Form 10-Q
period 1994-01-30
FORSTMANN & CO INC
filed 1994-03-15
CIK 798246

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 1994
                               ----------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________


Commission File Number: 1-9474



                           FORSTMANN & COMPANY, INC.
            (Exact name of registrant as specified in its charter)



                 GEORGIA                              58-1651326
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)



                          1185 Avenue of the Americas
                           New York, New York 10036
                   (Address of principal executive offices)



                                (212) 642-6900
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X   Yes            No
                                     -----          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   There were 5,588,035 shares of common stock, $.001 par value, outstanding as of March 14, 1994.


Total number of pages: 17 pages.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FORSTMANN & COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE THIRTEEN WEEKS ENDED JANUARY 30, 1994
                              AND JANUARY 31, 1993
                                  (unaudited)


                                                January 30,   January 31,
                                                    1994          1993
                                                ------------  ------------

Net sales                                       $37,451,000   $43,124,000

Cost of goods sold                               28,683,000    34,794,000
                                                -----------   -----------

Gross profit                                      8,768,000     8,330,000

Selling, general and administrative expenses      5,578,000     4,431,000

Provision for uncollectible accounts              1,219,000       168,000
                                                -----------   -----------

Operating income                                  1,971,000     3,731,000

Interest expense                                  3,854,000     3,751,000
                                                -----------   -----------

Loss before income taxes                         (1,883,000)      (20,000)

Income tax (benefit) provision - principally
  deferred                                         (744,000)        3,000
                                                -----------   -----------

Net loss                                         (1,139,000)      (23,000)

Preferred stock in-kind dividends and
  accretion to redemption value                      58,000        50,000
                                                -----------   -----------

Loss applicable to common shareholders          $(1,197,000)  $   (73,000)
                                                ===========   ===========

Per share and share information:
  Loss per common share                         $      (.21)  $      (.01)
                                                ===========   ===========

  Weighted average common shares outstanding      5,585,540     5,585,014
                                                ===========   ===========

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                     JANUARY 30, 1994 AND OCTOBER 31, 1993
                                  (unaudited)

                                                   January 30,    October 31,
                                                      1994           1993
                                                  -------------  -------------
ASSETS
Current Assets:
  Cash                                            $     53,000   $     53,000
  Accounts receivable, net of allowance of
    $3,264,000 and $2,195,000, respectively         40,279,000     48,816,000
  Inventories                                       95,359,000     76,936,000
  Current deferred tax assets                        2,867,000      2,869,000
  Other current assets                               1,556,000      2,298,000
                                                  ------------   ------------

    Total current assets                           140,114,000    130,972,000

Property, plant and equipment, net                  78,233,000     76,521,000
Deferred financing costs, net of accumulated
  amortization of $821,000 and $629,000,
  respectively                                       2,971,000      3,024,000
Other assets                                         6,097,000      5,850,000
                                                  ------------   ------------

    Total                                         $227,415,000   $216,367,000
                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt            $  2,984,000   $  2,821,000
  Accounts payable                                  17,189,000     24,580,000
  Accrued compensation and payroll taxes             4,943,000      5,457,000
  Accrued interest payable                           2,637,000        648,000
  Other accrued liabilities                          3,502,000      4,805,000
                                                  ------------   ------------

    Total current liabilities                       31,255,000     38,311,000

Long-term debt, plus unamortized premium
   of $4,859,000 and $5,036,000, respectively,
   and less current maturities                     156,005,000    136,038,000

Deferred tax liabilities                             3,289,000      4,033,000

Accrued additional pension liability in
  excess of accumulated benefit obligation           1,900,000      1,900,000

Senior preferred stock                               2,252,000      2,195,000

Shareholders' Equity:
  Common stock                                           5,588          5,585
  Additional paid-in capital                        28,591,412     28,570,415
  Excess of additional pension liability
    over unrecognized prior service cost, net       (1,101,000)    (1,101,000)
  Retained earnings since November 2, 1992           5,218,000      6,415,000
                                                  ------------   ------------

    Total shareholders' equity                      32,714,000     33,890,000
                                                  ------------   ------------

    Total                                         $227,415,000   $216,367,000
                                                  ============   ============

See notes to financial statements.


                           FORSTMANN & COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE THIRTEEN WEEKS ENDED JANUARY 30, 1994
                              AND JANUARY 31, 1993
                                  (unaudited)

                                                 January 30,   January 31,
                                                     1994          1993
                                                 ------------  ------------

Net loss                                        $ (1,139,000) $    (23,000)
                                                ------------  ------------

Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                  3,414,000     2,457,000
    Income tax (benefit) provision                  (744,000)        3,000
    Provision for uncollectible accounts           1,219,000       168,000
    Gain from disposal of machinery
      and equipment                                  (20,000)           --
    Changes in current assets and current
      liabilities:
        Accounts receivable                        7,318,000     1,015,000
        Inventories                              (18,423,000)   (9,759,000)
        Other current assets                         426,000    (1,281,000)
        Accounts payable                          (7,391,000)   (3,256,000)
        Accrued liabilities                       (1,798,000)   (4,222,000)
        Accrued interest payable                   1,989,000     2,114,000
    Investment in notes receivable, net              316,000      (539,000)
    Deferred financing costs                        (138,000)   (1,946,000)
                                                ------------  ------------

  Total adjustments                              (13,832,000)  (15,246,000)
                                                ------------  ------------

    Net cash used by operations                  (14,971,000)  (15,269,000)
                                                ------------  ------------

Cash flows used in investing activities:
  Capital expenditures                            (4,728,000)   (2,519,000)
  Investment in computer information systems        (637,000)     (297,000)
  Net proceeds from disposal of machinery
    and equipment                                     25,000            --
                                                ------------  ------------

    Net cash used by investing activities         (5,340,000)   (2,816,000)
                                                ------------  ------------

Cash flows from financing activities:
  Net borrowings under the Citibank Facility              --     1,500,000
  Repayment of the Citibank Facility                      --   (57,987,000)
  Net borrowings under the Revolving
    Line of Credit                                20,015,000    59,947,000
  Proceeds from the Term Loan                             --    15,000,000
  Borrowings under the CIT Equipment Facility      1,113,000
  Repayment of other financing arrangements         (838,000)     (375,000)
  Incentive stock options exercised                   21,000            --
                                                ------------  ------------

    Net cash provided by financing activities     20,311,000    18,085,000
                                                ------------  ------------

Net increase in cash                                      --            --

Cash at beginning of period                           53,000        52,000
                                                ------------  ------------

Cash at end of period                           $     53,000  $     52,000
                                                ============  ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THIRTEEN WEEKS ENDED JANUARY 30, 1994
                                  (unaudited)



                                                                  Pension
                                                   Additional    Liability                     Total
                                       Common        Paid-In     Over Prior     Retained    Shareholders'
                                       Stock         Capital    Service Cost    Earnings       Equity
                                       ------     -----------   ------------  -----------   ------------
Balance, October 31,
  1993                                 $5,585     $28,570,415   $(1,101,000)  $ 6,415,000   $33,890,000

Incentive stock
  options exercised                         3          20,997            --            --        21,000

Loss applicable to
  common shareholders                      --              --            --    (1,197,000)   (1,197,000)
                                       ------     -----------   ------------  -----------   -----------

Balance, January 30,
  1994                                 $5,588     $28,591,412   $(1,101,000)  $ 5,218,000   $32,714,000
                                       ======     ===========   ============  ===========   ===========

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 30, 1994
                                  (Unaudited)


1. Forstmann & Company, Inc. ("the Company") designs, manufactures and markets woolen, worsted and other fabrics primarily used in the production of apparel, as well as for specialty products and commercial interior products. A majority of the Company's common stock is owned by Odyssey Partners, L.P.

   The Company has adopted a fiscal year ending the Sunday nearest to October
31.

   The condensed financial statements presented herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information have been made. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 (the "1993 Form 10-K"), to which reference is made. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. Because of the seasonal nature of the Company's business, the results for the interim periods presented are not indicative of the results for a full fiscal year.

   Certain prior year's financial statement balances have been reclassified to conform with the current year's presentations.

2. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of:


                                        January 30,   October 31,
                                            1994          1993
                                        ------------  ------------

        Raw materials and supplies      $17,206,000   $18,073,000
        Work-in-process                  50,894,000    45,165,000
        Finished products                29,215,000    15,601,000
        Less market reserves             (1,956,000)   (1,903,000)
                                        -----------   -----------

        Total                            95,359,000    76,936,000

        Difference between LIFO
          carrying value and current
          replacement cost               (1,547,000)   (1,565,000)
                                        -----------   -----------

        Current replacement cost        $93,812,000   $75,371,000
                                        ===========   ===========


   Although current replacement cost for inventories at January 30, 1994 and October 31, 1993 was less than LIFO carrying value, the Company's management believes that the carrying value will be recovered through future sales which will yield normal profit margins.

3. Weighted common shares outstanding for the thirteen weeks ended January 30, 1994 represent the weighted average shares outstanding during the period and for the thirteen weeks ended January 31, 1993 represent actual shares outstanding.

4. As described in the 1993 Form 10-K, the Company has accrued certain estimated costs for environmental matters. Management believes that such accrual remains appropriate and reasonable, and no additional amounts have been accrued for such environmental matters with respect to the thirteen weeks ended January 30, 1994.

5. As discussed in Note 10 in the 1993 Form 10-K, the Company is involved in legal proceedings with certain shareholders who dissented from a 1992 merger with an affiliated company (the "Dissenters' Proceeding"). The Company believes that any payment in respect thereof should not have a material adverse effect on the results of operations, financial condition or liquidity of the Company. However, there is no certainty as to the ultimate outcome of the Dissenters' Proceeding or the amounts, if any, the court will assess against any of the parties. If the Company is required to pay a cash amount in excess of $500,000, such payment, in the absence of a consent by GECC (hereinafter defined), would constitute an event of default under the GECC Facility (hereinafter defined). The status of the Dissenters' Proceeding has not changed from the status disclosed in the 1993 Form 10-K.

Item 2.
- -------

                                 FORSTMANN & COMPANY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


   Reference is made to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1993 Form 10-K for a discussion of the Company's financial condition as of October 31, 1993, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1994 fiscal year.

Financial Condition and Liquidity
- ---------------------------------

   Net cash used by operating activities during the thirteen weeks ended January 30, 1994 (the "1994 First Quarter") was $15.0 million, a decrease of $0.3 million from the thirteen weeks ended January 31, 1993 (the "1993 First Quarter"). Historically, during the first half of its fiscal year, the Company utilizes cash to fund operations, whereas operations provide cash during the second half of the Company's fiscal year. Net cash used in investing activities during the 1994 First Quarter, primarily for capital expenditures, was $5.3 million, an increase of $2.5 million from the 1993 First Quarter. Cash utilized to fund the Company's operations and investing activities during the 1994 First Quarter was obtained primarily from borrowings, net of repayments, under the Revolving Line of Credit (hereinafter defined) ($20.0 million) and the CIT Equipment Facility (hereinafter defined) ($1.1 million).

   Inventories increased $18.4 million from October 31, 1993 to January 30, 1994 due to the manufacture of certain fabric components and fabrics in the quarter in advance of the traditionally strong selling period in the Company's second and third fiscal quarters. As a result, the Company utilized available capacity, which is expected to enable the Company to continue to provide a high level of service to its customers and to reduce further manufacturing lead times. The Company expects its inventories to decrease by the end of the third fiscal quarter as sales levels increase.

   The Company entered into a five-year loan agreement as of October 30, 1992 with General Electric Capital Corporation ("GECC"), as agent and lender, (the "GECC Facility") which provides a revolving line of credit up to a maximum of $85 million (the "Revolving Line of Credit"). Borrowings under the Revolving Line of Credit bear interest, at the Company's option, at a floating rate (which is based on the higher of the prime lending rates or 90 day commercial paper rates, in either case as defined) or a fixed rate (which is based on LIBOR), payable monthly. The Company benefited from the use of the fixed interest rate option during the 1994 First Quarter and expects such benefit to continue for the remainder of fiscal year 1994. The fixed interest rate was approximately 1.0% less than the floating interest rate during the 1994 First Quarter. On January 28, 1994 and February 28, 1994, the Company selected for the Revolving Line of Credit a one-month and two-month fixed rate option, which set the fixed rate 6.125% and 6.6875% per annum, respectively. The Company entered into an interest rate cap agreement with a bank on January 31, 1994 that effectively caps the interest rate at 10.5% on borrowings up to $35.0 million. Such agreement, which cost $150,500, is effective through October 31, 1997.

   On April 5, 1993, the Company issued an aggregate of $20 million Senior Secured Floating Rates Notes due October 30, 1997 (the "Senior Secured Notes"). Borrowings under the Senior Secured Notes bear interest, at the Company's option, at a floating rate (which is based on the prime rate, as defined) or a fixed rate (which is based on LIBOR), payable quarterly. The floating rate is 1.75% per annum above the prime rate, as defined, and the fixed rate is 3.25% per annum above LIBOR. The Senior Secured Notes bear interest at the fixed rate of 6.50% per annum from January 28, 1994 through April 29, 1994.

   Proceeds from the Company's ordinary operations are applied to reduce the principal amount of borrowings outstanding under the Revolving Line of Credit. Unused portions of the Revolving Line of Credit may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations. The Company's obligations under the GECC Facility are secured by liens on substantially all of the Company's assets.

   The Company is a party to a loan and security agreement (the "CIT Equipment Facility") with The CIT Group/Equipment Financing, Inc. which provided financing for the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. Pursuant to the CIT Equipment Facility, which is secured with the financed equipment, the Company has an aggregate of $8.8 million of outstanding borrowings at January 30, 1994 at interest rates ranging from 7.36% to 7.75% per annum.

   Long-term debt at January 30, 1994 was $156.0 million, an increase of $20.0 million from October 31, 1993. Such increase was primarily a result of borrowings, net of repayments, under the GECC Facility and borrowings under the CIT Equipment Facility, which were used to fund the Company's working capital needs and to acquire certain machinery and equipment.

   The Company's cash requirements, including capital expenditures and working capital, during the 1994 First Quarter were funded from the proceeds from borrowings under the Revolving Line of Credit. At January 30, 1994, the aggregate amount of revolving loans and letters of credit outstanding under the Revolving Line of Credit was approximately $70.2 million and loan availability, in excess of the Company's outstanding borrowings and letters of credit, was approximately $8.3 million.

   Capital additions, including capital lease obligations, for plant and equipment were $4.7 million in the 1994 First Quarter. The Company expects spending for capital expenditures, primarily machinery and equipment, to be approximately $22.0 million during the 1994 fiscal year. The Company believes that cash generated from operations during the 1994 fiscal year, borrowings under the Revolving Line of Credit and permitted operating and capital leases will be sufficient to fund its ongoing working capital and capital expenditure requirements in the 1994 fiscal year. Further, on January 31, 1994, the Company engaged Donaldson, Lufkin & Jenrette Securities Corporation to act as exclusive agent for the Company in connection with the private placement of $10 million of additional Senior Secured Floating Rate Notes due October 30, 1997 (the "Additional Senior Secured Notes"). The Additional Senior Secured Notes are expected to have substantially the same terms and conditions as the Senior Secured Notes except that no sinking fund payments will be required. The Company expects to complete this transaction in late March or early April 1994, the net proceeds of which will initially be used to reduce the Company's Revolving Line of Credit and also for general corporate purposes, including capital expenditures and possible acquisitions.

   Working capital at January 30, 1994 was $108.9 million, an increase of $16.2 million from October 31, 1993. This increase resulted, in part, from a $9.1 million increase in current assets, primarily attributable to an increase in inventories of $18.4 million, which was somewhat offset by a decrease in accounts receivable of $7.6 million. The decrease in accounts receivable is attributable primarily to the $5.7 million decrease in sales in the 1994 First Quarter. Further, working capital increased as a result of a $7.1 decrease in current liabilities, primarily accounts payable. Such increase in working capital was funded primarily from borrowings under the Revolving Line of Credit.

   The increase in inventories primarily occurred in work-in-process and finished products which increased, net of market reserves, by $5.7 million and $13.6 million, respectively. The increase in work-in-process and finished products precedes the seasonal increase in sales, which primarily occurs in the Company's second and third fiscal quarters.

   The Company's sales order backlog at February 27, 1994 was $79.7 million compared to a sales order backlog of $80.2 million at February 28, 1993. Although the sales order backlog at February 27, 1994 is almost equal to that of the same period one year ago, it includes a decline in the sales order backlog for womenswear and outerwear, which was somewhat offset by an increase in orders for government products. The decline in the womenswear and outerwear backlog is attributable to the industry trend toward a later season and in product mix due to changing fashion trends. Unfilled government orders included in the February 27, 1994 backlog were $5.8 million as compared with none at February 28, 1993.


RESULTS OF OPERATIONS
- ---------------------

THE 1994 FIRST QUARTER COMPARED TO THE 1993 FIRST QUARTER

   Net sales for the 1994 First Quarter were $37.5 million, a decrease of 13.2% from the 1993 First Quarter. Total yards of fabric sold decreased 21.4% during the 1994 First Quarter, which was somewhat offset by sales of styles with per yard selling prices above last year's average. The decline in sales is attributable primarily to a decline in the sale of womenswear fabrics, due to a shift in product mix resulting from changing fashion trends.

   Cost of goods sold decreased to $28.7 million in the 1994 First Quarter from $34.8 million in the 1993 First Quarter. Gross profit increased 5.3% in the 1994 First Quarter to $8.8 million, and gross profit margin for the 1994 First Quarter was 23.4% compared to 19.3% for the 1993 First Quarter. This improvement was attributable to the effects of lower wool prices, improved manufacturing efficiencies and a shift in product mix to styles with higher per yard selling prices. The thirteen weeks ended January 30, 1994 and January 31, 1993 include the effects of the Company's quasi reorganization which was effected as of the beginning of the Company's 1993 fiscal year. Gross profit for the thirteen weeks ended January 31, 1993 includes a one-time benefit of $1.8 million ($1.2 million net of income taxes or $0.21 per share). Such one-time benefit related to the reversal in the 1993 First Quarter of unfavorable wool purchase commitments recorded as a liability in connection with the quasi reorganization which resulted in a reduction in cost of goods sold in such quarter.

   Selling, general and administrative expenses, excluding the provision for uncollectible accounts, increased 25.9% to $5.6 million in the 1994 First Quarter, compared to $4.4 million in the 1993 First Quarter. Over half of the increase is attributable to human resources-related expenses primarily associated with salary increases and the hiring of additional personnel for management information services. Due to the modernization and computerization of the Company's styling, sales and marketing operations in New York, coupled with other computer equipment upgrades, facility, depreciation and amortization expenses were higher in the 1994 First Quarter than in the 1993 First Quarter.

    The provision for uncollectible accounts increased from $0.2 million in the 1993 First Quarter to $1.2 million in the 1994 First Quarter. Such increase primarily is attributable to one of the Company's outerwear customers, which owed the Company $2.4 million, filing for protection under the federal Bankruptcy Code in February 1994. Prior to such filing, the Company had reserved approximately 50% of the aggregate amount due from such customer and, based on information currently available, has reserved as of January 30, 1994 approximately 92% of the aggregate amount due.

   Interest expense for the 1994 First Quarter was $3.9 million. The $0.1 million increase in interest expense in the 1994 First Quarter primarily was due to the additional borrowings under the Revolving Line of Credit.

   In the 1994 First Quarter, the Company recognized an income tax benefit of $0.7 million. As a result of the foregoing, the Company's net loss was $1.1 million in the 1994 First Quarter compared to a net loss of $23,000 in the 1993 First Quarter.

   Preferred stock in-kind dividends and accretion to redemption value was $58,000 in the 1994 First Quarter. As a result of the foregoing, the Company's loss applicable to common shareholders was $1.2 million for the 1994 First Quarter, compared to a loss of $73,000 for the 1993 First Quarter.

PART II -- OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K:

       (a) Exhibits

           (11) Statement regarding computation of per share earnings --

                11.1 Computation of per share earnings (loss)

           (15) Letter regarding unaudited interim financial information -

                15.1 Independent Accountants' Report, dated March 4, 1994, from Deloitte & Touche to Forstmann & Company, Inc.

           (23) Consents of experts and counsel -

                23.1 Letter of Deloitte & Touche, independent
                     public accountants.

       (b) Current Reports on Form 8-K -- no reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              FORSTMANN & COMPANY, INC.
                              -------------------------------
                              (Registrant)



                              /s/ William B. Towne
                              -------------------------------
                              William B. Towne
                              Executive Vice President &
                              Chief Financial Officer


March 14, 1994
- --------------
    Date

                                 EXHIBIT INDEX


Exhibit                                                             Sequential
  No.                Description                                     Page No.
- -------              -----------                                    ----------

11.1                 Computation of per share earnings (loss)               15

15.1                 Independent Accountants' Report, dated
                     March 4, 1994, from Deloitte & Touche to
                     Forstmann & Company, Inc.                              16

23.1                 Consent of Deloitte & Touche                           17


                                                                 Exhibit 11.1


                           Forstmann & Company, Inc.
                    Computation of Per Share Earnings (Loss)



                                                                Thirteen
                                                               Weeks Ended
                                                             January 30, 1994
                                                             ----------------

Loss applicable to common shareholders                         $(1,197,000)
                                                               ===========
Weighted average common shares and common
  share equivalents outstanding:


    Weighted average common shares outstanding                 $ 5,585,540

    Add average common shares equivalents -
      options to purchase common shares, net                        74,088
                                                               -----------

Average common shares and common share
  equivalents outstanding                                        5,659,628
                                                               ===========

Loss per common share and common share equivalent              $      (.21)
                                                               ===========


NOTE: The information provided in this exhibit is presented in accordance with Regulation S-K, Item 601(b)(11), while income per common share on the Company's condensed statements of operations and retained earnings (deficit) is presented in accordance with Accounting Principles Board
      (APB) Opinion No. 15. This information is not required by Footnote 2 to paragraph 14 of APB Opinion No. 15 as dilution is anti-dilutive.

                                                        Exhibit 15.1


INDEPENDENT ACCOUNTANT'S REPORT

Forstmann & Company, Inc.:


We have made a review of the accompanying balance sheet of Forstmann & Company, Inc. as of January 30, 1994 and the related statements of operations, shareholders' equity, and cash flows for the thirteen weeks ended January 30, 1994 and January 31, 1993 in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data, and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Forstmann & Company, Inc. as of October 31, 1993 and the related statements of operations, shareholders' equity, and cash flows for the fifty-two weeks then ended (not presented herein); and in our report dated December 9, 1993, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of October 31, 1993 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Deloitte & Touche
- ---------------------

Atlanta, Georgia

March 4, 1994

                                                        Exhibit 23.1



March 14, 1994

Forstmann & Company, Inc.
1185 Avenue of the Americas
New York, NY 10036

Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Forstmann & Company, Inc. for the periods ended January 30, 1994 and January 31, 1993, as indicated in our report dated March 4, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended January 30, 1994, is incorporated by reference in Registration Statement No. 33-55770 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


Yours truly,

/s/Deloitte & Touche
- --------------------