Form 10-Q
period 1994-05-01
FORSTMANN & CO INC
filed 1994-06-15
CIK 798246

[As filed with the Securities and Exchange Commission on June 15, 1994]


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 1994
                               -----------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________


Commission File Number: 1-9474


                           FORSTMANN & COMPANY, INC.
             (Exact name of registrant as specified in its charter)


                GEORGIA                           58-1651326
      (State or other jurisdiction             (I.R.S. Employer
       of incorporation or organization)       Identification No.)


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


    There were 5,589,392 shares of common stock, $.001 par value, outstanding as of June 14, 1994.

Total number of pages: 162
                       ---

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FORSTMANN & COMPANY, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THIRTEEN WEEKS ENDED May 1, 1994 AND May 2, 1993 AND
                THE TWENTY-SIX WEEKS ENDED MAY 1, 1994 AND MAY 2, 1993
                                      (unaudited)

                                 Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                -------------------------      --------------------------
                                 May 1,        May 2,           May 1,         May 2,
                                  1994          1993             1994          1993
                                  ----          ----             ----          ----
Net sales                       $76,508,000   $71,649,000      $113,960,000  $114,773,000

Cost of goods sold               57,942,000    54,552,000        86,625,000    89,346,000
                                -----------   -----------      ------------  ------------

Gross profit                     18,566,000    17,097,000        27,335,000    25,427,000

Selling, general and
  administrative expenses         5,367,000     5,329,000        10,945,000     9,784,000

Provision for uncollectible
  accounts                          200,000     1,015,000         1,419,000     1,159,000

Loss from disposal and
  impairment of machinery
  and equipment                        -          962,000              -          962,000
                                -----------   -----------      ------------  ------------

Operating income                 12,999,000     9,791,000        14,971,000    13,522,000

Interest expense                  4,261,000     4,042,000         8,115,000     7,792,000
                                -----------   -----------      ------------  ------------

Income before income taxes        8,738,000     5,749,000         6,856,000     5,730,000

Income tax provision -
  principally deferred            3,452,000     2,203,000         2,708,000     2,206,000
                                -----------   -----------      ------------  ------------
Net income                        5,286,000     3,546,000         4,148,000     3,524,000

Preferred stock in-kind
  dividends and accretion
  to redemption value                57,000        53,000           115,000       104,000
                                -----------   -----------      ------------  ------------
Income applicable to
  common shareholders           $ 5,229,000   $ 3,493,000      $  4,033,000  $  3,420,000
                                ===========   ===========      ============  ============

Per share and share
  information:
  Income per common share       $       .94   $       .63      $        .72  $        .61
                                ===========   ===========      ============  ============
  Weighted average common
    shares outstanding            5,586,795     5,585,014         5,588,035     5,585,014
                                ===========   ===========      ============  ============

See notes to financial statements.

                                 FORSTMANN & COMPANY, INC.
                                 CONDENSED BALANCE SHEETS
                             MAY 1, 1994 AND OCTOBER 31, 1993
                                        (unaudited)

                                                      May 1,        October 31,
                                                       1994            1993
                                                       ----            ----
ASSETS
Current Assets:
  Cash                                            $     53,000    $     53,000
  Accounts receivable, net of allowance of
    $3,457,000 and $2,195,000, respectively         72,278,000      48,816,000
  Inventories                                       87,368,000      76,936,000
  Current deferred tax assets                        2,867,000       2,869,000
  Other current assets                               2,083,000       2,298,000
                                                  ------------    ------------
    Total current assets                           164,649,000     130,972,000

Property, plant and equipment, net                  77,952,000      76,521,000
Deferred financing costs, net of accumulated
  amortization of $1,035,000 and $629,000,
  respectively                                       3,358,000       3,024,000
Other assets                                         6,259,000       5,850,000
                                                  ------------    ------------
    Total                                         $252,218,000    $216,367,000
                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt            $  3,054,000    $  2,821,000
  Accounts payable                                  18,526,000      24,580,000
  Accrued compensation and payroll taxes             3,440,000       5,457,000
  Accrued interest payable                             689,000         648,000
  Other accrued liabilities                          4,397,000       4,805,000
                                                  ------------    ------------
    Total current liabilities                       30,106,000      38,311,000

Long-term debt, plus unamortized premium
   of $4,658,000 and $5,036,000, respectively,
   and less current maturities                     173,554,000     136,038,000

Deferred tax liabilities                             6,606,000       4,033,000

Accrued additional pension liability in
  excess of accumulated benefit obligation           1,900,000       1,900,000

Senior preferred stock                               2,310,000       2,195,000

Shareholders' Equity:
  Common stock                                           5,595           5,585
  Additional paid-in capital                        28,389,405      28,570,415
  Excess of additional pension liability
    over unrecognized prior service cost, net       (1,101,000)     (1,101,000)
  Retained earnings since November 2, 1992          10,448,000       6,415,000
                                                  ------------    ------------
    Total shareholders' equity                      37,742,000      33,890,000
                                                  ------------    ------------
    Total                                         $252,218,000    $216,367,000
                                                  ============    ============

See notes to financial statements.

                                 FORSTMANN & COMPANY, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE TWENTY-SIX WEEKS ENDED MAY 1, 1994
                                      AND MAY 2, 1993
                                        (unaudited)


                                                     May 1,          May 2,
                                                     1994            1993
                                                     ----            ----
Net income                                        $ 4,148,000     $ 3,524,000
                                                  -----------     -----------
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                   6,801,000       4,531,000
    Income tax provision                            2,708,000       2,206,000
    Provision for uncollectible accounts            1,419,000       1,196,000
    (Gain)loss from disposal and
      impairment of machinery
      and equipment                                   (70,000)        962,000
    Changes in current assets and current
      liabilities:
        Accounts receivable                       (24,881,000)    (25,613,000)
        Inventories                               (10,432,000)     (6,184,000)
        Other current assets                          (99,000)     (1,196,000)
        Accounts payable                           (6,054,000)      2,723,000
        Accrued liabilities                        (2,748,000)     (6,045,000)
        Accrued interest payable                       41,000          38,000
    Investment in notes receivable, net               316,000        (536,000)
    Deferred financing costs                         (739,000)     (2,735,000)
                                                  -----------     -----------
  Total adjustments                               (33,738,000)    (30,653,000)
                                                  -----------     -----------
    Net cash used by operating activities         (29,590,000)    (27,129,000)
                                                  -----------     -----------
Cash flows used in investing activities:
  Capital expenditures                             (7,504,000)     (7,354,000)
  Investment in other assets, principally
    computer information systems                   (1,168,000)     (1,030,000)
  Net proceeds from disposal of machinery
    and equipment                                     128,000          42,000
                                                  -----------     -----------
    Net cash used by investing activities          (8,544,000)     (8,342,000)
                                                  -----------     -----------
Cash flows from financing activities:
  Net borrowings under the Citibank Facility             -          1,500,000
  Repayment of the Citibank Facility                     -        (57,987,000)
  Net borrowings under the Revolving
    Line of Credit                                 28,468,000      70,180,000
  Proceeds from the Term Loan                            -         15,000,000
  Repayment of the Term Loan                             -        (15,000,000)
  Proceeds from sale of Senior Secured Notes       10,000,000      20,000,000
  Borrowings under the CIT Equipment Facility
    and other financing arrangements                1,469,000       2,584,000
  Repayment of other financing arrangements        (1,828,000)       (806,000)
  Incentive stock options exercised                    25,000            -
                                                  -----------     -----------
    Net cash provided by financing activities      38,134,000      35,471,000
                                                  -----------     -----------
Net increase in cash                                     -               -

Cash at beginning of period                            53,000          52,000
                                                  -----------     -----------
Cash at end of period                             $    53,000     $    52,000
                                                  ===========     ===========

See notes to financial statements.

                                  FORSTMANN & COMPANY, INC.
                   CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         FOR THE TWENTY-SIX WEEKS ENDED MAY 1, 1994
                                         (unaudited)


                                                  Pension
                                  Additional     Liability                    Total
                         Common     Paid-In      Over Prior     Retained   Shareholders'
                         Stock      Capital     Service Cost    Earnings      Equity
                         ------   -----------   -----------    -----------   -----------
Balance, October 31,
1993                     $5,585   $28,570,415   $(1,101,000)   $6,415,000    $33,890,000


Incentive stock
  options exercised          10        24,990          -             -            25,000


Quasi-reorganization
  adjustment               -         (206,000)         -             -          (206,000)


Income applicable to
  common shareholders      -             -             -         4,033,000     4,033,000
                         ------   -----------   -----------    -----------   -----------

Balance, May 1, 1994     $5,595   $28,389,405   $(1,101,000)   $10,448,000   $37,742,000
                         ======   ===========   ===========    ===========   ===========


See notes to financial statements.

                                 FORSTMANN & COMPANY, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                         MAY 1, 1994
                                        (Unaudited)


1. Forstmann & Company, Inc. ("the Company") designs, manufactures and markets woolen, worsted and other fabrics primarily used in the production of apparel for men and women, as well as for specialty products and commercial interior products. A majority of the Company's common stock is owned by Odyssey Partners, L.P.

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

    Certain prior year's financial statement balances have been reclassified to conform with the current year's presentations.

2. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of:

                                       May 1,           October 31,
                                        1994               1993
                                        ----               ----
Raw materials and supplies           $18,073,000        $18,073,000
Work-in-process                       51,180,000         45,165,000
Finished products                     19,795,000         15,601,000
Less market reserves                  (1,680,000)        (1,903,000)
                                     -----------        -----------
Total                                 87,368,000         76,936,000
Difference between LIFO
  carrying value and current
  replacement cost                    (1,547,000)        (1,565,000)
                                     -----------        -----------
Current replacement cost             $85,821,000        $75,371,000
                                     ===========        ===========

    Although current replacement cost for inventories at May 1, 1994 and October 31, 1993 was less than LIFO carrying value, the Company's management believes that the carrying value will be recovered through future sales which will yield normal profit margins.

3. Per share and share information for the thirteen and twenty-six weeks ended May 1, 1994 and May 2, 1993 are based upon actual income applicable to common shareholders and the weighted average shares outstanding during the periods.

4. As discussed in Note 10 to the Company's annual financial statements in the 1993 Form 10-K, the Company has accrued certain estimated costs for environmental matters. Based upon the advice of outside environmental consultants, management believes that such accrual, after adjustment, is appropriate and reasonable. During the thirteen and twenty-six weeks ended May 1, 1994, an additional $341,000 was accrued for such environmental matters. Because the additional environmental accrual relates to contingencies arising prior to and existing at November 2, 1992, the related charge, net of tax, was applied against additional paid-in capital as a quasi-reorganization adjustment.

Pursuant to Georgia Hazardous Site Response Act (the "Response Act"), property owners in Georgia were required to notify the Environmental Protection Division of the Georgia Department of Natural Resources (the "Division") of known releases of regulated substances on their properties above certain levels by March 22, 1994. Pursuant to the Response Act, the Company notified the Division of two releases at the Dublin facility (both occurring prior to November 2, 1992), one relating to the presence of trichloroethylene at the facility and one near the southern property boundary. The Division will evaluate the notifications submitted by property owners and determine which sites should be placed on a listing of sites to be created, called the Hazardous Site Inventory ("HSI"). The Division intends to evaluate the sites on the HSI to determine which sites need corrective action. The Division has issued for public comment, but has not finalized, cleanup standards and procedures for determining when corrective action is necessary under the Response Act. Management considered the proposed standards when addressing the additional environmental accrual discussed above and, accordingly, management does not believe the proposed standards, if adopted, would have a material adverse effect on the financial condition or liquidity of the Company.

5. As discussed in Note 10 to the Company's annual financial statements in the 1993 Form 10-K, the Company is involved in legal proceedings with certain shareholders who dissented from a 1992 merger with an affiliated company (the "Dissenters' Proceeding"). The Company believes that any payment in respect thereof should not have a material adverse effect on the results of operations, financial condition or liquidity of the Company. However, there is no certainty as to the ultimate outcome of the Dissenters' Proceeding or the amounts, if any, the court will assess against any of the parties. If the Company is required to pay a cash amount in excess of $500,000, such payment, in the absence of a consent by GECC (hereinafter defined), would constitute an event of default under the GECC Facility (hereinafter defined). The parties to the Dissenters' Proceeding have completed discovery. The court has granted the Company's motion for an independent court approved appraiser to assist in the judicial determination of fair value. The trial date has not yet been set.

6. The Equipment Facility (hereinafter defined, see Item 2) contains a covenant whereby the Company may not permit its adjusted leverage ratio (the ratio of total liabilities to tangible net worth) to exceed a certain ceiling. On June 13, 1994, the Equipment Facility was amended to increase this maximum permitted adjusted leverage ratio from 160% to 170% for the period from January 31, 1994 through July 31, 1994. Thereafter, the maximum permitted adjusted leverage ratio is 160% until October 30, 1994 and declines annually. The Company's adjusted leverage ratio as of May 1, 1994 was 166%. This higher ratio is attributable to an adjustment in the Company's assumed discount rate used to measure the accumulated benefit obligation for its hourly and salaried pension plans under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", and the additional debt the Company incurred to fund an increase in inventories. Absent the amendment to the Equipment Facility, an adjusted leverage ratio of more than 160% during the 1994 Second Quarter would have been an event of default under the Equipment Facility. In addition, such an event of default would have triggered a cross default under the terms of the Loan Agreement (hereinafter defined, see Item 2). The lender under the Loan Agreement has consented to the amendment to the Equipment Facility and acknowledged that no event of default under the Loan Agreement exists as a result of the events giving rise to such amendment.

Item 2.
- - -------
                                 FORSTMANN & COMPANY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                   RESULTS OF OPERATIONS


    Reference is made to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1993 Form 10-K for a discussion of the Company's financial condition as of October 31, 1993, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1994 fiscal year.

Financial Condition and Liquidity
- - ---------------------------------

     Net cash used by operating activities during the twenty-six weeks ended May 1, 1994 (the "1994 Period) was $29.6 million, an increase of $2.5 million from the twenty-six weeks ended May 2, 1993 (the "1993 Period"). Historically, during the first half of its fiscal year, the Company utilizes cash to fund operations, whereas operations provide cash during the second half of the Company's fiscal year. Net cash used in investing activities during the 1994 Period, primarily for capital expenditures, was $8.5 million, an increase of $0.2 million from the 1993 Period. Cash utilized to fund the Company's operations and investing activities during the 1994 Period was obtained primarily from borrowings, net of repayments, under the Revolving Line of Credit (hereinafter defined) ($28.5 million), proceeds from the sale of Additional Senior Secured Notes (hereinafter defined) ($9.7 million, net of underwriter's fee of $0.3 million) and the CIT Equipment Facility (hereinafter defined) ($1.1 million).

     Historically, the Company experiences an increase in accounts receivable during the first three quarters of its fiscal year (primarily during the second and third quarters), due to the seasonal increase in sales which typically occur in January through July of each year. This seasonal pattern is influenced by the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating"), which permit payment 60 days beyond July 1 for invoices billed in January through June. Accounts receivable at May 1, 1994 included $22.8 million of receivables with dating, a decrease of $0.8 million compared to May 2, 1993.

     The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for manufacturers to produce apparel for retail sale during the fall and winter months. As a result of normal payment terms for sale of such fabrics, the Company receives the major portion of its payments thereon during July through October. The Company's worsted fabric sales tend to be less seasonal because the weight of worsted fabrics makes them suitable for retail sales in the spring as well as in the fall and winter months.

     Inventories increased $10.4 million from October 31, 1993 to May 1, 1994 due to the manufacture of certain fabric components and fabrics in advance of the traditionally strong selling period in the Company's second and third fiscal quarters. As a result, the Company utilized available manufacturing capacity, which is expected to enable the Company to continue to provide a high level of service to its customers and to reduce further manufacturing lead times. The Company expects its inventories to decrease by the end of the third fiscal quarter as sales levels continue at seasonally high levels.

    The Company entered into a five-year loan agreement as of October 30, 1992 with General Electric Capital Corporation ("GECC"), as agent and lender (the "Loan Agreement") which provides a revolving line of credit up to a maximum of $85 million (the "Revolving Line of Credit"). Borrowings under the Revolving Line of Credit bear interest, at the Company's option, at a floating rate (which is based on the higher of the prime lending rates or 90 day commercial paper rates, in either case as defined) or a fixed rate (which is based on LIBOR), payable monthly. The Company benefited from the use of the fixed interest rate option during the 1994 Period and expects such benefit to continue for the remainder of fiscal year 1994. The fixed interest rate was approximately 1.0% less than the floating interest rate during the 1994 Period. On April 29, 1994, the Company selected for the Revolving Line of Credit a two-month fixed rate option, which set the fixed rate at 7.1875%. The Company entered into an interest rate cap agreement with a bank on January 31, 1994 that effectively caps the interest rate at 10.5% on borrowings up to $35.0 million. Such agreement, which cost $150,500, is effective through October 31, 1997.

    On April 5, 1993, the Company issued an aggregate of $20 million Senior Secured Floating Rate Notes due October 30, 1997 (the "Original Senior Secured Notes") under an Indenture dated as of April 5, 1993 between the Company and Shawmut Bank Connecticut, National Association, as trustee (the "Original Senior
Note Indenture"), which requires principal payments of $3.0 million on October 31, 1994, $4.0 million on October 31, 1995, $5.0 million on October 31, 1996 and a final payment of the unpaid principal balance on October 30, 1997. On March 30, 1994, the Company amended and restated the Original Senior Note Indenture (as so amended and restated, the "Senior Note Indenture") and issued $10 million of additional Senior Secured Notes due October 30, 1997 (the "Additional Senior Secured Notes"; together with the Original Senior Secured Notes, the "Senior Secured Notes") under the Senior Note Indenture which requires that the Additional Senior Secured Notes be paid in full on October 30, 1997. The proceeds (net of underwriting fees) from the issuance of the Additional Senior Secured Notes were used to repay borrowings outstanding under the Loan Agreement. Borrowings under the Senior Secured Notes bear interest, at the Company's option, at a floating rate (which is based on the prime rate, as defined) or a fixed rate (which is based on LIBOR), payable quarterly. The floating rate is 1.75% per annum above the prime rate, as defined, and the fixed rate is 3.25% per annum above LIBOR. The Senior Secured Notes bear interest at the fixed rate of 7.50% per annum from April 29, 1994 through July 29, 1994.

    Proceeds from the Company's ordinary operations are applied to reduce the principal amount of borrowings outstanding under the Revolving Line of Credit. Unused portions of the Revolving Line of Credit may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations. The Company's obligations under the Loan Agreement and the Senior Secured Notes are secured by liens on substantially all of the Company's assets. Both the Loan Agreement and the Senior Note Indenture contain certain restrictive covenants, including financial covenant restrictions and limitations on the payment of cash dividends.

    The Company is a party to a loan and security agreement (the "Equipment Facility") with The CIT Group/Equipment Financing, Inc. ("CIT") which provided financing for the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. Pursuant to the Equipment Facility, which is secured with the financed equipment, the Company has an aggregate of $8.2 million of outstanding borrowings at May 1, 1994 at interest rates ranging from 7.36% to 8.61% per annum.

    On June 13, 1994, the Equipment Facility was amended to increase the maximum permitted adjusted leverage ratio (the ratio of total liabilities to tangible net worth) from 160% to 170% for the period commencing January 31, 1994 through July 31, 1994. The Company requested such amendment to account for an adjustment in the Company's assumed discount rate used to measure the accumulated benefit obligation for its hourly and salaried pension plans under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", and the additional debt the Company incurred to fund the increase in inventories. The Company has entered into negotiations with CIT to increase the maximum permitted adjusted leverage ratio for other periods covered under the Equipment Facility.

    Long-term debt at May 1, 1994 was $173.6 million, an increase of $37.5 million from October 31, 1993. Such increase was primarily a result of borrowings, net of repayments, under the Loan Agreement, proceeds from the sale of Senior Secured Notes and borrowings under the Equipment Facility, which were used to fund the Company's working capital needs and to acquire certain machinery and equipment.

    The Company's cash requirements, including capital expenditures and working capital, during the 1994 Period were funded from the proceeds from borrowings under the Revolving Line of Credit and the sale of the Additional Senior Secured Notes. At May 1, 1994, the aggregate amount of revolving loans and letters of credit outstanding under the Revolving Line of Credit was approximately $78.6 million and loan availability, in excess of the Company's outstanding borrowings and letters of credit, was approximately $6.4 million.

    Capital additions, including capital lease obligations, for plant and equipment were $7.5 million in the 1994 Period. The Company expects spending for capital expenditures, primarily machinery and equipment, to be approximately $22.0 million during the 1994 fiscal year. The Company believes that cash generated from operations during the remaining portion of the 1994 fiscal year, borrowings under the Revolving Line of Credit and permitted operating and capital leases will be sufficient to fund its ongoing working capital and capital expenditure requirements in the 1994 fiscal year.

    Working capital at May 1, 1994 was $134.5 million, an increase of $41.9 million from October 31, 1993. This increase resulted, in part, from a $33.7 million increase in current assets, primarily attributable to an increase in inventories of $10.4 million and accounts receivable of $23.5 million. Further, working capital increased as a result of a $8.2 million decrease in current liabilities, primarily accounts payable. Such increase in working capital was funded primarily from borrowings under the Revolving Line of Credit and proceeds from the sale of the Additional Senior Secured Notes.

    The increase in inventories primarily occurred in work-in-process and finished products, which increased by $6.0 million and $4.2 million, respectively. The increase in work-in-process and finished products precedes the seasonal increase in sales, which primarily occurs in the Company's second and third fiscal quarters.

    The Company's sales order backlog at May 29, 1994 was $62.6 million compared to a sales order backlog of $64.5 million at May 30, 1993. The decrease in the sales order backlog includes a decline for womenswear and outerwear, which was somewhat offset by an increase in orders for menswear and government products. The decline in the womenswear and outerwear backlog is attributable to the industry trend toward a later season and in product mix due to changing fashion trends. Unfilled government orders included in the May 29, 1994 backlog were $5.8 million as compared with $0.7 at May 30, 1993.


RESULTS OF OPERATIONS
- - ---------------------

THE 1994 TWENTY-SIX WEEK PERIOD COMPARED TO THE 1993 TWENTY-SIX WEEK PERIOD

    Net sales for the 1994 Period were $114.0 million, a decline of less than 1% from the 1993 Period. Total yards of fabric sold decreased 4.1% during the 1994 Period, which was somewhat offset by sales of styles with per yard selling prices above last year's average. The decline in sales is attributable primarily to a decline in the sale of womenswear fabrics, due to a shift in product mix resulting from changing fashion trends.

    Cost of goods sold decreased to $86.6 million in the 1994 Period from $89.3 million in the 1993 Period. Gross profit increased 7.5% in the 1994 Period to $27.3 million, and gross profit margin for the 1994 Period was 24.0% compared to 22.2% for the 1993 Period. This improvement was attributable to the effects of lower wool prices, improved manufacturing efficiencies and a shift in product mix to styles with higher per yard selling prices. The twenty-six weeks ended May 1, 1994 and May 2, 1993 include the effects of the Company's quasi reorganization which was effected as of the beginning of the Company's 1993 fiscal year. Gross profit for the twenty-six weeks ended May 2, 1993 includes a one-time benefit of $2.8 million ($1.7 million net of income taxes or $0.31 per share). Such one-time benefit related to the reversal in the 1993 Period of unfavorable wool purchase commitments recorded as a liability in connection with the quasi reorganization which resulted in a reduction in cost of goods sold in the 1993 Period.

    Selling, general and administrative expenses, excluding the provision for uncollectible accounts, increased 11.9% to $10.9 million in the 1994 Period, compared to $9.8 million in the 1993 Period. Over half of the increase is attributable to human resources-related expenses primarily associated with salary increases and the hiring of additional personnel for marketing and in-house legal counsel. Due to the modernization and computerization of the Company's styling, sales and marketing operations in New York, coupled with other computer equipment upgrades, facility, depreciation and amortization expenses were higher in the 1994 Period than in the 1993 Period.

     The provision for uncollectible accounts increased from $1.2 million in the 1993 Period to $1.4 million in the 1994 Period. Such increase primarily is attributable to one of the Company's outerwear customers, which owed the Company $2.4 million, filing for protection under the Federal Bankruptcy Code in February 1994. Prior to such filing, the Company had reserved approximately 50% of the aggregate amount due from such customer and, based on information currently available, has reserved as of May 1, 1994, 100% of the aggregate amount due. The provision for uncollectible accounts in the 1993 Period includes the effect of several of the Company's customers filing for protection under the Federal Bankruptcy Code, which customers, at the time of such filings, owed the Company an aggregate of approximately $2.5 million.

    Interest expense for the 1994 Period was $8.1 million. The $0.3 million increase in interest expense in the 1994 Period primarily was due to the additional borrowings under the Revolving Line of Credit, the Senior Secured Notes and the Equipment Facility. Further, recently announced increases in the Federal Reserve discount rates have resulted in the Company's interest rates applicable to borrowings under the Revolving Line of Credit and Senior Secured Notes increasing by approximately 1% per annum.

    In the 1994 Period, the Company recognized an income tax provision of $2.7 million. The Company's effective tax rate was 39.5% on income before income taxes for the 1994 Period, while the effective tax rate for the 1993 Period was 38.5%. The increase in the Company's effective income tax rate is attributable to the Omnibus Budget Reconciliation Act of 1993 (the "Tax Act") which was signed into law by the President on August 10, 1993. The Tax Act increased the corporate income tax rate from 34% to 35%, as well as made certain other changes to the corporate tax law. As a result of the foregoing, the Company's net income was $4.1 million in the 1994 Period compared to net income of $3.5 million in the 1993 Period.

    Preferred stock in-kind dividends and accretion to redemption value was $115,000 in the 1994 Period. As a result of the foregoing, the Company's income applicable to common shareholders was $4.0 million in the 1994 Period, compared to income applicable to common shareholders of $3.4 million in the 1993 Period.

THE THIRTEEN WEEKS ENDED MAY 1, 1994 (THE "1994 SECOND QUARTER") COMPARED TO THE THIRTEEN WEEKS ENDED MAY 2, 1993 (THE "1993 SECOND QUARTER")

     Net sales for the 1994 Second Quarter were $76.5 million, an increase of 6.8% from the 1993 Second Quarter. Total yards of fabric sold increased approximately 5.1% during the 1994 Second Quarter. Such increase is primarily attributable to an increase in the sale of womenswear worsted fabrics, due to a shift in product mix resulting from changing fashion trends. Cost of goods sold increased 6.2% in the 1994 Second Quarter to $57.9 million from $54.6 million in the 1993 Second Quarter.

     Gross profit increased 8.6% in the 1994 Second Quarter to $18.6 million and gross profit margin for the 1994 Second Quarter was 24.3%, compared to 23.9% for the 1993 Second Quarter.

     Reference is made to the discussion regarding sales, sales mix, cost of goods sold and gross profit in the previous comparison of operations for the 1994 Period and the 1993 Period for an explanation of the foregoing variations. The 1993 Second Quarter includes a one-time benefit of $0.9 million ($0.6 million net of income taxes or $0.10 per share). Such one-time benefit related to the reversal in the 1993 Second Quarter of unfavorable wool purchase commitments recorded as a liability in connection with the quasi reorganization which resulted in a reduction in cost of goods sold in such quarter.

     Selling, general and administrative expense, excluding the provision for doubtful accounts, increased less than 1% to $5.4 million during the 1994 Second Quarter, compared to $5.3 million during the 1993 Second Quarter, primarily due to the same factors that contributed to the increase in such expense during the 1994 Period.

     The provision for uncollectible accounts decreased from $1.0 million in the 1993 Second Quarter to $0.2 million in the 1994 Second Quarter. The provision for uncollectible accounts in the 1993 Second Quarter includes the effect of several of the Company's customers filing for protection under the Federal Bankruptcy Code, which customers, at the time of such filings, owed the Company an aggregate of approximately $2.5 million.

     Interest expense for the 1994 Second Quarter increased 5.4% to $4.3 million, primarily due to the same factors that contributed to the increase in interest expense during the 1994 Period.

     In the 1994 Second Quarter, the Company recognized an income tax provision at an effective tax rate of 39.5% on income before income taxes, while in the 1993 Second Quarter, the Company recognized an income tax provision at an effective rate of 38.3%. As a result of the foregoing, the Company's net income increased $1.7 million to $5.3 million for the 1994 Second Quarter, compared to net income of $3.5 million for the 1993 Second Quarter.

     Preferred stock in-kind dividends and accretion to redemption value was $57,000 in the 1994 Second Quarter. As a result of the foregoing, the Company's income applicable to common shareholders increased $1.7 million to $5.2 million in the 1994 Second Quarter, compared to income applicable to common shareholders of $3.5 million in the 1993 Second Quarter.

PART II -- OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

    (a) Date and type of meeting: March 30, 1994 -- Annual Meeting of
        Shareholders

    (b)  Name of each director elected at the meeting:

         Michael Barker
         Stephen Berger
         Cameron Clark, Jr.
         Steven Friedman
         F. Peter Libassi
         Christopher Schaller

     No persons other than the above had a term of office as director continuing after the meeting.

     (c)  Matters voted upon at the Annual Meeting of Shareholders:

                                                                           Abstentions
                                                        Votes Against      and Broker
Matter                                  Votes For        or Withheld        Non-Votes
Ratification of                         4,700,045            14,493           1,860
Amendment of By-Laws
to increase size of Board
of Directors to six persons

Amendment of Articles of                4,480,628           235,770             -
Incorporation to increase
authorized shares by
10,000,000

Amendment of Common Stock               4,038,138           678,260             -
Incentive Plan to add 250,000
shares of Common Stock available
for grant

Ratification of selection of            4,711,198             5,200             -
Deloitte & Touche as independent
auditors for fiscal year 1994

Election of directors:

     Michael Barker                     4,709,087             5,311             -
     Stephen Berger                     4,687,277            24,011             -
     Cameron Clark, Jr.                 4,709,297             5,101             -
     Steven Friedman                    4,709,287             5,111             -
     F. Peter Libassi                   4,709,097             5,301             -
     Christopher Schaller               4,709,297             5,101             -

Item 6.  Exhibits and Reports on Form 8-K:

       (a) Exhibits


               4.1 Amended and Restated Indenture, dated as of March 30,1994, between the Company and Shawmut Bank Connecticut,National Association, as trustee, relating to the Senior Secured Notes

               4.2 Form of Original Senior Secured Note (incorporated herein by reference to Exhibit 4.1)

               4.3 Form of Additional Senior Secured Note (incorporated herein by reference to Exhibit 4.1)

               4.4 Form of First Amendment to Deed to Secure Debt, Assignments of Leases and Rents, Security Agreements and Fixture Filings, dated as of March 30, 1994, between the Company and Shawmut Bank Connecticut, National Association, as trustee

               4.5 First Amendment to Pledge and Security Agreement, dated as of March 30, 1994, between the Company and Shawmut Bank Connecticut, National Association, as trustee

               4.6 First Amendment to Trademark Security Agreement (foreign), dated as of March 30, 1994,between the Company and Shawmut Bank Conneticut, National Association, as trustee

               4.7 First Amendment to Trademark Security Agreement (U.S.),dated as of March 30, 1994, between the Company and Shawmut Bank Connecticut, National Association, as trustee

               4.8 First Amendment to Patent Security Agreement, dated as of March 30, 1994, between the Company and Shawmut Bank Connecticut, National Association, as trustee

               4.9 Seventh Amendment, dated as of March 30, 1994, to the Loan Agreement, dated as of October 30, 1992, among the Company and General Electric Capital Corporation, as lender and agent for the lenders named therein

              11.1        Computation of per share earnings


              15.1 Independent Accountants' Report, dated May 25, 1994, from Deloitte & Touche to Forstmann & Company, Inc.

              23.1 Letter of Deloitte & Touche, independent public accountants


              99          Press release, dated June 1, 1994


       (b) Current Reports on Form 8-K -- no reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORSTMANN & COMPANY, INC.
                                    -------------------------
                                    (Registrant)



                                    /s/ William B. Towne
                                    -------------------------
                                    William B. Towne
                                    Executive Vice President &
                                    Chief Financial Officer


Date: June 14, 1994
- - -------------------

                                 EXHIBIT INDEX



Exhibit                                                             Sequential
  No.               Description                                      Page No.
- - -------             -----------                                     ----------
 4.1                Amended and Restated Indenture, dated
                    as of March 30, 1994

 4.2 Original Senior Secured Note (incorporated herein by referrence to Exhibit 4.1)

 4.3 Additional Senior Secured Note (incorporated herein by reference to Exhibit 4.1)

 4.4 Form of First Amendment to Deed to Secure Debt, dated as of March 29, 1994

 4.5                First Amendment to Pledge and Security
                    Agreement

 4.6                First Amendment to Trademark Security Agreement
                    (foreign)

 4.7                First Amendment to Trademark Security
                    Agreement (U.S.), dated as of March 30, 1994

 4.8 First Amendment to Patent Security Agreement, dated as of March 30, 1994

 4.9                Seventh Amendment, dated as of March 30, 1994

11.1                Computation of per share earnings

15.1                Independent Accountants' Report, dated
                    May 25, 1994, from Deloitte & Touche to
                    Forstmann & Company, Inc.

23.1                Consent of Deloitte & Touche

99                  Press release, dated June 1, 1994