Form 10-Q
period 1994-08-01
FORSTMANN & CO INC
filed 1994-09-14
CIK 798246

[As filed with the Securities and Exchange Commission on September 14, 1994]



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1994
                               -------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ___________________to_____________________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  Yes        ___ No
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     There were 5,588,800 shares of voting common stock, $.001 par value, outstanding as of September 8, 1994.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FORSTMANN & COMPANY,INC.
                      CONDENSED STATEMENTS OF OPERATIONS
      FOR THE THIRTEEN WEEKS ENDED JULY 31, 1994 AND AUGUST 1, 1993, AND
                   THE THIRTY-NINE WEEKS ENDED JULY 31, 1994
                              AND AUGUST 1, 1993
                                  (unaudited)

                                                  Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                                ------------------------  --------------------------
                                                 July 31,     August 1,     July 31,     August 1,
                                                   1994         1993          1994          1993
                                                -----------  -----------  ------------  ------------

Net sales                                       $69,092,000  $66,073,000  $183,052,000  $180,846,000

Cost of goods sold                               54,919,000   50,744,000   141,544,000   140,090,000
                                                -----------  -----------  ------------  ------------

Gross profit                                     14,173,000   15,329,000    41,508,000    40,756,000

Selling, general and
  administrative expenses                         5,212,000    5,459,000    16,157,000    15,243,000

Provision for uncollectible
  accounts                                          187,000      666,000     1,606,000     1,825,000

Loss from disposal and
  impairment of machinery
  and equipment                                           -            -             -       962,000
                                                -----------  -----------  ------------  ------------

Operating income                                  8,774,000    9,204,000    23,745,000    22,726,000

Interest expense                                  4,726,000    4,213,000    12,841,000    12,005,000
                                                -----------  -----------  ------------  ------------

Income before income taxes                        4,048,000    4,991,000    10,904,000    10,721,000

Income tax provision -  principally deferred      1,599,000    1,922,000     4,307,000     4,128,000
                                                -----------  -----------  ------------  ------------

Net income                                        2,449,000    3,069,000     6,597,000     6,593,000

Preferred stock in-kind
  dividends and accretion
  to redemption value                                58,000       52,000       173,000       156,000
                                                -----------  -----------  ------------  ------------

Income applicable to
  common shareholders                           $ 2,391,000  $ 3,017,000  $  6,424,000  $  6,437,000
                                                ===========  ===========  ============  ============

Per share and share
  information:
  Income per common share                              $.43         $.54         $1.15         $1.15
                                                ===========  ===========  ============  ============

  Weighted average common
    shares outstanding                            5,588,766    5,585,014     5,587,479     5,585,014
                                                ===========  ===========  ============  ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                           CONDENSED BALANCE SHEETS
                      JULY 31, 1994 AND OCTOBER 31, 1993
                                  (unaudited)



                                                   July 31,      October 31,
                                                     1994           1993
                                                 -------------  -------------
ASSETS
Current Assets:
  Cash                                           $     53,000   $     53,000
  Accounts receivable, net of allowance of
    $1,433,000 and $2,195,000, respectively        82,343,000     48,816,000
  Inventories                                      79,971,000     76,936,000
  Current deferred tax assets                       2,689,000      2,869,000
  Other current assets                              2,083,000      2,298,000
                                                 ------------   ------------

    Total current assets                          167,139,000    130,972,000

Property, plant and equipment, net                 77,655,000     76,521,000
Deferred financing costs, net of accumulated
  amortization of $1,273,000 and $629,000,
  respectively                                      3,145,000      3,024,000
Other assets                                        6,329,000      5,850,000
                                                 ------------   ------------

    Total                                        $254,268,000   $216,367,000
                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt           $  5,634,000   $  2,821,000
  Accounts payable                                 17,055,000     24,580,000
  Accrued compensation and payroll taxes            3,916,000      5,457,000
  Accrued interest payable                          2,896,000        648,000
  Other accrued liabilities                         4,941,000      4,805,000
  Income taxes payable                              2,850,000              -
                                                 ------------   ------------

    Total current liabilities                      37,292,000     38,311,000

Long-term debt, plus unamortized premium
  of $4,481,000 and $5,036,000, respectively,
  and less current maturities                     169,032,000    136,038,000

Deferred tax liabilities                            4,760,000      4,033,000

Accrued additional pension liability in
  excess of accumulated benefit obligation          1,900,000      1,900,000

Senior preferred stock                              2,367,000      2,195,000

Shareholders' Equity:
  Common stock                                          5,589          5,585
  Additional paid-in capital                       27,173,411     28,570,415
  Excess of additional pension liability
    over unrecognized prior service cost,
    net                                            (1,101,000)    (1,101,000)
  Retained earnings since November 2, 1992         12,839,000      6,415,000
                                                 ------------   ------------

    Total shareholders' equity                     38,917,000     33,890,000
                                                 ------------   ------------

    Total                                        $254,268,000   $216,367,000
                                                 ============   ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE THIRTY-NINE WEEKS ENDED JULY 31, 1994
                              AND AUGUST 1, 1993
                                  (unaudited)

                                                      July 31,      August 1,
                                                          1994           1993
                                                  ------------   ------------

Net income                                        $  6,597,000   $  6,593,000
                                                  ------------   ------------

Adjustments to reconcile net income to net
  cash used by operating activities:
    Depreciation and amortization                   10,346,000      7,494,000
    Income tax provision                             4,307,000      4,128,000
    Provision for uncollectible accounts             1,606,000      1,825,000
    (Gain)loss from disposal and impairment of
      machinery and equipment                          (66,000)       962,000
    Changes in current assets and current
      liabilities:
        Accounts receivable                        (35,133,000)   (32,501,000)
        Inventories                                 (3,035,000)    (3,776,000)
        Other current assets                          (446,000)      (362,000)
        Accounts payable                            (7,525,000)    (1,012,000)
        Accrued liabilities                         (2,590,000)    (5,955,000)
        Accrued interest payable                     2,248,000      2,010,000
    Deferred income taxes                             (571,000)      (519,000)
    Investment in notes receivable, net                430,000       (477,000)
    Deferred financing costs                          (765,000)    (2,810,000)
                                                  ------------   ------------

  Total adjustments                                (31,194,000)   (30,993,000)
                                                  ------------   ------------

    Net cash used by operating activities          (24,597,000)   (24,400,000)
                                                  ------------   ------------

Cash flows used in investing activities:
  Capital expenditures                             (10,177,000)   (11,498,000)
  Investment in other assets, principally
    computer information systems                    (1,724,000)    (1,634,000)
  Net proceeds from disposal of machinery and
    equipment                                          128,000        245,000
                                                  ------------   ------------

    Net cash used by investing activities          (11,773,000)   (12,887,000)
                                                  ------------   ------------

Cash flows from financing activities:
  Net borrowings under the Citibank facility                 -      1,500,000
  Repayment of the Citibank facility                         -    (57,987,000)
  Net borrowings under the Revolving Line of
    Credit                                          25,927,000     72,436,000
  Proceeds from the Term Loan                                -     15,000,000
  Repayment of the Term Loan                                 -    (15,000,000)
  Proceeds from sale of Senior Secured Notes                 -     20,000,000
  Proceeds from sale of Additional Senior
    Secured Notes                                   10,000,000              -
  Borrowings under the CIT Equipment Facility
    and other financing arrangements                 3,099,000      2,584,000
  Repayment of the CIT Equipment Facility and
    other financing arrangements                    (2,681,000)    (1,246,000)
  Incentive stock options exercised                     25,000              -
                                                  ------------   ------------

    Net cash provided by financing activities       36,370,000     37,287,000
                                                  ------------   ------------

Net increase in cash                                         -              -

Cash at beginning of period                             53,000         52,000
                                                  ------------   ------------

Cash at end of period                             $     53,000   $     52,000
                                                  ============   ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
            CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THIRTY-NINE WEEKS ENDED JULY 31, 1994
                                  (unaudited)




                                                      Pension
                                      Additional     Liability                     Total
                             Common    Paid-In      Over Prior     Retained    Shareholders'
                             Stock     Capital     Service Cost    Earnings        Equity
                             ------  ------------  -------------  -----------  --------------

Balance, October 31, 1993    $5,585  $28,570,415    $(1,101,000)  $ 6,415,000    $33,890,000

Incentive stock options
  exercised                       4       24,996              -             -         25,000

Quasi-reorganization
  adjustment                      -   (1,422,000)             -             -     (1,422,000)

Income applicable to
  common shareholders             -            -              -     6,424,000    $ 6,424,000
                             ------  -----------   ------------   -----------    -----------

Balance, July 31, 1994       $5,589  $27,173,411    $(1,101,000)  $12,839,000    $40,133,000
                             ======  ===========   ============   ===========    ===========



See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 1994
                                  (unaudited)


1. Forstmann & Company, Inc. ("the Company") is a leading designer, marketer and manufacturer of innovative, high-quality woolen, worsted, synthetic and other natural fabrics which are used primarily in the production of brand name and private label apparel for men and women. The Company also produces high-quality specialty fabrics for use in billiard tables and sports caps (e.g. baseball), as well as interior textiles for the transportation, office systems, hospitality and healthcare markets. A majority of the Company's common stock is owned by Odyssey Partners, L.P.

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

    Certain prior year's financial statement balances have been reclassified to conform with the current year's presentations.

2. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of:

                                                                      July 31,                             October 31,
                                                                         1994                                     1993
                                                                  -----------                              -----------
  Raw materials and supplies                                      $17,090,000                              $18,073,000
  Work-in-process                                                  49,897,000                               45,165,000
  Finished products                                                14,734,000                               15,601,000
  Less market reserves                                             (1,750,000)                              (1,903,000)
                                                                  -----------                              -----------

  Total                                                            79,971,000                               76,936,000
  Difference between LIFO
   carrying value and current
   replacement cost                                                (1,547,000)                              (1,565,000)
                                                                  -----------                              -----------

  Current replacement cost                                        $78,424,000                              $75,371,000
                                                                  ===========                              ===========

   Although the current replacement cost for inventories at July 31, 1994 and October 31, 1993 was less than LIFO carrying value, the Company's management believes that the carrying value will be recovered through future sales which will yield normal profit margins.

3. Per share and share information for the thirteen and thirty-nine weeks ended July 31, 1994 and August 1, 1993 are based upon actual income applicable to common shareholders and the weighted average shares outstanding during the periods.

4. As discussed in Note 10 to the Company's annual financial statements in the 1993 Form 10-K, the Company has accrued certain estimated costs for environmental matters. During the thirty-nine weeks ended July 31, 1994, an additional $341,000 was accrued for such environmental matters. Based upon the advice of outside environmental consultants, management believes that such accrual, after adjustment, is appropriate and reasonable. Because the additional environmental accrual relates to contingencies arising prior to and existing at November 2, 1992, the related charge, net of tax, was applied against additional paid-in capital as a quasi-reorganization adjustment.

   Pursuant to the Georgia Hazardous Site Response Act (the "Response Act"), property owners in Georgia were required to notify the Environmental Protection Division of the

   Georgia Department of Natural Resources (the "Division") of known releases of regulated substances on their properties above certain levels by March 22, 1994. Pursuant to the Response Act, the Company notified the Division of two releases at the Dublin facility (both occurring prior to November 2, 1992) one relating to the presence of trichloroethylene, at the facility and the other relating to another constituent near the southern property boundary. Groundwater conditions at the Dublin facility have been the subject of continuing assessment and corrective action activities of which the Company has kept the Division informed. Based upon the Company's notification, the Division has evaluated the notification and determined that a release exceeding a reportable quantity has occurred at the site. As a result, the site has been listed on the Hazardous Site Inventory ("HSI"), which as of July 1, 1994, is comprised of 278 sites. The Division intends to evaluate the sites on the HSI to determine which sites need corrective action. The Division has finalized cleanup standards and procedures for determining when corrective action is necessary under the Response Act. Management considered the standards when addressing the additional environmental accrual discussed above and, accordingly, management does not believe the standards will have a material adverse effect on the financial condition or liquidity of the Company.

5. As discussed in Note 10 to the Company's annual financial statements in the 1993 Form 10-K, the Company is involved in legal proceedings with certain shareholders who dissented from a 1992 merger with an affiliated company (the "Dissenters' Proceeding"). In September 1994, the Company concluded a settlement and a dismissal of claims with one of the dissenting shareholders that represents 86% of an aggregate of 1,473,562 dissenting shares. As part of the settlement, the Company agreed to pay $475,000 and issue 30,000 shares of its common stock to such dissenting shareholder. The Company further agreed to register with the Securities and Exchange Commission the 30,000 shares that will be issued to the dissenting shareholder. The Company continues to be involved in the Dissenters' Proceeding with the remaining dissenting shareholders, who represent 208,562 dissenting shares. The Court has granted the Company's motion for an independent court approved appraiser to assist in the judicial determination of fair value as to the remaining 208,562 dissenting shares. The trial date has not been set. During the thirty-nine weeks ended July 31, 1994, an accrual of $1,216,000 was recorded for all estimated costs associated with resolution of the Dissenters' Proceeding. Because the Dissenters' Proceeding relates to contingencies arising prior to and existing at November 2, 1992, the charges associated with the Dissenters' Proceedings were applied against additional paid-in capital as a quasi-reorganization adjustment. The Company believes that any additional payments in respect thereof should not have a material adverse effect on the results of operations, financial condition or liquidity of the Company. However, there is no certainty as to the ultimate outcome of the Dissenters' Proceeding or the amounts, if any, the Court will assess against any of the parties as to the fair value of the dissenting shares, interest or costs of litigation. If the Company is required to pay an aggregate cash amount in excess of $500,000 to the parties to the Dissenters' Proceeding, such payments, in the absence of a consent by GECC (hereinafter defined), would constitute an event of default under the Loan Agreement (hereinafter defined).

6. The Company is a party to a loan and security agreement (the "Equipment Facility") with The CIT Group/Equipment Financing, Inc. which provided financing for the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. The Equipment Facility contains a covenant whereby the Company may not permit its adjusted leverage ratio (the ratio of total liabilities to tangible net worth) to exceed a certain ceiling. On June 13, 1994, the Equipment Facility was amended to increase this maximum permitted adjusted leverage ratio from 160% to 170% for the period from January 31, 1994 through July 31, 1994. On September 12, 1994, the Equipment Facility was further amended to extend the period for the increased maximum permitted adjusted leverage ratio from January 31, 1994 through October 30, 1994. The Company's adjusted leverage ratio as of May 1, 1994 was 166% and as of July 31, 1994 was 163%. The Company's adjusted leverage ratio has increased during the 1994 fiscal year due in part to an adjustment in the Company's assumed discount rate used to measure the accumulated benefit obligation for its hourly and salaried pension plans under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", settlement of claims with one of the Company's dissenting shareholders as discussed in Note 5 above, and the additional debt the Company incurred to fund an increase in inventories. Absent the amendments to the Equipment Facility, an adjusted leverage ratio of more than 160% during the 1994 second quarter and 1994 third quarter would have been an event of default under the Equipment Facility. In addition, such an event of default would have triggered a cross default under the terms of the Loan Agreement. The lender under the Loan Agreement (as hereinafter defined) has consented to the amendments to the Equipment Facility and acknowledged that no event of default under the Loan Agreement exists as a result of the events giving rise to such amendments.

    Item 2.
    -------

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

Financial Condition and Liquidity
- ---------------------------------

  The Company historically has financed its operations and investing activities through a combination of borrowings, equipment leasing and internally generated funds. The Company's financing needs have arisen principally in connection with modernization and expansion of the Company's production capacity and with increased working capital needs that have accompanied seasonal sales growth.

  The Company's cash requirements, including capital expenditures and working capital, are primarily funded from operations and the proceeds from borrowings under the Company's five-year loan agreement dated as of October 30, 1992 with General Electric Capital Corporation ("GECC"), as agent and lender (the "Loan Agreement"). The Loan Agreement provides a revolving line of credit up to a maximum of $85 million (the "Revolving Line of Credit"). Proceeds from the Company's ordinary operations are applied to reduce the principal amount of borrowings outstanding under the Revolving Line of Credit. Unused portions of the Revolving Line of Credit may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations. At July 31, 1994 the aggregate amount of revolving loans and letters of credit outstanding under the Revolving Line of Credit was approximately $76.1 million and loan availability, in excess of the Company's outstanding borrowings and letters of credit, was approximately $8.9 million.
In order to provide additional capacity during peak borrowing periods and to finance possible expanded operations, the Company is currently in negotiations with GECC to amend the Loan Agreement to provide for a $15 million term loan (the "Proposed Term Loan") in addition to the Revolving Line of Credit. If made, the principal amount of the Proposed Term Loan would be aggregated with the outstanding revolving loans and letters of credit for purposes of applying the borrowing base limitations on additional borrowings under the Revolving Line of Credit. There is no assurance that the Company will be successful in its negotiations with GECC or that the Proposed Term Loan will be made to the Company.

  Net cash used by operating activities during the thirty-nine weeks ended July 31, 1994 (the "1994 Period") was $24.6 million, an increase of $0.2 million from the thirty-nine weeks ended August 1, 1993 (the "1993 Period"). Historically, during the first half of its fiscal year, the Company utilizes cash to fund operations, whereas operations provide cash during the second half of the Company's fiscal year. Net cash used by investing activities during the 1994 Period, primarily for capital expenditures, was $11.8 million, a decrease of $1.1 million from the 1993 Period. Cash used to fund the Company's operating and investing activities during the 1994 Period was obtained primarily from $25.9 million of borrowings, net of repayments, under the Revolving Line of Credit, $9.7 million, net of underwriter's fees of $0.3 million, of proceeds from the sale of the Additional Senior Secured Notes (hereinafter defined) and $3.1 million in equipment financing.

  The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for manufacturers to produce apparel for retail sale during the fall and winter months. As a result of normal payment terms for such fabrics, the Company receives the major portion of its payments thereon during July through October. The Company's worsted fabric sales tend to be less seasonal because the weight of worsted fabrics makes them suitable for retail sales in the spring as well as in the fall and winter months.

  Accounts receivable increased $33.6 million from October 31, 1993 to July 31, 1994. Historically, the Company experiences an increase in accounts receivable during the first three quarters of its fiscal year (primarily during the second and third quarters), due to the seasonal increase in sales which typically occurs in January through July of each year. This seasonal pattern is influenced by the industry practice of providing certain fabrics to customers with favorable billing terms (referred to as "dating"), which permit extended payment beyond 60 days from the invoice date (predominately 60 days beyond July for invoices billed in January through June). Accounts receivable at July 31, 1994 included $29.6 million of receivables with dating, a decrease of $1.0 million compared to August 1, 1993.

  Inventories increased $3.0 million from October 31, 1993 to July 31, 1994. The increase in inventories occurred in work-in-process. The increase in work-in-process inventories since October 31, 1993 occurred in both yarn and greige cloth inventories primarily as a result of the increase in womenswear worsted and menswear fabric sales and sales order backlog. Historically, inventories decline during the third fiscal quarter of each year as a result of the Company's seasonal sales pattern. During the third quarter of fiscal 1994, inventories declined $7.4 million as compared to a decline of $2.4 million during the third quarter of fiscal 1993. Such decline occurred primarily in finished goods inventories as the Company slowed down the production of wool flannel as a result of the decline in demand for such fabrics.

  Capital additions for plant and equipment were $10.2 million in the 1994 Period. The Company expects spending for capital expenditures, primarily machinery and equipment, to be approximately $22.0 million during the 1994 fiscal year. The Company believes that cash generated from operations during the remaining portion of the 1994 fiscal year, borrowings under the Revolving Line of Credit, proceeds from the sale of the Additional Senior Secured Notes (as hereinafter defined) and permitted operating and capital leases will be sufficient to fund its ongoing working capital and capital expenditure requirements in the 1994 fiscal year.

  On April 5, 1993, the Company issued an aggregate of $20 million Senior Secured Floating Rate Notes due October 30, 1997 (the "Original Senior Secured Notes") under an indenture dated as of April 5, 1993 between the Company and Shawmut Bank Connecticut, National Association, as trustee (the "Original Senior
Note Indenture"), which requires principal payments of $3.0 million on October 31, 1994, $4.0 million on October 31, 1995, $5.0 million on October 31, 1996 and a final payment of the unpaid principal balance on October 30, 1997. On March 30, 1994, the Company amended and restated the Original Senior Note Indenture (as so amended and restated, the "Senior Note Indenture") and issued $10 million of additional Senior Secured Notes due October 30, 1997 (the "Additional Senior Secured Notes") under the Senior Note Indenture which requires that the Additional Senior Secured Notes be paid in full on October 30, 1997. The proceeds (net of underwriting fees) from the issuance of the Additional Senior Secured Notes were used to repay borrowings outstanding under the Revolving Line of Credit.

  Long-term debt, including the current portion of long-term debt at July 31, 1994 was $174.7 million, an increase of $35.8 million from October 31, 1993. Such increase was primarily a result of borrowings, net of repayments, under the Revolving Line of Credit, the sale of the Additional Senior Secured Notes and borrowings under permitted capital leases, which were used to fund the Company's working capital needs and to acquire certain machinery and equipment.

  Working capital at July 31, 1994 was $130.9 million, an increase of $38.2 million from October 31, 1993. This increase resulted, in part, from a $36.4 million increase in current assets, primarily attributable to the previously described increases in accounts receivable and inventories. Further, working capital increased as a result of a $1.8 million decrease in current liabilities.

Results of Operations
- ---------------------

  THE 1994 THIRTY-NINE WEEK PERIOD COMPARED TO THE 1993 THIRTY-NINE WEEK PERIOD.

  Net sales for the 1994 Period were $183.1 million, an increase of 1.2% from the 1993 Period. Total yards of fabric sold declined by approximately 2.0% during the 1994 Period. Such decline primarily occurred in womenswear woolen fabric sales (mainly wool flannel) which was somewhat offset by sales of womenswear worsted and menswear fabric sales as well as increased sales in other merchandising lines. The decline in wool flannel sales is attributable to adjustments by manufacturers of moderate women's sportswear for an overordering of wool flannel in fiscal year 1993. The increase in menswear fabric sales is the result of the Company over the past two years focusing its menswear product line on specific market niches. Based on the composition of the Company's backlog as of August 26, 1994, the Company expects its women's worsted and menswear fabric sales to continue to reflect sales growth during the 1994 fiscal fourth quarter. Due to changes in product mix, average per yard selling prices during the 1994 Period were above last year's average.

  Cost of goods sold increased to $141.5 million in the 1994 Period from $140.1 million in the 1993 Period. Gross profit increased 1.8% in the 1994 Period to $41.5 million from $40.8 million in the 1993 Period and gross profit margin for the 1994 Period was 22.7% compared to 22.5% for the 1993 Period. The 1994 Period and 1993 Period include the effects of the Company's quasi-reorganization which was effected as of the beginning of the Company's 1993 fiscal year. Included in the gross profit in the 1993 Period is a one-time benefit of $3.0 million ($1.8 million net of income taxes or $0.33 per share). Such one-time benefit related to the reversal in the 1993 Period of unfavorable wool purchase commitments recorded as a liability in connection with the quasi reorganization which resulted in a reduction in cost of goods sold in the 1993 Period.

  Selling, general and administrative expenses, excluding the provision for uncollectible accounts, increased 6% to $16.2 million in the 1994 Period from $15.2 million in the 1993 Period. Such increase is attributable to increased human resource, facility, depreciation and amortization costs. Human resource related costs increased due to the hiring of personnel for marketing and in-house legal counsel. Due to modernization and computerization of the Company's styling, sales and marketing operations in New York, coupled with other computer equipment upgrades, facility, depreciation and amortization expenses were higher in the 1994 Period than in the 1993 Period.

  The provision for uncollectible accounts was $1.6 million in the 1994 Period compared to $1.8 million in the 1993 Period. The provision for uncollectible accounts is based on the establishment of specific allowances for uncollectible accounts, based on a customer-by-customer analysis, plus a general reserve for unidentified potential uncollectible accounts, based on historical trends for uncollectible accounts. The provision for uncollectible accounts in the 1994 Period includes the effect of one of the Company's outerwear customers, which owed the Company $2.4 million, discontinuing operations and liquidating its assets resulting in no amounts being remitted to its trade creditors. Prior to such liquidation, through fiscal year 1993, the Company had reserved approximately 50% of the aggregate amount due from such customer and has subsequently reserved the remaining amount due and written off the entire account and notes receivable outstanding. During the 1993 Period, several of the Company's customers filed for protection under the Federal Bankruptcy Code, which customers, at the time of such filings, owed the Company an aggregate of approximately $2.9 million. In April 1993, The Leslie Fay Companies, Inc. ("Leslie Fay") filed a petition for reorganization under Chapter XI of The Bankruptcy Code. At such time, the Company was owed approximately $1.9 million for goods sold to Leslie Fay prior to the filing of such petition ("Pre-petition Receivables"). On June 30, 1993, the Company sold the Pre-petition Receivables to an unrelated third party, without recourse, for a cash payment of 80% of such receivables. The difference between the proceeds received and the carrying value of the receivables is included in the Company's provision for uncollectible accounts in the 1993 Period.

  The loss from disposal and impairment of machinery and equipment during the 1993 Period relates to the Company's disposal and writedown of idle equipment or soon to be replaced equipment to reflect its remaining future economic benefit.

  Interest expense for the 1994 Period was $12.8 million or approximately $0.8 million higher than the 1993 Period. Such increase in interest expense in the 1994 Period is due to the additional borrowings under the Revolving Line of Credit and the Additional Senior Secured Notes and increased interest rates associated with such borrowings. The Revolving Line of Credit and Additional Senior Secured Notes bear interest at floating rates (LIBOR) which are influenced by changes in bank prime lending rates which have increased from 6.0% at the beginning of fiscal year 1994 to 7.75% as of September 13, 1994.

  In the 1994 Period, the Company recognized a provision for income taxes at an effective tax rate of 39.5% on income before income taxes whereas in the 1993 Period the effective tax rate was 38.5%. The increase in the effective tax rate is due to the Omnibus Budget Reconciliation Act of 1993 which, among other things, increased the corporate income tax rate from 34% to 35% for taxable income in excess of $10.0 million. As a result of the foregoing, the Company's net income was $6.6 million in the 1994 Period or approximately equal to net income for the 1993 Period.

  Preferred Stock in-kind dividends and accretion to redemption value was $173,000 in the 1994 Period and $156,000 in the 1993 Period, and income applicable to common shareholders was $6.4 million for both the 1994 Period and 1993 Period.

THE THIRTEEN WEEKS ENDED JULY 31, 1994 (THE "1994 THIRD QUARTER") COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 1, 1993 (THE "1993 THIRD QUARTER")

  Net sales for the 1994 Third Quarter were $69.1 million, an increase of 4.6% from the 1993 Third Quarter. Total yards of fabric sold increased approximately 1.8% during the 1994 Third Quarter. Such increase is primarily attributable to an increase in womenswear worsted and menswear fabric sales as well as increased sales in all other merchandising lines excluding womenswear woolen. Sales of womenswear woolen fabrics (mainly wool flannel) declined approximately 29.2% during the 1994 Third Quarter from the 1993 Third Quarter. The continuing decline in wool flannel sales during fiscal year 1994 is attributable to adjustments by manufacturers of moderate women's sportswear for overordering of wool flannel in fiscal year 1993. Due to changes in product mix, average per yard selling prices during the 1994 Third Quarter were above the 1993 Third Quarter's selling prices.

  Cost of goods sold increased to $54.9 million in the 1994 Third Quarter from $50.7 million in the 1993 Third Quarter. Gross profit declined 7.5% in the 1994 Third Quarter to $14.2 million from $15.3 million in the 1993 Third Quarter, and gross profit margin for the 1994 Third Quarter was 20.5% compared to 23.2% for the 1993 Third Quarter. Included in the gross profit in the 1993 Third Quarter is a one-time benefit of $0.2 million ($0.1 million net of income taxes or $0.02 per share). Such one-time benefit related to the reversal in the 1993 Third Quarter of unfavorable wool purchase commitments recorded as a liability in connection with the quasi reorganization, effected as of the beginning of the Company's 1993 fiscal year, which resulted in a reduction in cost of goods sold in the 1993 Third Quarter. Further, the slowdown of wool flannel production and increased health care claims during the 1994 Third Quarter contributed to higher cost of goods sold in such quarter. Although, the Company has not experienced increases in wool costs through fiscal 1994 to date, based on the Company's order position and wool market trends, the Company expects wool costs to increase significantly in fiscal 1995.

  Selling, general and administrative expenses, excluding the provision for doubtful accounts, declined approximately 4.5% to $5.2 million during the 1994 Third Quarter, compared to $5.5 million during the 1993 Third Quarter. Such decline was primarily due to a decline in the accrual of incentive compensation expense.

  The provision for uncollectible accounts decreased from $0.7 million in the 1993 Third Quarter to $0.2 million in the 1994 Third Quarter. This occurred for the reasons explained above in the discussion regarding the provision for uncollectible accounts for the 1994 Period as compared to the 1993 Period.

  Interest expense for the 1994 Third Quarter increased 12.2%, primarily due to the same factors that contributed to the increase in interest expense during the 1994 Period. The interest rate on borrowings outstanding under the Revolving Line of Credit averaged 7.375% per annum during the 1994 Third Quarter, an increase of 1.1875% per annum over the comparable average of 6.1875% per annum for the 1993 Third Quarter.

  In the 1994 Third Quarter, the Company recognized an income tax provision at an effective tax rate of 39.5% on income before income taxes, while in the 1993 Third Quarter, the Company recognized an income tax provision at an effective rate of 38.5%. As a result of the foregoing, the Company's net income declined $0.6 million to approximately $2.5 million for the 1994 Third Quarter, compared to net income of $3.1 million for the 1993 Third Quarter.

  Preferred stock in-kind dividends and accretion to redemption value was $58,000 in the 1994 Third Quarter and $52,000 in the 1993 Third Quarter. As a result of the foregoing, the Company's income applicable to common shareholders decreased $0.6 million to $2.4 million in the 1994 Third Quarter, compared to income applicable to common shareholders of $3.0 million in the 1993 Third Quarter.

PART II --  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K:

    (a)   Exhibits

      3(i).1 Articles of Restatement setting forth the Amended and Restated Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Georgia on November 19, 1990.

      3(i).2 Articles of Correction, as filed with the Secretary of State of Georgia on December 18, 1990.

      3(i).3 Articles of Merger of Forstmann Georgia Corp. and the Company, as filed with the Secretary of State of the State of Georgia on March 3, 1992.

      3(i).4 Articles of Amendment, as filed with the Secretary of State of the State of Georgia on April 8, 1994;

     3(ii)     Amended and Restated By-Laws of the Company (March 30, 1994).

         4.1 Equipment Lease Agreement, dated as of May 31, 1994, between SANWA General Equipment Leasing, a division of SANWA Business Credit Corporation and the Company.

         4.2 Equipment Lease Agreement, dated between SANWA General Equipment Leasing, a division of SANWA Business Credit Corporation and the Company.

         4.3 Consent and Waiver Letter dated as of June 10, 1994 to the Company from General Electric Capital Corporation.

         4.4 Third Amendment to Loan and as of June 13, 1994 among The CIT Financing, Inc. and the Security Agreement, dated Group/Equipment Company.

         4.5 Fourth Amendment to Loan and Security Agreement, dated as of September 12, 1994 among the CIT Group/Equipment Financing, Inc. and the Company.

         4.6 Consent and Waiver Letter dated as of September 12, 1994 to the Company from General Electric Capital Corporation.

        11.1   Computation of per share earnings.

        15.1 Independent Accountants' Report, dated August 26, 1994 (September 12, 1994 as to Notes 5 and 6), from Deloitte & Touche to Forstmann & Company, Inc.

        23.1 Letter of Deloitte & Touche, independent public accountants.

        27     Financial Data Schedule

  (b) Current Reports on Form 8-K -- no reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FORSTMANN & COMPANY, INC.
                              ------------------------------
                              (Registrant)


                              /s/ William B. Towne
                              --------------------
                              William B. Towne
                              Executive Vice President &
                              Chief Financial Officer


September 14, 1994
- ------------------
    Date

                                 EXHIBIT INDEX

Exhibits                                                                          Sequential
   No.      Description                                                           Page No.
 --------   -----------                                                           ----------

 3(i).1     Articles of Restatement setting forth the Amended and Restated
            Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Georgia on November 19, 1990.

 3(i).2 Articles of Correction, as filed with the Secretary of State of Georgia on December 18, 1990.

 3(i).3 Articles of Merger of Forstmann Georgia Corp. and the Company, as filed with the Secretary of State of the State of Georgia on March
            3, 1992.

 3(i).4 Articles of Amendment, as filed with the Secretary of State of the State of Georgia on April 8, 1994;

3(ii)       Amended and Restated By-Laws of the Company (March 30, 1994).

    4.1     Equipment Lease Agreement, dated as of May 31, 1994, between SANWA
            General Equipment Leasing, a division of SANWA Business Credit
            Corporation and the Company.

    4.2     Equipment Lease Agreement, dated as of June 1, 1994, between SANWA
            General Equipment Leasing, a division of SANWA Business Credit
            Corporation and the Company.

    4.3 Consent and Waiver Letter dated as of June 10, 1994 to the Company from General Electric Capital Corporation.

    4.4     Third Amendment to Loan and the Security Agreement, dated as of June
            13, 1994 among The CIT Group/Equipment Financing, Inc. and the
            Company.

    4.5     Fourth Amendment to Loan and Security Agreement, dated as of
            September 12, 1994 among The CIT Group/Equipment Financing, Inc. and the Company.

    4.6     Consent and Waiver Letter dated as of September 12, 1994 to the
            Company from General Electric Capital Corporation.

   11.1     Computation of per share earnings.

   15.1     Independent Accountants' Report, dated August 26, 1994 (September
            12, 1994 as to Notes 5 and 6), from Deloitte & Touche to Forstmann &
            Company, Inc.

   23.1     Letter of Deloitte & Touche, independent public accountants.

     27     Financial Data Schedule.