Form 10-K405
period 1994-10-30
FORSTMANN & CO INC
filed 1995-01-27
CIK 798246

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended October 30, 1994
                                 ----------------
                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         Commission file number 1-9474
                                                ------

                           FORSTMANN & COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 GEORGIA                            58-1651326
    -------------------------------    ------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

       1185 Avenue of the Americas, New York, N.Y.           10036
       -------------------------------------------        ----------
        (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code: (212) 642-6900
                                                          --------------

       Securities registered pursuant to Section 12(b) of the Act: None
                                                                   ----

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                         -----------------------------
                               (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of
filing.    Approximately $33,712,800 based on the published closing price
($6.00) on the NASDAQ National Market System on January 26, 1995.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          As of January 26, 1995  -  5,618,800 shares of Common Stock

                     DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the registrant's definitive proxy statement to be mailed to shareholders in connection with the registrant's April 4, 1995 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

   Item 1.  BUSINESS
            --------

   General
   -------

        Forstmann & Company, Inc., a Georgia corporation (the "Company" or "Forstmann"), is a leading designer, marketer and manufacturer of innovative, high quality fabrics which are used primarily in the production of brand-name and private label apparel for men and women. Forstmann's fabrics are used in suits, dresses, sportwear, trousers, sportcoats and outerwear made by some of the world's leading apparel manufacturers. The Company also produces specialty fabrics for use in billiard and gaming tables, sports caps and career uniforms. The Company's customers are demanding increasingly high
   levels of service and innovation from their suppliers.   To create fabrics to
   meet shifting consumer tastes and stringent product specifications, the Company works in partnership with its customers through extensive product development and design efforts. To support its customer-oriented marketing strategy, the Company's manufacturing operations are designed to accommodate relatively short production runs of these customized fabrics. The Company manufactures fabrics produced from 100% wool and wool blends and, recently, of blends of other natural and man-made fibers. The Company believes that it is the largest manufacturer of domestically produced woolen fabrics and the second largest manufacturer of domestically produced worsted fabrics.

        During the Company's 1994 fiscal year (the fifty-two week period from November 1, 1993 through October 30, 1994) ("Fiscal Year 1994"), womenswear and outerwear fabrics accounted for approximately 64.0% of revenues and menswear fabrics accounted for approximately 28.5% of revenues. Specialty fabrics, including government and other, accounted for its remaining revenues.

        Although Forstmann was incorporated in December 1985, its predecessors have been in business for over 100 years. The Company is the successor to the business of the Woolen and Worsted Fabrics Division of J.P. Stevens & Co., Inc., the assets of which the Company acquired in February 1986.

        The principal executive offices of the Company are located at 1185 Avenue of the Americas, New York, New York 10036, and its telephone number is
   (212) 642-6900.

   Significant Events
   ------------------

   The 1992 Recapitalization

        During fiscal year 1992, the Company completed a restructuring and recapitalization (the "1992 Recapitalization") whereby the Company (a) merged with an affiliated company (the "Merger"), which resulted in each issued and outstanding share of the Company's common stock and non-voting common stock prior to the Merger (except with respect to the shares held by dissenting shareholders. See Item 3. Legal Proceedings) being converted into 1/2,172 of an identical share of common stock of the Company without any payment or other consideration in respect thereof (the "Reverse Stock Split"), (b) accepted $46,240,100 aggregate face amount of the Split Coupon Notes in exchange for $19,596,758 cash and 2,420,904 unregistered shares of the Company's common stock (the "Exchange Offer"), (c) completed an initial public offering and sold 2,750,000 shares of common stock at $8.37 net per share (the "Public Offering"), and (d) received from Odyssey $3,712,500 of the cash consideration Odyssey had received in the Exchange Offer as the purchase price for 412,500 unregistered shares of the Company's common stock. In connection with the Exchange Offer, in March 1992, the Company agreed that it would not exercise its rights of optional redemption with respect to the 14-3/4% Senior Subordinated Notes and Split Coupon Notes due April 1999 (collectively, the "Subordinated Notes"). The 1992 Recapitalization reduced the Company's long-term indebtedness by $46.2 million (see Note 14 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K).

   Quasi Reorganization

        The Company, with approval from its Board of Directors, revalued its assets and liabilities to fair value as of the beginning of the Company's 1993 fiscal year (the fifty-two week period from November 2, 1992 through October 31, 1993) ("Fiscal Year 1993") pursuant to the principles of quasi-reorganization accounting (the "Quasi Reorganization"), which is a voluntary accounting procedure that permits an entity which has emerged from previous financial difficulty to restate its accounts to estimated fair values and to eliminate its retained deficit against additional paid-in capital. Quasi Reorganization fair value adjustments recorded during Fiscal Year 1993 resulted in a writedown of the Company's net assets of $22.5 million that was charged to the Company's retained deficit account. Subsequent to the fair value adjustments, the balance in the Company's retained deficit account of $59.6 million was eliminated against the Company's additional paid-in capital account. The fair value adjustments of the Quasi Reorganization had the effect of reducing shareholders' equity from $51.1 million to $28.6 million as of the beginning of Fiscal Year 1993.

        At the effective date of the Quasi Reorganization, the Company had certain unresolved contingencies related to specific environmental matters and litigation with certain dissenting shareholders (the "Dissenters' Proceeding") (see Item 3. Legal Proceedings). In accordance with the principles of quasi-reorganization accounting, the difference between the actual costs subsequently incurred to resolve these matters and the liabilities recorded at the time of the Quasi Reorganization will be charged or credited to additional paid-in capital, as appropriate. During Fiscal Year 1994, $206,000 (net of income taxes) and $1,788,000 related to the environmental matters and Dissenters' Proceeding, respectively, were charged to additional paid-in capital as adjustments to the amounts initially recorded in the Quasi Reorganization (see Note 14 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K).

   Other Financing Events

        The Company, as of October 30, 1992, entered into a five-year, $100 million senior secured credit facility with General Electric Capital Corporation ("GECC"), as agent and lender (the "GECC Facility"). The GECC Facility consisted of a $15 million term loan (the "Original Term Loan") and an $85 million revolving line of credit (the "Revolving Line of Credit"). In April 1993, the Original Term Loan was prepaid in full. The initial borrowing under the GECC Facility, on November 13, 1992, repaid the Company's then existing $85 million senior secured credit facility, which was scheduled to expire in November 1994, and secured then outstanding letters of credit. See "Financing Arrangements -- GECC Facility".

        On April 5, 1993, the Company issued an aggregate of $20 million Senior Secured Notes (the "Original Senior Secured Notes") and on March 30, 1994, the Company issued an aggregate of $10 million Senior Secured Notes (the "Additional Senior Secured Notes"), all of which are due October 30, 1997 (collectively the "Senior Secured Notes"). The net proceeds from the Original Senior Secured Notes were used to repay the Original Term Loan and to repay a portion of borrowings outstanding under the Revolving Line of Credit. The net proceeds from the Additional Senior Secured Notes were used to repay a portion of the borrowings outstanding under the Revolving Line of Credit. The Senior Secured Notes were issued pursuant to an indenture, dated April 5, 1993, which was amended and restated as of March 30, 1994 between the Company and Shawmut Bank Connecticut, National Association, as trustee (the "Senior Secured Notes Indenture"). See "Financing Arrangements -- Senior Secured Notes".

        Subsequent to Fiscal Year 1994 certain financial covenants under the GECC Facility, the Indenture to the Senior Secured Notes and the CIT Equipment Facility (see Financing Arrangements -CIT Equipment Facility) were further amended, in part to reflect the effect of rising interest rates, final settlement of claims with the Company's remaining dissenting shareholders as discussed in Item 3. Legal Proceeding -- Dissenters' Proceedings and the additional debt the Company incurred to fund higher working capital needs and capital expenditures. Also, the GECC Facility was further amended to provide the $7.5 million Term Loan and the CIT Equipment Facility (hereinafter defined) was amended to provide for up to $5.0 million of additional equipment financing. In January 1995, the Company borrowed $7.5 million under the Term Loan, the proceeds of which were used to repay outstanding borrowings under the Revolving Line of Credit.

   Description of Business
   -----------------------

   MARKETS AND PRODUCTS. Forstmann fulfills many of the diverse fabric needs of leading men's, women's and outerwear apparel makers by offering a collection of wool, wool-blend, synthetic and synthetic-blend fabrics, as well as fabrics blended with natural fibers such as linen, cotton and silk. These fabrics are offered in a wide variety of styles, colors, weaves and weights which can be used in tailored clothing, sportswear, coats for men and women, as well as for specialty applications. The Company introduces new collections throughout the year to ensure that its customers are frequently exposed to the latest fabric offerings and to accommodate seasonal retail cycles. This has resulted in stronger, year-round customer relationships and more balanced manufacturing.

        Womenswear and Outerwear. The Company designs, markets and manufactures woolen and worsted fabrics for women's apparel in the moderate, better and bridge price range for sportswear, suits and dresses, as well as for women's outerwear. The fabric selection for women's apparel includes traditional fabrics, such as 100% wool gabardines, crepes and 100% wool flannels, meltons and velours, as well as additional fabrics made from 100% viscose and blends of wool/nylon, wool/viscose, and viscose/linen. These additional fabrics enable the Company to serve its womenswear customers year-round. The Company is a dominant supplier of outerwear fabrics for women's woolen coats. In Fiscal Year 1994, womenswear and outerwear accounted for 64.0% of total revenue.

        Menswear. The Company designs, markets and manufactures fabrics in the moderate and better price range for men's apparel such as suits, sportcoats, blazers, trousers and formal wear. The fabric selection includes traditional fabrics, such as tropicals, gabardines and flannels in wool and wool blends, as well as fabrics made from wool, man-made fibers such as viscose and polyester and natural fibers such as silk, linen and cotton. These fabrics have allowed the Company to expand from its traditional base of tailored clothing manufacturers to new areas such as suit separates, casual sportswear and weekend wear. In Fiscal Year 1994, menswear accounted for 28.5% of total revenue.

        Specialty Fabrics. The Company produces specialty fabrics for a wide variety of end uses, including billiard and gaming tables, sports caps and school uniforms. The Company is a leading billiard table fabric manufacturer in the United States, selling directly to manufacturers and distributors. In addition, during fiscal year 1992, the Company began distributing billiard table fabric in Europe. The Company also is the sole supplier of wool fabric used in the production of official major league baseball caps for on-field play. Recently the Company has begun marketing career uniform apparel designed to meet stringent requirements for comfort and durability and, in some cases, washability. Although specialty fabrics currently represent a small portion of total revenues, the Company considers its initiatives in the specialty fabrics division important to its overall strategy of product diversification and innovation.

        Forstmann International. In July 1992, the Company formed its Forstmann International division and entered into a licensing, technical information and consulting arrangement with Compagnia Tessile, S.p.A., an Italian corporation, and its affiliate. Under the arrangement, the Company has the exclusive right to sell "Carpini/TM/ USA" fabrics for men's and women's apparel in the United States, Canada and nonexclusive rights in Mexico for an initial period of five years. These high quality fabrics, styled in Italy and manufactured in Georgia, are marketed through a specialized sales force to the designer and bridge apparel markets in North America. Additionally, the Company imports certain fabrics from Carpini and its affiliate which the Company markets in the United States and Canada.

   MERCHANDISING AND MARKETING. The Company's merchandising and marketing functions are integrated and include both the conceptualization (merchandising) and the sale (marketing) of the product line. The Company's merchandising and marketing functions are directed from its New York office and are organized around the Company's three customer end-use divisions.

   MANUFACTURING. The Company's vertically integrated facilities (which perform operations beginning with opening, blending and spinning raw stock into yarn through weaving, to dyeing and finishing fabric) enable the Company to produce, in addition to woolens and worsteds, a wide variety of other natural and synthetic-blend fabrics. The Company is the only major United States mill which produces fabrics on both the woolen and worsted systems.

        Woolen fabrics, such as flannels, are woven from yarns containing short, unstraightened wool fibers which remain in a haphazard arrangement, creating a "fuzzy" appearance. Worsted fabrics, such as gabardine and serge, are woven from yarns composed of longer wool fibers that have been combed to align the fibers in parallel and to remove shorter fibers.

        For the production of woolen yarns, the Company purchases scoured (cleansed and degreased) wool, which is then blended and carded to remove impurities, disentangle locks and straighten individual fibers. The carded wool is then spun into woolen yarn. To produce worsted yarns, the Company purchases combed wool top, which is pin-drafted and straightened to produce long staple wool fibers spun into worsted yarn. Polyester or other synthetic fibers are, sometimes, combined with wool in the spinning process to produce a variety of woolen and worsted blends.

        Woolen, worsted or wool-blend yarns are woven to produce either greige or patterned fabrics. Other yarns, such as viscose, linen, silk, polyester or cotton (all of which the Company purchases from outside suppliers), are sometimes woven directly into non-wool fabrics or combined with woolen or worsted yarn.

        After weaving, most fabric is piece-dyed and finished to impart the desired color and feel (or "hand") to the fabric. Fabrics woven, dyed and finished in this manner are referred to as "plain" fabrics. Multicolored patterned fabrics, known as "fancy" fabrics, are woven from colored yarns which are dyed by the Company either as scoured wool prior to spinning or in packages of spun yarn. As with piece-dyed fabrics, fancy fabrics go through various finishing processes to achieve the appropriate "hand" or feel.

        The Company maintains a physical testing laboratory to ensure product quality from blending through finishing. In addition, all fabrics go through multiple cleaning stages and a final quality inspection prior to packaging and shipping.

        The Company's facilities are sufficiently flexible to allow the Company to perform both short and long runs of all types of fabrics it produces.

   ----------------------------------------
   Carpini is a trademark of Carpini S.r.l.

   CAPITAL INVESTMENT PROGRAM. During fiscal year 1992, the Company established a six-year, $100 million capital investment program. This program is designed to (i) reduce manufacturing costs, (ii) enhance product quality,
   (iii) provide greater manufacturing flexibility while maintaining operating efficiencies, (iv) improve the Company's technical capabilities to provide new blends, styles and colors of fabrics to be offered. Through the end of Fiscal Year 1994, the Company has made capital expenditures (including capital leased assets) of $42.3 million in connection with this program and entered into certain operating leases associated with machinery and equipment, constituting approximately one-half of its capital investment program. When completed, these investments will cover virtually every phase of the Company's manufacturing operations, from yarn manufacturing to weaving to fabric dyeing and finishing. The Company believes that the program will improve productivity and produce savings in the areas of labor, energy, raw material usage and asset maintenance. In light of increasing interest rates, as well as increased borrowings to fund its working capital needs, the Company is reassessing the timing of its capital investment program. The Company expects spending for capital expenditures, primarily machinery and equipment, in fiscal year 1995 to be slightly less than Fiscal Year 1994.

        The Company has allocated approximately 35% of its planned expenditures to the yarn-making process, in which major projects include updating fiber-blending systems and modernizing spinning, card condenser and winding equipment. Approximately 22% of its planned expenditures will be in the area of weaving, in which major projects will include adding rapier looms. Approximately 28% of its planned expenditures will be in the area of dyeing and finishing, in which major projects will include adding a computerized dye house formula and control process and dyeing equipment that is highly flexible in batch size. The remaining planned expenditures will be for management information systems and facilities. During Fiscal Year 1994, the Company spent approximately $15.0 million on capital improvements, including the modernization of certain bin blending and yarn-handling equipment and the addition of certain yarn-making, dyeing and finishing equipment.

   RAW MATERIALS. The Company's raw material costs constituted approximately 31% of its cost of goods sold during Fiscal Year 1994. The primary raw material used by the Company is wool. As a result, the Company's costs are dependent on its ability to manage its wool inventory and control its wool costs. Approximately two-thirds of the Company's wool is imported from Australia and substantially all of the balance is purchased in the United States. The Company purchases its wool from brokers and is not dependent on a single supply source. The Company's foreign wool purchases are denominated in U.S. dollars and the Company generally does not incur any currency exchange risk. However, future changes in the relative exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Much of the Company's wool is purchased on extended payment terms. Recently, the cost of certain raw wool categories sourced from Australia has risen significantly, and a drought in Australia which has resulted in a reduction in sheep herds indicates that such costs will continue to increase in the near future. Based on the Company's forward purchase commitments and wool market trends, the Company expects wool costs to increase significantly in fiscal year 1995.

   CUSTOMERS. The Company has more than 571 active customers. In Fiscal Year 1994, no single customer accounted for 10% or more of the Company's revenues.

        Substantially all of the Company's customers are located within the United States. During each of fiscal year 1992, Fiscal Year 1993 and Fiscal Year 1994, less than two percent of the Company's revenues arose from non-United States sales. In late 1994, a key executive was designated to create and implement a plan to develop international sales of Forstmann's products. Initially the Company will focus on developing export sales of its woolen products to Western Europe, Japan and Pacific Rim countries.

   BACKLOG. The Company's sales order backlog at January 1, 1995 was $61.3 million, a decrease of $12.0 million from the comparable period one year ago. Excluding government orders, which yield lower gross profit margins, the backlog at January 1, 1995 was $8.5 million less than the comparable period one year ago. The decline in the backlog, excluding government orders, is attributable to a decline in orders for women's outerwear, which was somewhat offset by increases in orders for menswear, specialty, converted and Carpini USA fabrics. The Company believes that the decline in orders for women's outerwear is due to the exceptionally warm temperatures registered across the country in the fall and early winter. Although the Company expects the effects of the warmer weather, which depressed retail sales of women's outerwear, to somewhat reverse itself during fiscal year 1995, there can be no assurance that such will occur. Sales of women's outerwear represented approximately 22% of net sales for Fiscal Year 1994. All of such backlog is expected to be filled during the current fiscal year.

   SEASONALITY. The wool fabric business is seasonal, with the vast majority of orders placed from December through April for manufacture and shipment from February through July to enable apparel manufacturers to produce apparel for retail sale during the fall and winter seasons. As a result of normal payment terms for sale of such fabrics, the Company receives the major portion of its payments thereon during July through October. The Company's worsted fabrics sales tend to be less seasonal because the lighter weight of such fabrics makes them suitable for retail sale in the spring and summer seasons as well as in the fall and winter seasons. The Company continues to develop and implement an aggressive marketing plan for the sale of blended fabrics and synthetics, which tend to be less seasonal.

   COMPETITION. The textile business in the United States is highly competitive and the Company competes with many other textile companies, some of which are larger and have greater resources than the Company.

            The Company believes that it is the largest domestic manufacturer of woolen fabrics and the second largest domestic manufacturer of worsted fabrics. The Company's principal competitors in the sale of woolen fabrics are Warshaw Woolen Associates, Inc. and Carleton Woolen Mills, Inc., and its principal competitors in the sale of worsted fabrics are Burlington Industries Equity Inc. and The Worcester Company, Inc. The Company believes that the principal competitive factors are fashion, quality, price and service, with the significance of each factor depending upon the product involved. The competitive position of the Company varies among the different fabrics it manufactures. The Company believes that its competitive advantages include its broad range of products, its ability to respond effectively to changing customer demands and its ability to deliver products in a timely manner.

            Currently, imports of foreign-manufactured woolen and worsted fabrics face strict quotas and high import duties upon entering the United States. During calendar year 1993, imports of wool fabrics into the United States increased approximately 4.9% from calendar year 1992. The Company believes that such imports did not have a significant impact on its business since such imports were primarily of fabrics which normally are marketed in price ranges and are of a quality which are not within the price and quality ranges of the Company's fabrics.

            Two major trading agreements evolved during the last year which, when implemented, are expected to have an impact on Forstmann's operations. The North American Free Trade Agreement ("NAFTA"), which became effective on January 1, 1994, is expected to have a long-term positive effect on the Company's growth. The Company believes that an increasing percentage of foreign-produced garments for sale in the United States, Canada and Mexico will be manufactured in Mexico, as compared to the Far East. In order for such garments to qualify for duty-free treatment into the United States and Canada, the fabric has to be sourced from the United States, Canada or Mexico. With limited wool fabric production capacity currently in Mexico and Canada, this requirement represents a major opportunity for woolen mills in the United States. The General Agreement on Trade and Tariffs ("GATT"), reduces tariffs on wool fabric from about one third, to 25%, over a ten-year period. In exchange for the tariff reduction, market access for products manufactured in the United States to countries that are parties to GATT is improved.

   The Company believes that, overall, GATT will enable the Company to compete more effectively in the world market, thereby offsetting the effect of the tariff reductions.

   TRADEMARKS. The Company owns the Forstmann (R) name, which it uses as a trade name, as a trademark in connection with various merchandise, and as a service mark. The Company owns rights to various trademarks registered in the United States used in connection with its business and products, including Forstmann(R), Fast Forward(R), Casuwools(R) and Formula One(R).
   The Forstmann name is registered in various countries, including Austria, Australia, the Benelux countries, Canada, Denmark, France, Germany, Hong Kong, Ireland, Japan, Switzerland and the United Kingdom, under International Class 24. In addition, the Company has applied to register the Forstmann name in various countries, including Indonesia, Italy, Norway, Portugal, Spain and Sweden. The Company believes that no individual trademark or trade name, other than Forstmann(R), is material to the Company's business.

   EMPLOYEES. As of January 1, 1995, the Company employed approximately 2,450 hourly-paid, full-time skilled personnel at its plants and approximately 440 additional salaried, supervisory, management and administrative employees. None of the Company's employees is represented by a union or a labor organization. The Company has never experienced a strike and believes that its relations with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

   The executive officers of the Company are:

                                               Position with the
             Name               Age                Company
             ----               ---            ----------------

   Christopher L. Schaller      53         Chairman of the Board
                                            of Directors, President and
                                            Chief Executive Officer

   William B. Towne             50         Executive Vice President
                                            and Chief Financial Officer

   Fred D. Matheson             47         Executive Vice President--
                                            Manufacturing

   Richard Pactor               57         Executive Vice President--
                                            Product Development
                                            and President of the
                                            Forstmann International division

   Peter Roaman                 44         Executive Vice President--
                                            Marketing and Styling

   Rodney J. Peckham            39         Vice President and Treasurer

   Jane S. Pollack              49         Vice President, Secretary and
                                            General Counsel

   Gary E. Schafer              43         Vice President and Corporate
                                            Controller

       The business experience of each of the executive officers during the past five years is as follows:

       Christopher L. Schaller joined the Company in April 1990 as President and Chief Operating Officer, at which time he was also elected a director. Mr. Schaller became Chief Executive Officer in October 1990 and Chairman of the Board of Directors in March 1992. From 1988 until joining the Company, Mr. Schaller was President of the Apparel Fabrics Division of WestPoint Stevens, Inc. (a textile manufacturer).

       William B. Towne joined the Company in June 1990 as Vice President and Chief Financial Officer. He also served as Treasurer from June 1990 to November 1990, and in March 1991, Mr. Towne was elected an Executive Vice President. Prior to joining the Company, Mr. Towne served with Tambrands, Ltd. (a manufacturer of consumer products), as Chief Financial Officer and Director of Finance-Europe from 1989 to June 1990.

       Fred D. Matheson joined the Company in October 1990 as Executive Vice President--Manufacturing. Prior thereto, Mr. Matheson served with Fieldcrest Cannon Inc. (a manufacturer of consumer textiles and consumer products), as Executive Vice President.

       Richard Pactor joined the Company in December 1988 as Executive Vice President--Product Development, and was named President of the Forstmann International division in July 1992.

       Peter Roaman joined the Company in June 1989 as Vice President-- Womenswear and was elected Senior Vice President--Marketing in December 1990 and Executive Vice President--Marketing and Styling in July 1991.

       Jane S. Pollack joined the Company in May 1993 as Vice President and General Counsel and was elected Secretary in September 1993. Prior thereto, Ms. Pollack was Associate General Counsel and Assistant Secretary of Athlone Industries, Inc. (a manufacturer of specialty steels and consumer products).

       Rodney J. Peckham was elected a Vice President of the Company in January 1991 and Treasurer in March 1992. From August 1986 until he became Treasurer, Mr. Peckham was Corporate Controller, and from December 1992 to September 1993 he also served as Secretary.

       Gary E. Schafer was elected Vice President and Corporate Controller of the Company in March 1992. In 1990, when Mr. Schafer joined the Company, he served as Director of Cost Accounting. Prior thereto, Mr. Schafer was Chief Financial Officer of Racal-Milgo Skynetworks (a telecommunications company).

   ENVIRONMENTAL MATTERS. By the nature of its operations, the Company's manufacturing facilities are subject to various federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. Although the Company occasionally has been subject to proceedings and orders pertaining to emissions into the environment, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

       Pursuant to Georgia's Hazardous Site Response Act (the "Response Act"), property owners in Georgia were required to notify the Environmental Protection Division of the Georgia Department of Natural Resources (the "GDNR") of known releases of regulated substances on their properties above certain levels by March 22, 1994. Pursuant to the Response Act, the Company notified the GDNR of two releases at the Dublin facility, one relating to the presence of trichloroethylene at the site, and one relating to another constituent near the southern property boundary. Based upon the Company's March 1994 notification, the GDNR has determined that a release exceeding a reportable quantity has occurred at the site. As a result, the site has been listed on the Georgia Hazardous Site Inventory ("HSI"), which currently consists of 277 other sites. The Company has also recently notified the GDNR of another possible release near the western property boundary of the Dublin facility, asserting vigorously that this release should not be listed on the HSI. This release was identified by the Company through the sampling procedures in connection with the Company's environmental remediation plan submitted to the GDNR in May 1992. The GDNR intends to evaluate the sites on the HSI to determine which sites need corrective action. The GDNR has finalized procedures for determining corrective action levels under the Response Act. In January 1995, the GDNR notified the Company that, pursuant to the Response Act, the Company is required to submit a compliance status report and compliance status certification with respect to the site by June 30, 1995. The GDNR has also informed the Company of its obligation to identify all other potentially responsible parties, and, in compliance therewith, the Company plans to identify the prior owner and operator of the Dublin facility.

       The Company believes that, based on its review and after meetings with counsel and engineering specialists, no material liability, in excess of amounts already recorded by the Company will result from this matter. However, depending upon how the GDNR will implement its new corrective action regulations, the remedial expenditures required, in the aggregate, could be material.

   Financing Arrangements
   ----------------------

       The Company's long-term debt as of October 30, 1994, consists of indebtedness outstanding under the GECC Facility, the Senior Secured Notes, the CIT Equipment Facility (hereinafter defined), the capital lease obligations and the Subordinated Notes. (See Note 7 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K.)

       GECC FACILITY. The Company entered into the GECC Facility as of October 30, 1992, for borrowings of up to $100 million. Subject to certain borrowing base limitations, the GECC Facility provides for a maximum available non-amortizing Revolving Line of Credit (which includes a $7.5 million letter of credit facility) of $85 million and had a term loan of $15 million (the "Original Term Loan"). On April 5, 1993, the Company issued the Senior Secured Notes in the aggregate principal amount of $20 million and prepaid in full the Original Term Loan. In January 1995, the GECC Facility was amended, subject to loan availability to provide the $7.5 million Term Loan. In January 1995, the Company borrowed $7.5 million under the Term Loan, the proceeds of which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit.

       SENIOR SECURED NOTES. On April 5, 1993, the Company issued an aggregate of $20 million Senior Secured Notes. On March 30, 1994, the Company issued the Additional Senior Secured Notes in the aggregate principal amount of $10 million. The proceeds from the sale of the Senior Secured Notes were used to repay the Original Term Loan and to reduce outstanding borrowings under the Revolving Line of Credit.


       CIT EQUIPMENT FACILITY. On December 27, 1991, the Company entered into a loan and security agreement (as amended, the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") to finance the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. CIT has made purchase money loans to the Company pursuant to the CIT Equipment Facility in the principal amount of

   $656,123 at an interest rate of 8.61% per annum on December 27, 1991, of $1,262,595 at an interest rate of 7.86% per annum on September 15, 1992, of $2,584,230 at an interest rate of 8.55% per annum on December 31, 1992, of $1,209,995 at an interest rate of 7.75% per annum on August 2, 1993, of $1,988,150 at an interest rate of 7.45% per annum on August 24, 1993, of $1,653,137 at an interest rate of 7.36% per annum on October 22, 1993 and of $1,113,005 at an interest rate of 7.74% per annum on December 29, 1993. The Company is obligated to provide CIT with irrevocable letters of credit in an amount equal to 25% of the original principal amount of each loan incurred after August 1, 1993 through December 31, 1993, which requirement expires on or after January 31, 1996. Subsequent to Fiscal Year 1994 the CIT Equipment Facility was amended to provide for up to two additional loans not to exceed an aggregate of $5.0 million of additional equipment financing equal to 80% of the acquisition cost of machinery and equipment, net of all taxes, freight, installation and certain other fees, costs and expenses. The commitment period ends on July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%. The interest rate on the remaining loan available under the CIT Equipment Facility is fixed at the Treasury Rate (as defined) plus 287 basis points. Each loan under the CIT Equipment Facility is payable in 60 monthly installments. The Company may prepay all, but not less than all, of its loans under the CIT Equipment Facility after July 1995, at a premium of 400 basis points, declining ratably over the remaining loan term.

       SUBORDINATED INDEBTEDNESS. In April 1989, through an underwritten public offering, the Company sold $100 million of the Subordinated Notes which currently have an interest rate until maturity of 14-3/4%. As of January 1, 1995, an aggregate of $100,000,000 face amount of the Subordinated Notes were outstanding - an aggregate of $43,365,100 of which are owned by the Company. The Subordinated Notes are subordinated to all existing senior indebtedness of the Company (which currently consist of the loans under the GECC Facility, the Senior Secured Notes and the CIT Equipment Facility) and any extensions, modifications or refinancings thereof. The Subordinated Notes Indenture limits, subject to certain financial tests, the incurrence of additional indebtedness and prohibits the incurrence of any indebtedness senior to the Subordinated Notes that is subordinated to the Company's then existing senior indebtedness. The Subordinated Notes Indenture contains restrictions relating to payment of dividends, the repurchase of capital stock and the making of certain other restricted payments, certain transactions with affiliates and subsidiaries, and certain mergers, consolidations and sales of assets. In addition, the Subordinated Notes Indenture requires the Company to make an offer to purchase (1) a portion of the Subordinated Notes if (a) the Company's adjusted tangible net worth (as defined) falls below $15 million at the end of any two consecutive fiscal quarters or (b) the Company consummates an asset sale (as defined) at certain times or (2) all of the Subordinated Notes if a change of control (as defined) occurs. In connection with the Exchange Offer, the Company acquired, and did not retire or cancel, $46,240,100 aggregate face amount of the Subordinate Notes. The Company used $2,875,000 of such Subordinated Notes to satisfy the January 31, 1993 mandatory redemption required in the Subordinated Notes Indenture. The Company is required to redeem on April 15, 1998, $50.0 million of the aggregate face amount of the Subordinated Notes at a redemption price equal to par, plus accrued interest to the redemption date. The remaining Subordinated Notes are due on April 15, 1999. The Company may use the remaining $43,365,100 of the Subordinated Notes acquired in the Exchange Offer to satisfy partially the April 15, 1998 mandatory redemption required in the Subordinated Notes Indenture.

   Item 2.  PROPERTIES
            ----------

       Information regarding the Company's manufacturing facilities, all of which are owned, is as follows:

                                         Approximate
                                       Square Feet of
                             Building      Acreage
                             --------  --------------
   Dublin Plant              363,000         295
   Dublin, Georgia

   Nathaniel Plant           313,000         *
   Dublin, Georgia

   Milledgeville Plant       580,000         141
   Milledgeville, Georgia

   Louisville Plant          153,000         393
   Louisville, Georgia

   Tifton Plant              244,000          99
   Tifton, Georgia

   * The Nathaniel plant adjoins the Dublin plant and is located on the same property.



       The Company owns a 24,000 square foot office building adjoining its Dublin plant, which is used for administrative offices.

       The Company leases approximately 29,470 square feet of office space at 1185 Avenue of the Americas, New York City (the "1185 Lease"), for its principal executives offices, its styling, sales and marketing operations and its Forstmann International division. Such lease will expire in October 1996 and the Company believes it has adequate time to obtain suitable premises elsewhere.

       The Company also leases storage facilities in Georgia and a regional sales office in Dallas, Texas, primarily on a short-term basis.

       The Company believes that its facilities are adequate to serve its present needs and, with its planned capital expenditures, allow for expanded future production. Substantially all of the Company's properties, plants and equipment are encumbered by security interests under the GECC Facility and the Senior Secured Notes Indenture. See "Business -- Financing Arrangements" in Item 1 of this Annual Report on Form 10-K.

   Item 3.  LEGAL PROCEEDINGS
            -----------------

       The Company is a party to legal actions arising out of the ordinary course of business. The Company has no material pending legal proceedings.

   Dissenters' Proceeding
   ----------------------

       As required under Georgia Statute O.C.G.A. (S)14-2-1330, the Company commenced, on July 10, 1992, a civil action against: Resolution Trust Corporation as receiver for Columbia Savings & Loan Association, F.A., (the

   "RTC"); James E. Kjorlien; Gary M. Smith; Grace Brothers, Ltd.; The Henley Group; Randall D. Smith, Jeffrey A. Smith and Russell B. Smith, as Trustees for Lake Trust dtd 9/4/91; (the Non-RTC defendants) and the record owners of the shares of the Non-RTC defendants (the "Dissenters' Proceeding"). The RTC and Non-RTC defendants were record owners or beneficial holders of an aggregate of 1,473,562 shares of the Company's then existing voting and non-voting common stock (the "Pre-Merger Stock") who dissented from the Merger. Under Georgia law, holders of the outstanding shares of Pre-Merger Stock who were deemed to have dissented from the Merger became entitled to payment of the "fair value" of their Pre-Merger Stock, determined as of a time immediately before consummation of the Merger plus interest on that amount from the date of the Merger.

       In September 1994, the Company settled the claims of the RTC in exchange for payment by the Company of $475,000 and the issuance of 30,000 shares of the Company's common stock. In December 1994, in settlement of the remaining claims, the Company paid the Non-RTC defendants $365,000. The action has been dismissed and no claims remain pending in the Dissenters' Proceeding.

   Item 4.  SUBMISSION OF MATTERS TO A
            VOTE OF SECURITY HOLDERS
            --------------------------

       During the fourth quarter of Fiscal Year 1994, no matters were submitted by the Company to a vote of its shareholders.

                                    PART II

   Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS
            -------------------------------------

       The Company's Common Stock is traded on the NASDAQ National Market System ("NASDAQ-NMS"), the automated quotation system of The National Association of Securities Dealers, Inc. (the "NASD") under the symbol "FSTM".

       The following table sets forth the high and low sales prices for each quarterly fiscal period of the Common Stock on the NASDAQ-NMS, as reported by the NASD. These quotations represent prices between dealers, do not include retail markup, markdown or commission and may not necessarily represent actual transactions.

                                    High Sales Price  Low Sales Price
                                    ----------------  ---------------
       Fiscal Year 1993
       ----------------
       1st Fiscal Quarter
       (November 2, 1992 through
        January 31, 1993)                    $ 9-1/4          $ 5-1/2

       2nd Fiscal Quarter
       (February 1 through
        May 2)                                 9-1/4            7

       3rd Fiscal Quarter
       (May 3 through
        August 1)                              9-1/4            7-1/4

       4th Fiscal Quarter
       (August 2 through
        October 31)                           11-1/2            8-1/4

       Fiscal Year 1994
       ----------------
       1st Fiscal Quarter
       (November 1, 1993 through
        January 30, 1994)                     12               10-1/2

       2nd Fiscal Quarter
       (January 31 through
        May 1)                                12                9

       3rd Fiscal Quarter
       (May 2 through
        July 31)                              11-3/4           10-3/4

       4th Fiscal Quarter
       (August 1 through
        October 30)                           11-1/2            6-1/4

       At December 31, 1994, the Company had 49 record holders of its Common Stock, including CEDE & Co., the nominee of Depositary Trust Company, that held 2,719,088 shares of Common Stock as nominee for an unknown number of beneficial holders.

    The Company has not paid, and has no present intention to pay in the foreseeable future, any cash dividends in respect of its Common Stock. The GECC Facility prohibits and the Senior Secured Notes Indenture and the Subordinated Notes Indenture restrict the payment of cash dividends. The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would generally depend on the Company's financial condition, results of operations, current and anticipated capital requirements, plans for expansion, if any, restrictions under its then existing credit and other debt instruments and arrangements, and other factors deemed relevant by the Company's Board of Directors, in its sole discretion.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

  Presented below are selected operating statement data for the Company for the fiscal years ended October 30, 1994, October 31, 1993, November 1, 1992, October 27, 1991 and October 28, 1990. Also presented are selected balance sheet data for the Company as of October 30, 1994, October 31, 1993, November 1, 1992, October 27, 1991 and October 28, 1990. The selected financial data have been derived from the audited financial statements of the Company, are not covered by the report of the Company's independent public accountants and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and the Company's financial statements (and the related notes and schedules thereto) in
Item 8 of this Annual Report on Form 10-K.

                                                       FISCAL YEAR   FISCAL YEAR    FISCAL YEAR     FISCAL YEAR       FISCAL YEAR
                                                          ENDED         ENDED          ENDED           ENDED             ENDED
                                                       OCTOBER 30,   OCTOBER 31,    NOVEMBER 1,     OCTOBER 27,       OCTOBER 28,
                                                          1994           1993           1992            1991             1990
                                                       -----------   -----------    -----------     -----------       -----------
OPERATING STATEMENT DATA(1):                                 (amounts in thousands, except per share and share information)
Net sales..........................................     $237,085     $233,365         $208,908         $194,622       $196,401
Gross profit.......................................       47,852       51,018           39,833           31,863         24,127
Operating income...................................       23,417       26,618/(2)/      21,847            5,570/(2)/     9,489
Income (loss) before income taxes and
  extraordinary loss...............................        5,900       10,869           3,864           (15,584)       (18,482)/(3)/

Income tax (provision) benefit.....................       (2,331)      (4,245)         (5,690)/(4)/       6,047          6,968
Income (loss) before extraordinary loss............        3,569        6,624          (1,826)           (9,537)       (11,514)
Net income (loss)..................................        3,569        6,624          (3,005)/(5)/      (9,537)       (11,514)
Income (loss) applicable to common shareholders....        3,339        6,415          (3,245)           (9,752)       (16,107)
Per share and share information (pro forma as to
 1992 and 1991)(6):
    Income (loss) before extraordinary loss
     applicable to common shareholders.............          .60         1.15             .61             (1.08)         /(7)/
    Income (loss) applicable to common shareholders          .60         1.15             .40             (1.08)         /(7)/

    Common shares outstanding......................  5,592,022shs.  5,585,014shs.  5,585,014shs.   5,585,014shs.         /(7)/

OTHER OPERATING DATA:

Income before interest, income taxes,
 depreciation, amortization and loss from
 abandoned property and other assets...............       37,066       37,946          32,583            26,271         20,422
Capital expenditures...............................       14,979       14,955          12,354             6,986          4,859
                                                         AS OF            AS OF           AS OF           AS OF           AS OF
                                                      OCTOBER 30,      OCTOBER 31,     NOVEMBER 1,     OCTOBER 27,     OCTOBER 28,
                                                          1994            1993            1992            1991             1990
                                                      -----------      -----------     -----------     -----------     -----------

BALANCE SHEET DATA/(8)/:                                                         (amounts in thousands)
Current assets.....................................     $140,801         $130,172      $123,626          $112,519       $ 99,394
Property, plant and equipment, net of accumulated
  depreciation and amortization....................       79,479           76,521        92,231            89,974         98,496
Total assets.......................................      229,256          215,567       223,424           209,027        207,113
Long-term debt.....................................      155,597          136,038       115,705           156,593        151,636
Old Senior Preferred Stock.........................            0                0             0                 0         31,817
Senior Preferred Stock, redeemable.................        2,425            2,195         4,930             4,690              0
Shareholders' equity (deficiency)..................       35,836           33,890        51,083             8,337        (14,095)

- ----------
   Notes to Operating Statement Data and Balance Sheet Data next page.

   (1) The year ended November 1, 1992 ("Fiscal Year 1992") consists of a 53 week period. The years ended October 30, 1994 ("Fiscal Year 1994"), October 31, 1993 ("Fiscal Year 1993"), October 27, 1991 ("Fiscal Year 1991") and October 28, 1990 ("Fiscal Year 1990") consist of 52 week periods. No cash dividends on the Common Stock were paid during any of the foregoing periods.
   (2) After taking into account a $9.2 million provision in Fiscal Year 1991 and a $1.0 million provision in Fiscal Year 1993 for a non-cash loss from abandonment, disposal and impairment of machinery and equipment and other assets to reflect their remaining future economic value.
   (3) Includes $4.6 million debt restructuring and recapitalization expenses incurred in connection with the 1990 Recapitalization.
   (4) The Company recorded a net deferred income tax expense of $4.2 million primarily to reflect previously recognized income tax benefits.
   (5) After taking into account an extraordinary loss of $1.2 million, net of income tax benefit, resulting from a debt refinancing.
   (6) The per share and share information for Fiscal Year 1992 and Fiscal Year 1991 is presented on a pro forma basis to give effect to the transactions described in Note 12 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K, as if such transactions occurred at the beginning of Fiscal Year 1991 and as if such transactions were effected as a recapitalization of the Company. The per share information for Fiscal Year 1994 and 1993 is actual.
   (7) As a result of the complexity of the 1990 Recapitalization, pro forma information for Fiscal Year 1990 has not been included, since such information would not provide a meaningful comparison to the subsequent periods.
   (8) The Company revalued its assets and liabilities to fair value as of the beginning of Fiscal Year 1993 pursuant to the principles of quasi-reorganization accounting as more fully described in Note 14 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K.

   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------------------------

   Results of Operations
   ---------------------

     The Fifty-Two Week Period Ended October 30, 1994 ("Fiscal Year 1994") compared to the Fifty-Two Week Period ended October 31, 1993 ("Fiscal Year 1993")

       Net sales for Fiscal Year 1994 were $237.1 million, an increase of less than 2% from Fiscal Year 1993. Total yards of fabric sold decreased 1% during Fiscal Year 1994. The increase in sales is attributable primarily to an increase in the sale of menswear fabrics which the Company believes is the result of focusing the menswear product line on specific market niches over the last two years. A decline in the sale of womenswear fabrics somewhat offset the increase in the sale of menswear fabrics. Womenswear fabric sales declined due to an over-ordering of certain wool fabrics by the Company's customers in Fiscal Year 1993 which was somewhat offset by a shift from woolen to worsted fabrics due to changing fashion trends in Fiscal Year 1994. Excluding government sales ($2.9 million in Fiscal Year 1994 and $0.1 million in Fiscal Year 1993) which traditionally yield lower gross profit margins, net sales for Fiscal Year 1994 increased less than 0.5% from Fiscal Year 1993.

       Cost of goods sold increased to $189.2 million from $182.3 million in Fiscal Year 1993. Gross profit decreased 6.2% in Fiscal Year 1994 to $47.9 million, and gross profit margin for Fiscal Year 1994 was 20.2% compared to 21.9% for Fiscal Year 1993. Production of certain fabrics and related yarns, particularly during the fourth quarter of Fiscal Year 1994, was slowed in response to the decline in womenswear fabrics. The lowering of production, its resultant lower absorption of manufacturing costs, as well as an unusually high increase in healthcare claims and workers' compensation expenses, adversely effected gross profit for the year. Fiscal Year 1994 and Fiscal Year 1993 include the effects of the Company's Quasi Reorganization (hereinafter defined) which was effected as of the beginning of Fiscal Year 1993.

       Selling, general and administrative expenses, excluding the provision for uncollectible accounts, increased 7.6% to $22.4 million in Fiscal Year 1994, compared to $20.7 million in Fiscal Year 1993. Human resources related expenses increased $0.3 million during Fiscal Year 1994 due to the hiring of personnel for marketing and in-house legal counsel and the lowering of the assumed discount rate used to measure the accumulated benefit obligation for the Company's hourly and salaried pension plans under SFAS No. 87, "Employers' Accounting for Pensions," as of the end of Fiscal Year 1993. The increase in human resources related expenses was partially offset by a $1.0 million decline in incentive compensation expense in Fiscal Year 1994. Due to the modernization and computerization of the Company's styling, sales and marketing operations in New York, coupled with other computer equipment upgrades, facility, depreciation and amortization expenses were higher in Fiscal Year 1994 than in the Fiscal Year 1993. During the fourth quarter of Fiscal Year 1994, approximately $0.3 million in costs associated with potential acquisitions were expensed as such potential acquisitions did not materialize.

       The provision for uncollectible accounts declined from $2.7 million in Fiscal Year 1993 to $2.2 million in Fiscal Year 1994. The provision for uncollectible accounts in Fiscal Year 1993 includes the effect of several of the Company's customers filing for protection under the Federal Bankruptcy Code, which customers, at the time of such filings, owed the Company an aggregate of $2.5 million.

       Interest expense for Fiscal Year 1994 was $17.5 million compared to $15.7 million in Fiscal Year 1993. The $1.8 million increase in interest expense in Fiscal Year 1994 primarily was due to higher interest rates and additional borrowings under the Company's various financing facilities. Increases in the Federal Reserve discount rates during Fiscal Year 1994 have resulted in the Company's interest rates applicable to borrowings under the Revolving Line of Credit and Senior Secured Notes increasing by approximately 1.5% per annum since the beginning of Fiscal Year 1994.

       In Fiscal Year 1994, the Company recorded an income tax provision of $2.3 million. The Company's effective tax rate was 39.5% on income before taxes for Fiscal Year 1994, while the effective tax rate for Fiscal Year 1993 was 38.5%.

       As a result of the foregoing, the Company's net income was $3.6 million in Fiscal Year 1994 compared to net income of $6.6 million in Fiscal Year 1993.

       Preferred stock in-kind dividends and accretion to redemption value was $230,000 in Fiscal Year 1994 compared to $209,000 in Fiscal Year 1993. As a result of the foregoing, the Company's income applicable to common shareholders was $3.3 million in Fiscal Year 1994, compared to income applicable to common shareholders of $6.4 million in Fiscal Year 1993.

       In light of the Federal Reserve discount rates increasing during Fiscal Year 1994, which effect is expected to continue during fiscal year 1995, and the Company's higher borrowings under its floating interest rate debt facilities, the Company expects interest expense in fiscal year 1995 to be significantly higher than in Fiscal Year 1994. As further discussed in Liquidity and Capital Resources, during fiscal year 1995, the Company is
   -------------------------------
   reassessing its capital investment program and is more closely monitoring its inventory levels. Further, the Company expects wool costs to increase significantly in fiscal year 1995 due to recent increases which the Company began to realize during the fourth quarter of Fiscal Year 1994 and a drought in Australia which has resulted in a reduction in sheep herds.

       The Company's sales order backlog at January 1, 1995 was $61.3 million, $12.0 million less than the comparable period one year ago. Excluding government orders, which yield lower gross profit margins, the backlog at January 1, 1995 was $8.5 million less than the comparable period in the prior year. The decline in the backlog, excluding government orders, is attributable to a decline in orders for women's outerwear fabrics, which was somewhat offset by increases in orders for menswear, specialty, converted and Carpini/TM/ USA fabrics. The Company believes that the decline in orders for women's outerwear is due to the exceptionally warm temperatures registered across the country in the fall and early winter. Although the Company expects the effects of the warmer temperatures, which depressed retail sales of women's coats, to somewhat reverse itself during fiscal year 1995, there can be no assurance that such market inprovement will occur. Sales of women's outerwear fabrics represented approximately 22% of net sales for Fiscal Year 1994.

       The Fifty-Two Week Period Ended October 31, 1993 ("Fiscal Year 1993") compared to the Fifty-Three Week Period Ended November 1, 1992 ("Fiscal Year 1992")

       The Company, with approval from its Board of Directors, revalued its assets and liabilities to fair value as of the beginning of Fiscal Year 1993 pursuant to the principles of quasi-reorganization accounting (the "Quasi Reorganization"). The fair value adjustments were revised in the fourth quarter of Fiscal Year 1993 to adjust certain amounts initially recorded, which had been based upon estimates (principally the write-down of property, plant and equipment and the accrual of costs to effect the Quasi Reorganization). The Quasi Reorganization directly affected cost of goods sold, interest expense, income tax provision and preferred stock in-kind dividends and accretion for Fiscal Year 1993 and will affect future reported results of operations. As a result of the fair value adjustments made in the Quasi Reorganization (a) the value of inventories was reduced, which affects cost of goods sold to the extent such inventories are utilized, (b) the value of property, plant and equipment was reduced, which affects cost of goods sold as the related property is depreciated, (c) the value of the hourly pension plan's net assets was eliminated, which affects cost of goods sold to the extent such value would have been amortized, (d) an accrual for unfavorable (commitment price exceeded fair value) wool purchase commitments was recorded, which subsequently reduced cost of goods sold in the periods wool was delivered and subsequently sold as finished product, (e) interest expense was decreased as a result of the reduction of deferred financing costs and the valuation of long-term debt, (f) income tax provision was increased due to the effect of the above items, and (g) preferred stock in-kind dividends and accretion was reduced as a result of the decrease in value of the preferred stock. As a result of the Quasi Reorganization, the Company estimates that earnings per share during each of the next five years will be $0.18 higher, principally due to lower depreciation and interest charges. Additionally, the Company recognized a one-time benefit to cost of goods sold during Fiscal Year 1993 of $3.0 million ($1.8 million net of income taxes or $0.33 per share) related to the reversal of unfavorable wool purchase commitments recorded as a liability in connection with the Quasi Reorganization.

       Since Fiscal Year 1993 comprises fifty-two weeks and Fiscal Year 1992 comprises fifty-three weeks, and because of the effects of the Quasi Reorganization with respect to Fiscal Year 1993, the results for the respective fiscal years are not directly comparable. Because the Company's customers place orders based on their calendar month needs, the Company believes that net sales, unlike certain manufacturing and selling, general and administrative expenses, were not significantly impacted by one less week in Fiscal Year 1993 and were not affected by the Quasi Reorganization.

       Net sales for Fiscal Year 1993 were $233.4 million, an increase of 11.7% from Fiscal Year 1992. Total yards of fabric sold increased 12.5% during Fiscal Year 1993, which outpaced net sales growth, as volume continued to grow fastest in styles with per yard selling prices below last year's average per yard selling price. Excluding government sales (minimal during Fiscal Year 1993) which traditionally yield selling prices per yard in excess of the Company's average price per yard, but lower gross profit margins, net sales for Fiscal Year 1993 increased 14.0% from Fiscal Year 1992. Such increase was primarily attributable to an increase in womenswear (including outerwear) fabric sales, which comprised approximately two-thirds of net sales in both Fiscal Year 1993 and Fiscal Year 1992.

       Cost of goods sold increased to $182.3 million in Fiscal Year 1993 from $169.1 million in Fiscal Year 1992. Gross profit increased 28.1% in Fiscal Year 1993 to $51.0 million from $39.8 million in Fiscal Year

   1992, and gross profit margin for Fiscal Year 1993 was 21.9%, compared to 19.1% for Fiscal Year 1992. This improvement was primarily attributable to the effects of the Quasi Reorganization, strategic raw wool purchasing, improved manufacturing efficiencies and an improved product mix.

       Selling, general and administrative expenses, excluding the provision for uncollectible accounts, increased 23.5% to $20.7 million in Fiscal Year 1993, compared to $16.8 million in Fiscal Year 1992. Such increase was due, in part, to the hiring of additional marketing and management information services personnel. In addition, the formation of Forstmann International, a licensing, technical information and consulting arrangement with Carpini (see
   Note 11 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K), an exclusive licensing arrangement for fire retardant for wool fabrics and the formation of a converting function responsible for coordinating the dyeing and finishing of greige fabrics purchased throughout the world contributed to the increase in Fiscal Year 1993 in selling, general and administrative expenses. Expenses incurred in connection with these endeavors during Fiscal Year 1992 were negligible. Legal and investor relation costs incurred during Fiscal 1993 increased as a result of the Company's initial public offering consummated during the second quarter of Fiscal Year 1992. In addition, the Company's incentive compensation expense increased during Fiscal Year 1993 as a result of both the Company's improved financial performance and the accrual of estimated liabilities related to the equity referenced deferred incentive awards granted in March 1992 to certain key executives of the Company.

       The provision for uncollectible accounts increased to $2.7 million in Fiscal Year 1993, compared to $1.2 million in Fiscal Year 1992. Such provision (and the allowance for uncollectible accounts) is based on a specific review and assessment of the collectibility of aged balances included in accounts receivable and a general assessment of the collectibility of remaining accounts based, in part, on historical trends and the state of the economy and its effect on the Company's customers. Most of the Company's customers are in apparel industries, which industries generally have experienced an economic downturn. Included in the provision for uncollectible accounts is the Company's loss of approximately $0.4 million on the sale of receivables of Leslie Fay (which filed a petition for reorganization on April 5, 1993) recorded through April 5, 1993 and the write-off of $0.3 million related to the settlement of a long-term note receivable.

       The loss from disposal and impairment of machinery and equipment of $1.0 million during Fiscal Year 1993 related to the Company's disposal and write-down of idle equipment to reflect its remaining future economic value.

       Interest expense for Fiscal Year 1993 was $15.7 million. The $2.2 million decrease in interest expense in Fiscal Year 1993 compared to Fiscal Year 1992 primarily was due to lower interest rates on the Company's borrowings under the GECC Facility (hereinafter defined) and the Senior Secured Floating Rate Notes due October 30, 1997 initially issued on April 5, 1993 in an aggregate principal amount of $20 million (the "Original Senior Secured Notes") compared to the interest rates on borrowings under a prior revolving credit facility. Borrowings under the GECC Facility and the Original Senior Secured Notes bear interest, at the Company's option at a floating rate (which is based on the prime lending rate, as defined) or fixed rate (which is based on LIBOR), payable monthly as to the Revolving Line of Credit and quarterly as to the Original Senior Secured Notes. The Company benefited favorably from the use of the fixed interest rate option during Fiscal Year 1993. The fixed interest rate was approximately 1.0% less than the prime base interest rate during Fiscal Year 1993. Further, the Company benefited more in Fiscal Year 1993 than in Fiscal Year 1992 from the repurchase of $46.2 million face amount of Subordinated Notes in connection with the consummation of the offer for up to $50 million aggregate face amount of the Subordinated Notes (the "Exchange Offer") in March 1992. Interest expense on increased wool purchases, to take strategic advantage of lower wool prices, partially offset the overall decrease in interest expense.

       In Fiscal Year 1993, the Company recognized an income tax provision of $4.2 million on income before income taxes, while in Fiscal Year 1992, the Company recognized an income tax provision of $5.7 million. Reference is made to Note 9 to the 1994 Financial Statements for information concerning such provisions.

       As a result of the foregoing, the Company's income before extraordinary loss was $6.6 million for Fiscal Year 1993, compared to a loss of $1.8 million for Fiscal Year 1992. Pro forma income before extraordinary loss for Fiscal Year 1992 was $3.6 million, which gives effect to the 1992 Recapitalization transactions described in Note 14 to the Financial Statements, as if such transactions occurred at the beginning of Fiscal Year 1992.

       The Company's income applicable to common shareholders was $6.4 million or $1.15 per share for Fiscal Year 1993, compared to a loss applicable to common shareholders of $3.2 million or $0.58 per share for Fiscal Year 1992. Included in Fiscal Year 1992's loss is a $1.2 million extraordinary loss, net of a $0.7 million deferred income tax benefit, which resulted from the write-off of unamortized deferred financing costs caused by the Company's debt refinancing at the end of Fiscal Year 1992. Pro forma income before extraordinary loss applicable to common shareholders for Fiscal Year 1992 was $3.4 million or $0.61 per share.

   Liquidity and Capital Resources
   -------------------------------

       The Company historically has financed its operations and investing activities through a combination of borrowings, equipment leasing, and internally generated funds. The Company's financing needs have arisen principally in connection with modernization and expansion of the Company's production capacity and with increased working capital needs that have accompanied sales growth. During Fiscal Year 1994, additional borrowings were needed to finance an increase in inventories and accounts receivable. Inventories at October 30, 1994 were approximately equal to inventories at October 31, 1993. However, during Fiscal Year 1994, inventories were higher on average than in Fiscal Year 1993 as a result of an increase in raw materials purchased to take advantage of favorable wool prices during the first half of Fiscal Year 1994 and an increase in work-in-process inventories due to the decline in womenswear woolen sales. Accounts receivable increased at the end of Fiscal Year 1994 due to higher sales and the granting of extended payment terms to customers, in response to competitive pressures in certain markets.

       The Company, as of October 30, 1992, entered into a loan agreement with General Electric Capital Corporation (the "GECC Facility"), which, as subsequently amended, includes a $7.5 million term loan (the "Term Loan") and an $85.0 million revolving line of credit (the "Revolving Line of Credit") (which includes a $7.5 million letter of credit facility). The Term Loan and borrowings under the Revolving Line of Credit are subject to certain borrowing base limitations and are due in October 1997.

     The Company's cash requirements, including working capital and capital expenditures during Fiscal Year 1994, were funded from the proceeds from borrowings under the Revolving Line of Credit and the sale of $10 million of additional Senior Secured Floating Rate Notes due October 30, 1997 (the "Additional Senior Secured Notes," collectively, with the Original Senior Secured Notes, the "Senior Secured Notes"). At October 30, 1994 the aggregate amount of revolving loans and letters of credit outstanding under the Revolving Line of Credit was approximately $61.7 million and loan availability, in excess of the Company's outstanding borrowings and letters of credit, was approximately $7.5 million.

       During Fiscal Year 1994, the Company and CIT Group/Equipment Financing, Inc. amended its loan and security agreement (the "CIT Equipment Facility") to increase the Company's permitted adjusted leverage ratio (the ratio of total liabilities to tangible net worth) from 160% to 170% for the period January 31, 1994 through October 30, 1994. The Company's adjusted leverage ratio increased during Fiscal Year 1994 due in part to the effects of: (1) the assumed discount rate assumption used to measure the accumulated benefit obligation for the Company's pension plans under SFAS No. 87, "Employers' Accounting for Pensions," being lowered from 8.75% to 7.0% at the end of Fiscal Year 1993 which resulted in the recognition of a $1.9 million accrual of additional pension liability in excess of accumulated benefit obligation and a charge to shareholders' equity of $1.1 million, net of deferred income taxes; (2) settling claims with the Company's dissenting shareholders as discussed in Note 11 to the Financial Statements; and (3) the additional debt the Company incurred to fund higher working capital needs and capital expenditures. Absent the amendments to the CIT Equipment Facility, an adjusted leverage ratio of more than 160% during the Company's second, third or fourth quarters of Fiscal Year 1994 would have been an event of default under the CIT Equipment Facility. In addition, such an event of default would have triggered a cross default under the terms of the GECC Facility. The lender under the GECC Facility has consented to the amendments to the CIT Equipment Facility and acknowledged that no event of default under the GECC Facility exists as a result of the events giving rise to such amendments.

       Subsequent to Fiscal Year 1994 certain financial covenants under the GECC Facility, the Indenture to the Senior Secured Notes and the CIT Equipment Facility were further amended, in part to reflect the effect of rising interest rates, final settlement of claims with the Company's remaining dissenting shareholders as discussed in Note 11 to the Financial Statements and the additional debt the Company incurred to fund higher working capital needs and capital expenditures. Also, the GECC Facility was further amended to provide the $7.5 million Term Loan and the CIT Equipment Facility was amended to provide for up to $5.0 million of additional equipment financing. On January 23, 1995, the Company borrowed $7.5 million under the Term Loan, the proceeds of which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit. On December 22, 1994, the Company borrowed $2.5 million under the CIT Equipment Facility at an interest rate of 10.58% payable in sixty equal monthly installments.

       Capital additions, including capital lease obligations, for plant and equipment were $15.0 million in Fiscal Year 1994. The Company expects spending for capital expenditures, primarily machinery and equipment, in fiscal year 1995 to be slightly less than Fiscal Year 1994. The Company has completed approximately one-half of its $100 million capital investment program which commenced in Fiscal Year 1992. In light of increasing interest rates, as well as increased borrowings to fund its working capital needs, the Company is reassessing the timing of its capital investment program. Capital additions, including capital lease obligations, for plant and equipment were $15.0 million in Fiscal Year 1993 and $12.4 million in Fiscal Year 1992.

       The Company believes that cash generated from operations, borrowings under the Revolving Line of Credit, and permitted operating and capital leases will be sufficient to fund its fiscal year 1995 working capital and capital expenditures requirements. After fiscal year 1995, additional sources of financing will be needed to support expected working capital needs, capital expenditures and maturities of its long-term debt facilities which increase significantly in fiscal year 1996 and fiscal year 1997 (see
   Note 7 to the Financial Statements). Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under its Revolving Line of Credit tend to increase throughout each fiscal year until the fourth quarter, when, at year-end, borrowings tend to be the lowest.

       Net cash used by operating activities during Fiscal Year 1994 was $2.5 million, an increase of $2.9 million from Fiscal Year 1993. Historically, during the first half of its fiscal year, the Company utilizes cash to fund operations, whereas operations provide cash during the second half of the Company's fiscal year. Net cash used in investing activities during Fiscal Year 1994, primarily for capital expenditures, was $13.2 million, a decrease of $3.7 million from Fiscal Year 1993. Such decrease was due to the Company acquiring approximately $3.6 million of its capital investments under capital leases in Fiscal Year 1994 as compared to none in Fiscal Year 1993. Cash utilized to fund the Company's operations and investing activities during Fiscal Year 1994 was obtained primarily from borrowings, net of repayments, under the Revolving Line of Credit ($11.5 million), proceeds from the sale of the Additional Senior Secured Notes ($9.7 million, net of underwriter's fee of $0.3 million) and Equipment Facilities ($1.1 million).

       Working capital at October 30, 1994 was $112.7 million, an increase of $20.0 million from October 31, 1993. This increase resulted, in part, from a $10.6 million increase in current assets, primarily attributable to an increase in accounts receivable of $10.1 million. The increase in accounts receivable is due to the Company granting extended payment terms for the sale of certain products in response to competitive pressures in certain markets and an increase in sales during the fourth quarter of Fiscal Year 1994 over the fourth quarter of Fiscal Year 1993. Further, working capital increased as a result of a $9.4 million temporary decrease in current liabilities, primarily accounts payable, as a result of the timing of the Company's wool purchases. Such increase in working capital was funded primarily from borrowings under the Revolving Line of Credit and proceeds from the sale of the Additional Senior Secured Notes.

       Historically, the Company experiences an increase in accounts receivable during the first three quarters of its fiscal year (primarily during the second and third quarters), due to the seasonal increase in sales which typically occurs in January through July of each year. This seasonal pattern is influenced by the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating"), which permit payment 60 days beyond July 1 for invoices billed in January through June. Accounts receivable at October 30, 1994 included $8.2 million of receivables with dating, an increase of $6.0 million compared to October 31, 1993. This increase in dating is partially attributable to the competitive pressures and the granting of extended credit terms referred to above.

       Inventories remained relatively constant from October 31, 1993 to October 30, 1994. Due primarily to rising wool costs, the Company reduced raw materials from $18.1 million at October 31, 1993 to $9.9 million at October 30, 1994. The decline in raw materials was offset by an $8.6 million increase in work-in-process which is primarily due to the manufacturing of certain fabric components to fill an existing government order and the purchasing of greige cloth for converting. During the fourth quarter of Fiscal Year 1994, work-in-process and finished goods inventories increased $4.6 million, which was $1.0 million less than the fourth quarter of Fiscal Year 1993. This decline was due to the Company curtailing production levels during the fourth quarter of Fiscal Year 1994 in response to softness in women's outerwear and sportswear markets.

       The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Recently, the cost of certain raw wool categories sourced from Australia has risen significantly, and a drought in Australia which has resulted in a reduction in sheep herds indicates that such costs will continue to increase in the near future. Based on the Company's forward purchase commitments and wool market trends, the Company expects wool costs to increase significantly in fiscal year 1995.

       The Company's assumed discount rate (the "discount rate") used to measure the accumulated benefit obligation for its hourly and salaried pension plans under SFAS No. 87, "Employers' Accounting for Pensions," as of the end of Fiscal Year 1994 was increased from 7.00% to 8.75% based on the composition of the accumulated benefit obligation and current economic conditions. As of the end of Fiscal Year 1994 the Company's hourly pension plan's accumulated benefit obligation exceeded the plan assets at fair value by $0.5 million.
   As of the end of Fiscal Year 1993, the discount rate was lowered from 8.75% to 7.00% based on then prevailing economic conditions. The lowering of the discount rate at the end of Fiscal Year 1993 caused the Company's hourly and salaried pension plan's accumulated benefit obligation to exceed plan assets at fair value by $1,466,000 and $118,000, respectively.

       During Fiscal Year 1994, the Company reduced its accrued additional pension liability in excess of accumulated benefit obligation from $1,900,000 to $943,000 and reduced the $1,101,000 excess of additional pension liability over unrecognized prior service cost, net of $719,000 deferred tax benefit charged to shareholders' equity at the end of Fiscal Year 1993 to $525,000, net of $343,000 deferred tax benefit. Based primarily on the raising of the discount rate, the Company estimates that net periodic pension cost for both the hourly and salaried pension plans during fiscal year 1995 will be approximately $0.4 million lower than in Fiscal Year 1994.

       The Company does not believe that inflation has had a material impact on its business. The Company expects wool costs to be significantly higher in fiscal year 1995 than Fiscal Year 1994. Higher average borrowings to fund the Company's working capital needs and capital investment program, coupled with increases in the Federal Reserve discount rates during Fiscal Year 1994, will cause the Company's interest expense and cash interest payments to increase significantly during fiscal year 1995.

   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------


                         INDEX TO FINANCIAL STATEMENTS


   Independent Auditors' Report ......................................  27

   Balance Sheets as of October 30, 1994
   and October 31, 1993 ..............................................  28

   Statements of Operations for the Fifty-Two
   Weeks Ended October 30, 1994 and October 31, 1993
   and the Fifty-Three Weeks Ended November 1, 1992...................  29

   Statements of Cash Flows for the Fifty-Two
   Weeks Ended October 30, 1994 and October 31, 1993
   and the Fifty-Three Weeks Ended November 1, 1992...................  30

   Statements of Changes in Shareholders' Equity
   for the Fifty-Three Weeks Ended
   November 1, 1992 and the Fifty-Two Weeks
   Ended October 31, 1993 and October 30, 1994 .......................  32

   Notes to Financial Statements for the
   Fifty-Two Weeks Ended October 30, 1994
   and October 31, 1993, and the Fifty-Three Weeks
   Ended November 1, 1992 ............................................  33

   INDEPENDENT AUDITORS' REPORT



   To the Board of Directors and Shareholders of Forstmann & Company, Inc.:

   We have audited the accompanying balance sheets of Forstmann & Company, Inc. as of October 30, 1994 and October 31, 1993 and the related statements of operations, shareholders' equity and cash flows for the fifty-two weeks ended October 30, 1994 and October 31, 1993 and the fifty-three weeks ended November 1, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of Forstmann & Company, Inc. at October 30, 1994 and October 31, 1993 and the results of its operations and its cash flows for the fifty-two weeks ended October 30, 1994 and October 31, 1993 and the fifty-three weeks ended November 1, 1992, in conformity with generally accepted accounting principles.

   As discussed in Note 14 to the financial statements, the Company effected a quasi reorganization as of November 2, 1992 (the beginning of fiscal year
   1993) and revalued its assets and liabilities to fair value at such date and during the fifty-two weeks ended October 30, 1994, the Company recorded certain adjustments to the quasi reorganization related to unresolved contingencies as of the effective date of the quasi reorganization. As discussed in Note 9 to the financial statements, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



   /s/ Deloitte & Touche LLP
   DELOITTE & TOUCHE LLP

   Atlanta, Georgia
   December 8, 1994
   (January 23, 1995 as to paragraph 2 of Note 7)

FORSTMANN & COMPANY, INC.
- --------------------------------------------------------------------------------
BALANCE SHEETS
OCTOBER 30, 1994 AND OCTOBER 31, 1993

                                                  NOTES      1994           1993
                                                  -----  ------------   ------------
ASSETS

CURRENT ASSETS:

  Cash..........................................         $     49,000   $     53,000
  Accounts receivable, net of allowance
    of $2,100,000 and $2,195,000................           57,089,000     48,816,000
  Current income taxes receivable...............      9     1,500,000              -
  Inventories...................................      3    76,881,000     76,936,000
  Current deferred tax assets...................      9     4,339,000      2,869,000
  Other current assets..........................              943,000      1,498,000
                                                         ------------   ------------
    Total current assets........................          140,801,000    130,172,000

Property, plant and equipment, net..............      4    79,479,000     76,521,000
Other assets....................................      5     8,976,000      8,874,000
                                                         ------------   ------------

    Total.......................................         $229,256,000   $215,567,000
                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term debt..........      7  $  2,714,000   $  2,821,000
  Accounts payable..............................           13,153,000     24,580,000
  Accrued liabilities...........................   6,11    12,272,000     10,110,000
                                                         ------------   ------------
    Total current liabilities...................           28,139,000     37,511,000

Long-term debt..................................      7   155,597,000    136,038,000
Deferred tax liability..........................      9     6,316,000      4,033,000
Accrued additional pension liability in
  excess of accumulated benefit obligation......     10       943,000      1,900,000

Commitments and contingencies...................     11

Redeemable preferred stock, $1.00 par value,
  100,000 shares authorized, 54,110.8 and
  51,487.7 shares issued and outstanding
  (aggregate redemption and liquidation value
  of $100 per share or $5,411,080 and
  $5,148,774, respectively).....................      8     2,425,000      2,195,000

SHAREHOLDERS' EQUITY:                             10,11

  Common stock, $.001 par value, 20,000,000
    shares authorized, 5,618,800 and 5,585,014
    shares issued and outstanding...............                5,619          5,585
  Non-voting common stock, $.001 par value,
    120,000 shares authorized, nil shares
    issued and outstanding......................
  Additional paid-in capital....................           26,602,381     28,570,415
  Excess of additional pension liability
    over unrecognized prior service cost,
    net of deferred income tax benefit of
    $343,000 and $719,000.......................             (526,000)    (1,101,000)
  Retained earnings since November 2, 1992......            9,754,000      6,415,000
                                                         ------------   ------------
    Total shareholders' equity..................           35,836,000     33,890,000
                                                         ------------   ------------

    Total.......................................         $229,256,000   $215,567,000
                                                         ============   ============

See notes to financial statements.

FORSTMANN & COMPANY, INC.
- --------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
FOR THE FIFTY-TWO WEEKS ENDED OCTOBER 30, 1994
AND OCTOBER 31, 1993 AND THE FIFTY-THREE WEEKS ENDED NOVEMBER 1, 1992

                                           NOTES      1994           1993           1992
                                           -----  -------------  -------------  -------------
Net sales................................         $237,085,000   $233,365,000   $208,908,000
Cost of goods sold.......................          189,233,000    182,347,000    169,075,000
                                                  ------------   ------------   ------------

Gross profit.............................           47,852,000     51,018,000     39,833,000

Selling, general and administrative
  expenses...............................           22,377,000     20,723,000     16,780,000
Provision for uncollectible accounts
  and notes receivable...................            2,167,000      2,714,000      1,206,000
Gain (loss) from abandonment, disposal
  and impairment of machinery and
  equipment..............................      4       109,000       (963,000)             -
                                                  ------------   ------------   ------------

Operating income.........................           23,417,000     26,618,000     21,847,000

Interest expense.........................           17,517,000     15,749,000     17,983,000
                                                  ------------   ------------   ------------

Income before income taxes and
  extraordinary loss.....................            5,900,000     10,869,000      3,864,000
Income tax provision.....................      9     2,331,000      4,245,000      5,690,000
                                                  ------------   ------------   ------------

Income (loss) before extraordinary loss..            3,569,000      6,624,000     (1,826,000)

Extraordinary loss from debt
  refinancing, net of $0.7 million
  income tax benefit.....................      7             -              -     (1,179,000)
                                                  ------------   ------------   ------------

Net income (loss)........................            3,569,000      6,624,000     (3,005,000)

Preferred stock in-kind dividends
  and accretion to redemption
  value..................................      8      (230,000)      (209,000)      (240,000)
                                                  ------------   ------------   ------------

Income (loss) applicable to common
  shareholders...........................         $  3,339,000   $  6,415,000   $ (3,245,000)
                                                  ============   ============   ============

Per share and share information (pro
  forma as to 1992):                          12
    Income before extraordinary loss
      applicable to common
      shareholders.......................                 $.60   $       1.15           $.61
    Extraordinary loss...................                    -              -          ( .21)
                                                  ------------   ------------   ------------

    Income applicable to common
      shareholders.......................                 $.60   $       1.15           $.40
                                                  ============   ============   ============

    Weighted average common shares
      outstanding........................            5,592,022      5,585,014      5,585,014
                                                  ============   ============   ============

See notes to financial statements.

FORSTMANN & COMPANY, INC.
- --------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
FOR THE FIFTY-TWO WEEKS ENDED OCTOBER 30, 1994
AND OCTOBER 31, 1993 AND THE FIFTY-THREE WEEKS
ENDED NOVEMBER 1, 1992

                                                      1994           1993           1992
                                                  ------------   ------------   ------------
Net income (loss)...............................  $  3,569,000   $  6,624,000   $ (3,005,000)
                                                  ------------   ------------   ------------

Adjustments to reconcile net income (loss)
  to net cash provided (used) by
  operating activities:
   Depreciation and amortization................    13,942,000     10,347,000     12,476,000
   Income tax provision.........................     2,331,000      4,245,000      5,782,000
   Income tax payments..........................    (3,429,000)    (1,075,000)      (335,000)
   Deferred interest payable....................             -              -      3,837,000
   Provision for uncollectible accounts
    and notes receivable........................     2,167,000      2,714,000      1,206,000
   Loss (gain) from abandonment, disposal
    and impairment of machinery and
    equipment and other assets..................      (109,000)       963,000          7,000
   Foreign currency transaction gain............       (10,000)       (80,000)             -
   Changes in current assets and current
    liabilities, exclusive of quasi-
    reorganization adjustments:
     Accounts receivable........................   (10,071,000)    (6,535,000)    (2,456,000)
     Inventories................................        55,000    (13,776,000)    (9,035,000)
     Other current assets.......................       102,000       (101,000)      (909,000)
     Accounts payable...........................   (11,427,000)     4,116,000      6,451,000
     Accrued liabilities........................     1,019,000     (4,044,000)    (3,782,000)
   Investment in notes receivable, net..........       161,000       (131,000)      (786,000)
   Deferred financing costs.....................      (821,000)    (2,898,000)    (3,001,000)
   Extraordinary loss from debt
    refinancing, net of tax benefit.............             -              -      1,179,000
                                                  ------------   ------------   ------------
Total adjustments...............................    (6,090,000)    (6,255,000)    10,634,000
                                                  ------------   ------------   ------------

    Net cash provided (used) by
     operating activities.......................    (2,521,000)       369,000      7,629,000
                                                  ------------   ------------   ------------

Cash flows used in investing activities:
  Investment in property, plant and
   equipment....................................   (11,338,000)   (14,955,000)   (11,909,000)
  Investment in computer information systems....    (2,054,000)    (2,217,000)    (2,464,000)
  Net proceeds from disposal of machinery
   and equipment................................       185,000        277,000         54,000
                                                  ------------   ------------   ------------

    Net cash used by investing activities ......   (13,207,000)   (16,895,000)   (14,319,000)
                                                  ------------   ------------   ------------

Cash flows from financing activities:
  Net borrowings (repayments) under Credit
   Facilities...................................    11,478,000     (9,268,000)     3,212,000
  Proceeds from the Original Term Loan..........             -     15,000,000              -
  Repayment of the Original Term Loan...........             -    (15,000,000)             -
  Proceeds from sales of Senior Secured Notes...    10,000,000     20,000,000              -
  Borrowings under the CIT Equipment Facility...     1,113,000      7,436,000      2,007,000
  Repayment of other financing arrangements.....    (6,090,000)    (1,641,000)    (1,370,000)
  Incentive stock options exercised.............        26,000              -              -
  Cash paid in connection with Dissenters'
   Proceeding...................................      (803,000)             -              -
  Sale of common stock to majority
   shareholder..................................             -              -      3,713,000
  Cash paid in connection with Exchange
   Offer........................................             -              -    (21,136,000)
  Net proceeds from Public Offering.............             -              -     20,177,000
                                                  ------------   ------------   ------------

     Net cash provided by
      financing activities......................    15,724,000     16,527,000      6,603,000
                                                  ------------   ------------   ------------

FORSTMANN & COMPANY, INC.
- --------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE FIFTY-TWO WEEKS ENDED OCTOBER 30, 1994
AND OCTOBER 31, 1993 AND THE FIFTY-THREE WEEKS
ENDED NOVEMBER 1, 1992

                                                      1994           1993           1992
                                                  ------------   ------------   ------------
Net increase (decrease) in cash.................        (4,000)         1,000        (87,000)
Cash at beginning of period.....................        53,000   $     52,000   $    139,000
                                                  ------------   ------------   ------------
Cash at end of period...........................  $     49,000   $     53,000   $     52,000
                                                  ============   ============   ============

Supplemental disclosure of cash flow
  information:
   Cash paid during the period for interest.....  $ 17,316,000   $ 16,046,000   $ 12,606,000
                                                  ============   ============   ============
   Cash paid during the period for
    income taxes................................  $  3,429,000   $  1,075,000   $    335,000
                                                  ============   ============   ============

Supplemental schedule for non-cash
  investing and financing activities:
   Capital lease obligations incurred...........  $  3,641,000   $          -   $    445,000
                                                  ============   ============   ============

   Preferred stock in-kind dividends and
    accretion to redemption value...............  $    230,000   $    209,000   $    240,000
                                                  ============   ============   ============

Supplemental schedule of changes in
  current assets and current liabilities:
   Accounts receivable trade, net:
    (Increase) from operations..................  $(10,071,000)  $ (6,535,000)  $ (2,456,000)
    Provision for uncollectible accounts........     1,798,000      2,104,000      1,206,000
                                                  ------------   ------------   ------------

     Net (increase).............................  $ (8,273,000)  $ (4,431,000)  $ (1,250,000)
                                                  ============   ============   ============

   Inventories:
    (Increase) from operations..................  $   (235,000)  $(13,441,000)  $ (8,333,000)
    (Decrease) increase in market
     reserves...................................       290,000       (335,000)      (702,000)
    Quasi-reorganization adjustment.............             -     14,781,000              -
                                                  ------------   ------------   ------------

     Net decrease (increase)....................  $     55,000   $  1,005,000   $ (9,035,000)
                                                  ============   ============   ============

Accrued liabilities:
    Increase (decrease) from operations.........  $  1,019,000   $ (4,044,000)  $ (3,782,000)
    Quasi-reorganization adjustments............     1,172,000      4,048,000              -
                                                  ------------   ------------   ------------

     Net increase (decrease)....................  $  2,191,000   $      4,000   $ (3,782,000)
                                                  ============   ============   ============

See notes to financial statements.

FORSTMANN & COMPANY, INC.
- --------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE FIFTY-THREE WEEKS ENDED NOVEMBER 1, 1992 AND
THE FIFTY-TWO WEEKS ENDED OCTOBER 31, 1993 AND OCTOBER 30, 1994


                                                              Pension
                            Common Stock                     Liability
                          -----------------   Additional     Over Prior     Retained         Total
                                     Non-       Paid-In       Service       (Deficit)    Shareholders'
                           Voting   Voting      Capital         Cost        Earnings         Equity
                          --------  -------  -------------  ------------  -------------  --------------
Balance, October 27,
  1991..................  $ 4,857    $ 112   $ 42,179,031   $         -   $(33,847,000)   $  8,337,000

1992 Recapitalization:
  Reverse Stock Split...   (4,856)    (112)         4,968             -              -               -
  Exchange Offer........    2,421        -     22,098,579             -              -      22,101,000
  Public Offering.......    2,750        -     20,174,750             -              -      20,177,500
  Sale of common stock
    to majority
    shareholder.........      413        -      3,712,087             -              -       3,712,500

Loss applicable to
  common shareholders...        -        -              -             -     (3,245,000)     (3,245,000)
                          -------   ------   ------------   -----------   ------------    ------------

Balance, November 1,
  1992..................    5,585        -     88,169,415             -    (37,092,000)     51,083,000

Quasi Reorganization....        -        -    (59,599,000)            -     37,092,000     (22,507,000)

Excess of additional
  pension liability
  over unrecognized
  prior service cost,
  net of tax benefit....        -        -              -    (1,101,000)             -      (1,101,000)

Income applicable to
  common shareholders...        -        -              -             -      6,415,000       6,415,000
                          -------   ------   ------------   -----------   ------------    ------------

Balance, October 31,
  1993..................    5,585        -     28,570,415    (1,101,000)     6,415,000      33,890,000

Adjustments to Quasi
  Reorganization........       30        -     (1,993,660)            -              -      (1,993,630)

Adjustments to pension
  liability over prior
  service cost..........        -        -              -       575,000              -         575,000

Incentive stock
  options exercised.....        4        -         25,626             -              -          25,630

Income applicable to
  common shareholders...        -        -              -             -      3,339,000       3,339,000
                          -------   ------   ------------   -----------   ------------    ------------

Balance, October 30,
  1994..................  $ 5,619    $   -   $ 26,602,381   $  (526,000)  $  9,754,000    $ 35,836,000
                          =======   ======   ============   ===========   ============    ============

See notes to financial statements.

FORSTMANN & COMPANY, INC.
- --------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS FOR THE FIFTY-TWO WEEKS
ENDED OCTOBER 30, 1994 AND OCTOBER 31, 1993 AND
THE FIFTY-THREE WEEKS ENDED NOVEMBER 1, 1992

1.  LINES OF BUSINESS

  Forstmann & Company, Inc. (the "Company") designs, manufactures and markets woolen, worsted and other fabrics primarily used in the production of brand name and private label apparel for men and women, as well as specialty fabrics for use in billiard and gaming tables, sports caps and career uniforms. A majority (50.4%) of the Company's common stock is owned by Odyssey Partners, L.P. ("Odyssey").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year - The Company has adopted a fiscal year ending on the Sunday nearest to October 31. The fiscal years ended October 30, 1994 and October 31, 1993 comprise fifty-two weeks ("Fiscal Year 1994" and "Fiscal Year 1993", respectively), whereas the fiscal year ended November 1, 1992 comprises fifty-three weeks ("Fiscal Year 1992").

  Revenue Recognition - Generally, sales and related costs are recognized when goods are sold and then shipped to the Company's customers. A portion of such sales is made on extended terms of up to 240 days. At October 30, 1994, $8.2 million of sales made on extended terms were included in accounts receivable under terms of specific sales.

  When customers, under the terms of specific orders, request that the Company manufacture, invoice and ship goods on a bill and hold basis, the Company recognizes revenue based on the completion date required in the order and actual completion of the manufacturing process. Accounts receivable included bill and hold receivables of $19.4 million at October 30, 1994 and $15.9 million at October 31, 1993.

  None of the Company's customers accounts for 10% or more of the Company's revenues.

  Allowance for Uncollectible Accounts - Based on a review and assessment of the collectibility of aged balances included in accounts receivable, the Company establishes a specific allowance for uncollectible accounts. Additionally, the Company establishes a general allowance for uncollectible accounts based, in part, on historical trends and the state of the economy and its effect on the Company's customers. The Company also establishes allowances for estimated sales returns. The Company grants credit to certain customers, most of which are companies in apparel industries, which industries generally have experienced an economic downturn. The ability of such customers to honor their debts is somewhat dependent upon the apparel business sector. No individual customer's accounts receivable balance exceeded 7% of gross accounts receivable at October 30, 1994.

  Inventories - Inventories are stated at the lower of cost, determined principally by the last-in, first-out ("LIFO") method, or market.

  Property, Plant and Equipment - Property, plant and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the lease terms of certain capital lease assets. For income tax purposes, accelerated methods of depreciation are used. Maintenance and repairs are charged to income, and renewals or betterments are capitalized.

  Deferred Financing Costs - Costs incurred to obtain financing are included as other assets and amortized using the straight-line method over the expected maturities of the related debt.

  Computer Information Systems - Costs directly associated with the initial purchase, development and implementation of computer information systems are deferred and included as other assets. Such costs are amortized on a straight-line basis over the expected useful life of the systems, principally five years. Ongoing maintenance costs of computer information systems are expensed.

  Environmental Remediation Liabilities - The Company recognizes environmental remediation liabilities when a loss is probable and can be reasonably estimated. Estimates are developed in consultation with environmental consultants and legal counsel and are periodically revised based on expenditures against established reserves and the availability of additional information. Such liabilities are included on the balance sheet as accrued liabilities.

  Earnings Per Share - The computations of per share information for Fiscal Years 1994 and 1993 are based on actual shares outstanding during the years and on actual income applicable to common shareholders. Shares issuable upon the exercise of employee stock options do not have a material dilutive effect on earnings per share for the periods presented. The computation of per share information for Fiscal Year 1992 gives effect to (a) the 1992 Recapitalization (hereinafter defined, see Note 14) and (b) elimination of the income tax provision (benefit) arising from the ownership change for federal income tax purposes which is more fully described in Note 9, as if such transactions occurred at the beginning of Fiscal Year 1992 and as if such transactions were effected as a recapitalization of the Company.

  New Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," establishes accounting standards for employers that provide benefits to former or inactive employees after employment but before retirement and is effective for fiscal years beginning after December 15, 1993. The Company expects that there will be no material effect upon implementing SFAS No. 112 on its financial position or results of operations.

  Reclassifications - Certain prior years' financial statement balances have been reclassified to conform with the current year's presentations.

3.    INVENTORIES

  Inventories consist of the following at October 30, 1994 and October 31, 1993 (in thousands):

                                                     1994      1993
                                                   --------  --------
               Raw materials and supplies........  $ 9,873   $18,073
               Work-in-process...................   53,730    45,165
               Finished products.................   15,471    15,601
               Less market reserves..............   (2,193)   (1,903)
                                                   -------   -------
                    Total........................   76,881    76,936
               Difference between LIFO carrying
                 value and current replacement
                 cost............................    2,558    (1,565)
                                                   -------   -------

               Current replacement cost..........  $79,437   $75,371
                                                   =======   =======

  Although current replacement cost for inventories at October 31, 1993 was less than LIFO carrying value, the Company's management believed that the carrying value would be recovered through future sales which would yield normal profit margins.

4.  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following at October 30, 1994 and October 31, 1993 (in thousands):

                                                      1994       1993
                                                    ---------  --------
               Land...............................  $  1,100   $ 1,100
               Buildings..........................    16,382    15,016
               Machinery and equipment............    78,657    68,406
               Construction in progress...........     3,906     1,598
                                                    --------   -------
                  Total...........................   100,045    86,120
               Less accumulated depreciation and
                 amortization.....................   (20,566)   (9,599)
                                                    --------   -------

                       Net........................  $ 79,479   $76,521
                                                    ========   =======

  Capital lease assets (principally machinery and equipment) at October 30, 1994 and October 31, 1993 was $3,799,000 and $3,077,000, respectively. Accumulated amortization related to such capital lease assets at October 30, 1994 and October 31, 1993 was $1,278,000 and $587,000, respectively.

  Depreciation expense and amortization of capital lease assets was $11,945,000 for Fiscal Year 1994, $9,685,000 for Fiscal Year 1993 and $10,007,000 for Fiscal Year 1992.

  The Company recognized a $963,000 loss from disposal and impairment of machinery and equipment during Fiscal Year 1993 related to the disposal and write-down of idle equipment to reflect its remaining future economic value.

5.    OTHER ASSETS

  Other assets consist of the following at October 30, 1994 and October 31, 1993 (in thousands):

                                                     1994    1993
                                                    ------  ------
               Computer information systems,
                 net of accumulated amortization
                 $2,669,000 and $1,577,000........  $5,896  $5,128

               Deferred financing costs, net of
                 accumulated amortization of
                 $1,512,000 and $629,000..........   2,961   3,024

               Other..............................     119     722
                                                    ------  ------

               Total..............................  $8,976  $8,874
                                                    ======  ======

6.  OTHER ACCRUED LIABILITIES

  Other accrued liabilities consist of the following at October 30, 1994 and October 31, 1993 (in thousands):

                                                  1994          1993
                                                 -------       -------
       Salaries and wages
        (including related payroll
        taxes)...........................        $ 1,314       $ 1,150
       Incentive compensation and ERA's..          1,027         2,070
       Vacation..........................          2,022         1,933
       Employee benefit plans............            834           304
       Interest on long-term debt........            773           648
       Medical insurance premiums........          1,540         1,322
       Environmental remediation.........            589           446
       Dissenters' settlement............            831             -
       Other.............................          3,342         2,237
                                                 -------       -------
         Total...........................        $12,272       $10,110
                                                 =======       =======

7.    LONG-TERM DEBT

  Long-term debt consists of the following at October 30, 1994 and October 31, 1993 (in thousands):

                                                      1994       1993
                                                    ---------  ---------
               Credit Facilities..................  $ 58,696   $ 47,218
               Senior Secured Notes...............    27,000     20,000
               Subordinated Notes.................    56,632     56,632
               Equipment Facilities...............     7,082      8,318
               Capital lease obligations
                 (see Note 11)....................     4,572      1,655
                                                    --------   --------
                   Total..........................   153,982    133,823
               Debt premium - Subordinated Notes..     4,329      5,036
               Current portion of long-term debt..    (2,714)    (2,821)
                                                    --------   --------

                       Long-term debt.............  $155,597   $136,038
                                                    ========   ========


  Credit Facilities - The Company entered into a five-year loan agreement as of October 30, 1992 with General Electric Capital Corporation ("GECC"), as agent and lender, for borrowings up to $100 million (the "GECC Facility"). The GECC Facility provides revolving loans up to a maximum of $85 million (the "Revolving Line of Credit") (which includes a $7.5 million letter of credit facility) and provided a $15 million term loan (the "Original Term Loan"). In January 1995, the GECC Facility was amended, subject to loan availability (as defined), to provide a $7.5 million term loan (the "Term Loan"). On January 23, 1995, the Company borrowed $7.5 million under the Term Loan, the proceeds of which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit.

  The initial borrowings under the GECC Facility were used to repay the outstanding borrowings under the $85 million Senior Secured Revolving Credit Facility between the Company and various lenders (the "Bank Facility") and to secure previously issued letters of credit. The revolving loans under the Bank Facility were payable in full on November 2, 1994. Unamortized deferred financing costs of $1.9 million related to the Bank Facility were written off in Fiscal Year 1992 and such write-off, net of a $0.7 million deferred income tax benefit, was reflected as an extraordinary loss in the Company's statement of operations for Fiscal Year 1992.

  Outstanding borrowings (including outstanding letters of credit) under the Revolving Line of Credit cannot exceed the sum of (1) 85% of eligible accounts receivable (other than bill and hold accounts receivable), (2) the lesser of (a) $10 million, or (b) a percentage (based on aging) of eligible bill and hold accounts receivable, (3) 60% of eligible inventory (other than seconds and samples), and (4) the lesser of (a) $3 million, or (b) 60% of eligible inventory consisting of samples and seconds. The Company's borrowing base is subject to reserves determined by GECC. At October 30, 1994, the Company's loan availability as defined in the GECC Facility, in excess of its outstanding borrowings and letters of credit, was approximately $7.5 million.

  Borrowings under the Revolving Line of Credit bear interest, at the Company's option, at a floating rate (which is based on a defined index rate) or a fixed rate (which is based on LIBOR), payable monthly. The floating rate is 1.5% per annum above the index rate, and the fixed rate is 3.0% per annum above LIBOR. At October 30, 1994, the Revolving Line of Credit bore interest at the fixed rate of 8.25% per annum through December 31, 1994 and was adjusted to 8.98% per annum on January 1, 1995 through January 31, 1995.

  Proceeds from the Company's ordinary operations are applied to reduce the principal amount of borrowings outstanding under the Revolving Line of Credit. Unused portions of the Revolving Line of Credit may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations.

  The Company's obligations under the GECC Facility are secured by liens on substantially all of the Company's assets. The GECC Facility expires in October 1997.

  Subject to certain exceptions, the GECC Facility restricts, among other things, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of certain restricted payments, the making of specified investments, the payment of cash dividends and the making of certain fundamental corporate changes and amendments to the Company's corporate organizational and governance instruments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria, including minimum tangible net worth levels, interest coverage, fixed charge and current ratios, minimum EBITDA levels, maximum leverage ratios, inventory and accounts receivable turnover ratios and maximum capital expenditure levels.

  The Company pays GECC, for the account of each of the lenders party to the GECC Facility, a fee of 0.5% per annum on the average daily unused portion of the Revolving Line of Credit. In addition, the Company pays GECC, for its own account, an agency fee of $150,000 per annum and certain fees in connection with extending and making available letters of credit.

  Senior Secured Notes - On April 5, 1993, the Company issued an aggregate of $20 million Senior Secured Floating Rate Notes and on March 30, 1994, the Company issued an aggregate of $10 million Senior Secured Floating Rate Notes, all of which are due October 30, 1997 (collectively the "Senior Secured Notes"). The proceeds from the sale of the Senior Secured Notes were used to repay the Original Term Loan and to reduce outstanding borrowings under the Revolving Line of Credit.

  Borrowings under the Senior Secured Notes bear interest, at the Company's option, at a floating rate (which is based on the prime lending rate, as defined) or a fixed rate (which is based on LIBOR), payable quarterly. The floating rate is 1.75% per annum above the prime lending rate, as defined, and the fixed rate is 3.25% per annum above LIBOR. The Senior Secured Notes bear interest at the fixed rate of 8.94% per annum from October 30, 1994 through January 31, 1995.

  The Senior Secured Notes require principal payments of $4.0 million on October 31, 1995, $5.0 million on October 31, 1996 and a final payment of the unpaid principal balance on October 30, 1997. The Company may redeem, on any interest payment date, all or any portion of the Senior Secured Notes at a redemption price of 100% of the principal amount to be redeemed.

  In addition, under the Indenture to the Senior Secured Notes (the "Senior Secured Notes Indenture"), the net proceeds from the sale or other disposition by the Company of assets (excluding, among other things, the sales of inventory in the ordinary course of business and dispositions of equipment which are in excess of permitted sales of equipment, whereby the proceeds of such sales are used to purchase permitted assets) are required to be deposited with the Senior Secured Notes Indenture trustee. If the net proceeds deposited with the trustee aggregates $1.0 million in excess of the amount of such proceeds which will be reinvested within twelve months of deposit with the trustee, the Company is required to make an offer to redeem an applicable portion of the Senior Secured Notes. As of October 30, 1994, under the terms of the Senior Secured Notes Indenture, the Company had not deposited any net proceeds with the trustee.

  The Company's obligations under the Senior Secured Notes are secured by liens on substantially all of the Company's assets. The Senior Secured Notes Indenture contains restrictions similar to that of the GECC Facility. Further, the Senior Secured Notes Indenture requires the Company to satisfy, among other things, certain financial performance criteria, including minimum adjusted tangible net worth levels, fixed charge and interest coverage ratios and minimum EBITDA levels. Generally, such financial performance criteria are less stringent than similar financial performance criteria required by the GECC Facility.

  Subordinated Notes - On April 20, 1989, through an underwritten public offering, the Company sold $100 million of 14-3/4% Senior Subordinated Notes due

April 15, 1999 (the "14-3/4% Notes") (effective rate 15%). In connection with a recapitalization of the Company in 1990 (the "1990 Recapitalization"), the Company amended the Indenture to the 14-3/4% Notes (the "Subordinated Notes Indenture") and holders of 95.735% of the outstanding 14-3/4% Notes agreed to a reduction in the interest rate payable on such 14-3/4% Notes to 6% per annum for the period commencing October 16, 1990 through October 15, 1992 by accepting Split Coupon Redeemable Amended Senior Subordinated Notes (the "Split Coupon Notes") in exchange for the 14-3/4% Notes. The Company issued additional Split Coupon Notes under the Subordinated Notes Indenture with a face value of $2,872,050 on November 19, 1990 in settlement of $2,273,706 of interest due to certain holders of the 14-3/4% Notes on October 15, 1990. The interest rate reduction and issuance of additional notes in lieu of cash reduced the effective interest rate on the outstanding 14-3/4% Notes and Split Coupon Notes (collectively the "Subordinated Notes") to 12.35% per annum.

  The Subordinated Notes are subordinated to all existing and future senior indebtedness (as defined) of the Company. The Subordinated Notes Indenture limits, subject to certain financial tests, the incurrence of additional senior indebtedness and prohibits the incurrence of any indebtedness senior to the Subordinated Notes that is subordinated to the Company's then existing senior indebtedness. The Subordinated Notes Indenture contains restrictions relating to payment of dividends, the repurchase of capital stock and the making of certain other restricted payments, certain transactions with affiliates and subsidiaries, and certain mergers, consolidations and sales of assets. In addition, the Subordinated Notes Indenture requires the Company to make an offer to purchase (1) a portion of the Subordinated Notes if (a) the Company's adjusted tangible net worth (as defined) falls below $15 million at the end of any two consecutive fiscal quarters or (b) the Company consummates an asset sale (as defined) at certain times or (2) all of the Subordinated Notes if a change of control (as defined) occurs.

  In connection with the Exchange Offer (hereinafter defined, see Note 14), the Company acquired, and did not retire or cancel, $46,240,100 aggregate face amount of the Subordinated Notes. The Company used $2,875,000 of such Subordinated Notes to satisfy the January 31, 1993 mandatory redemption required in the Subordinated Notes Indenture. The Company is required to redeem on April 15, 1998, $50.0 million of the aggregate face amount of the Subordinated Notes at a redemption price equal to par, plus accrued interest to the redemption date. The remaining Subordinated Notes are due on April 15, 1999. The Company may use the remaining $43,365,100 of the 14-3/4% Notes acquired in the Exchange Offer to satisfy partially the April 15, 1998 mandatory redemption required in the Subordinated Notes Indenture.

  As a result of the Exchange Offer, the effective interest rate on the outstanding Subordinated Notes increased from 12.35% to 12.55% per annum. Subsequently, as a result of the Quasi Reorganization (hereinafter defined, see
Note 14), the Subordinated Notes were fair valued, which, for financial reporting purposes, resulted in the elimination of the previously existing deferred interest payable and debt discount, the creation of a debt premium of $5,663,000 and a decrease in the effective interest rate on the outstanding Subordinated Notes to 12.43% per annum.

  Equipment Facilities - The Company is a party to a loan and security agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") which provides financing for the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. Pursuant to the CIT Equipment Facility, commencing on December 27, 1991 and through December 31, 1992, the Company borrowed an aggregate of $4,502,948 at interest rates ranging from 7.86% to 8.61% per annum.

  On August 2, 1993, the CIT Equipment Facility was amended to permit up to four additional loans not to exceed an aggregate of $6.0 million with the commitment period ending on January 31, 1994. Through October 30, 1994, the Company borrowed an aggregate of $5,964,327 at interest rates ranging from 7.36% to 7.75% per annum. At October 30, 1994, an aggregate of $7,082,000 was outstanding under the CIT Equipment Facility. On December 22, 1994, the CIT Equipment Facility was further amended to permit up to two additional loans not to exceed an aggregate of $5.0 million with the commitment period ending on July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%. The interest rate on the remaining loan available under the CIT Equipment Facility is fixed at the Treasury Rate (as defined) plus 287 basis points.

  Each loan under the CIT Equipment Facility is a five-year purchase money loan, secured by a first (and only) perfected security interest in the equipment, and is payable in 60 consecutive installments of principal plus interest, payable monthly in arrears.

  The Company may prepay all, but not less than all, of its loans under the CIT Equipment Facility after July 1995, at a premium of 400 basis points, declining ratably over the remaining loan term. The Company is required to provide CIT with an irrevocable letter of credit in an amount equal to 25% of the original principal amount of each additional loan made under the $6.0 million amendment which requirement terminates on January 31, 1996 or thereafter.

  Aggregate Maturities - At October 30, 1994, aggregate long-term debt maturities excluding capital lease obligations (see Note 11), are as follows (in thousands):

               Fiscal Year     Amount
               -----------    --------
               1995.........  $  1,714
               1996.........    11,073
               1997.........    78,659
               1998.........     7,881
               1999.........    50,083
               Thereafter...         -
                              --------

                  Total.....  $149,410
                              ========

8.  REDEEMABLE PREFERRED STOCK

  The Company's senior preferred stock, with a dividend rate of 5% per annum, is non-voting, except in limited circumstances, and ranks senior to any subsequently issued class or series of preferred stock. The Company is prohibited from paying cash dividends on the senior preferred stock under its existing financial arrangements (see Note 7), except that the Company may, at its option, pay such dividends through the issuance of additional shares of senior preferred stock with an aggregate liquidation preference equal to the dollar value of the required dividend. The senior preferred stock, plus accumulated unpaid dividends, is mandatorily redeemable on December 15, 2010 (and earlier under certain circumstances upon a change in control (as defined)) at a price equal to the liquidation preference thereof.

  As a result of the Company effecting the Quasi Reorganization, the senior preferred stock was fair valued, resulting in a decrease in the carrying value of $2,944,000, which is being accreted to redemption value. The fair valuation resulted in an effective dividend rate of 10.11% per annum.

9.  INCOME TAXES

  At the beginning of Fiscal Year 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." This statement supersedes SFAS No. 96, "Accounting for Income Taxes," which the Company adopted in fiscal year 1988. The adoption of SFAS No. 109 did not have an effect on the Company's results of operations for Fiscal Year 1993.

  The provision for income taxes, exclusive of the amounts related to extraordinary items, is as follows (in thousands):

               1994    1993    1992
              ------  ------  ------
  Current...  $1,759  $  624  $  282
  Deferred..     572   3,621   5,408
              ------  ------  ------

    Total...  $2,331  $4,245  $5,690
              ======  ======  ======

  The Company's statutory rate, including state income taxes (net of federal benefit), for Fiscal Years 1994, 1993 and 1992 was 39.5%, 38.5% and 38.0%,
respectively. The Company's effective rate rose to 38.5% in Fiscal Year 1993 due to a change in the tax status of the Company. The Company's effective rate rose to 39.5% in Fiscal Year 1994 due to the Omnibus Budget Reconciliation Act of 1993 which increased the corporate income tax rate from 34% to 35% for taxable income in excess of $10.0 million, as well as made certain other changes to the corporate tax law.

  A reconciliation between federal income taxes at the statutory rate and the Company's income tax provision is as follows:

                                          1994    1993    1992
                                         ------  ------  -------
  Federal statutory tax rate...........  35.00%  34.00%   34.00%
  State income taxes, net of federal
   benefit.............................   4.50    4.50     4.00
  Recapture of prior net operating
   losses..............................      -       -   146.28
  Tax credits recapture................      -       -     8.36
  Benefit of built-in gain recognized..      -       -   (45.74)
  Other................................    .01     .56      .35
                                         -----   -----   ------
  Income tax provision.................  39.51%  39.06%  147.25%
                                         =====   =====   ======

  At October 30, 1994, the Company had cumulative net operating loss carryforwards for federal income tax purposes of $15.5 million, of which $7.4 million is available to offset future taxable income as discussed below. For federal income tax purposes, net operating loss carryforwards begin to expire in the year 2002.

  As a result of the 1992 Recapitalization, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). This ownership change limits the Company's ability to utilize its net operating loss carryforwards. During Fiscal Year 1992, the Company recorded a non-cash deferred income tax provision of $6.0 million to reflect the recapture of previously recognized benefits of the Company's losses and credits incurred in prior years. Reducing the $6.0 million non-cash charge for Fiscal Year 1992 was a $1.8 million permanent income tax benefit resulting from certain events that occurred subsequent to the ownership change, which will enable the Company to utilize a portion of its net operating loss carryforwards existing prior to the ownership change.

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability at October 30, 1994 and October 31, 1993 are as follows (in thousands):

                                                      1994       1993
                                                    --------   ---------
     Deferred tax liabilities:

           Differences between book and tax
             basis of property, plant and
             equipment............................  $  9,922   $ 10,724
           Inventories............................         -      1,548
           Deferred interest payable..............     1,742      2,034
           Other..................................       379        196
                                                    --------   --------

             Total................................    12,043     14,502
                                                    --------   --------

     Deferred tax assets:

           Operating loss carryforwards...........    (6,126)    (8,597)
           Alternative minimum tax carryforwards..      (516)      (906)
           Allowance for uncollectible accounts...      (830)    (1,108)
           Inventories............................      (800)         -
           Long-term debt.........................    (1,710)    (1,989)
           Other..................................    (3,650)    (4,304)
                                                    --------   --------

             Total................................   (13,632)   (16,904)

           Valuation allowance....................     3,566      3,566
                                                    --------   --------
             Net deferred tax liability...........  $  1,977   $  1,164
                                                    ========   ========

  To the extent that the book basis of the Company's assets and liabilities was adjusted in the Quasi Reorganization, the Company adjusted its deferred tax assets and liabilities pursuant to the principles of quasi-reorganization accounting.

  The valuation allowance relates to operating loss carryforwards incurred prior to the Company's Quasi Reorganization that were charged to expense in Fiscal Year 1992 at the time of the ownership change for federal income tax purposes which resulted from the 1992 Recapitalization. Certain future events may result in such benefits being utilized in the Company's future income tax returns, which the Company will record as a reduction in the valuation allowance and, in accordance with the principles of quasi-reorganization accounting, a credit to additional paid-in-capital.

10.  EMPLOYEE BENEFIT PLANS

  The Company has established and presently maintains qualified pension plans and qualified and non-qualified profit sharing and savings plans covering eligible hourly and salaried employees. The qualified noncontributory defined benefit pension plans cover substantially all salaried and hourly employees.

  Pension plan assets consist primarily of common stocks, bonds and United States government securities. The plans provide pension benefits that are determined by years of service and for salaried plan participants are based on the plan participants' average compensation for the last five years of service and for hourly plan participants are based on the plan's applicable hourly rate for each specific participant's year of service. The Company's funding policy is to make the annual contribution required by applicable regulations and recommended by its actuary.

  Net periodic pension cost for the periods indicated include the following components at October 30, 1994, October 31, 1993 and November 1, 1992,
(in thousands, except assumption percentages):

                                    1994                 1993                 1992
                             -------------------  -------------------  -------------------
                              Hourly   Salaried    Hourly   Salaried    Hourly   Salaried
                             Pension    Pension   Pension    Pension   Pension    Pension
                               Plan      Plan       Plan      Plan       Plan      Plan
                             --------  ---------  --------  ---------  --------  ---------
  Service cost.............    $ 568      $ 878     $ 413      $ 563     $ 367      $ 524
  Interest cost............      532        476       463        379       402        356
  Return on plan assets....     (390)      (356)     (393)      (339)     (355)      (270)
                               -----      -----     -----      -----     -----      -----
  Net periodic pension
    cost...................    $ 710      $ 998     $ 483      $ 603     $ 414      $ 610
                               =====      =====     =====      =====     =====      =====

  Assumptions used in
    the accounting are:

  Discount rates...........     8.75%      8.75%     7.00%      7.00%     8.75%      8.75%
  Rate of increase in
    compensation levels....        -       5.50%        -       5.50%        -       5.50%
  Expected long-term rate
    of return on assets....     8.00%      8.00%     8.00%      8.00%     8.00%      8.00%

  The following schedule sets forth the funded status of the hourly and salaried pension plans and the plan assets (accrued pension costs) included in the Company's balance sheets at October 30, 1994 and October 31, 1993,
(in thousands):


                                          1994                 1993
                                   -------------------  -------------------
                                    Hourly   Salaried    Hourly   Salaried
                                   Pension    Pension   Pension    Pension
                                     Plan      Plan       Plan      Plan
                                   --------  ---------  --------  ---------
  Actuarial present value
    of pension obligation:
     Vested......................  $(6,184)   $(4,945)  $(6,806)   $(4,643)
     Nonvested...................     (617)      (327)     (661)      (395)
                                   -------    -------   -------    -------

 Accumulated benefit obligation..   (6,801)    (5,272)   (7,467)    (5,038)
  Effects of projected future
    compensation levels..........        -       (907)        -     (1,494)
                                   -------    -------   -------    -------

  Projected benefit obligation...   (6,801)    (6,179)   (7,467)    (6,532)
  Plan assets at fair value......    6,224      5,325     6,001      4,920
  Unrecognized net loss (gain)...      943       (242)    1,883        954
                                   -------    -------   -------    -------
  Plan assets (accrued pension
    costs) included in balance
    sheet........................  $   366    $(1,096)  $   417    $  (658)
                                   =======    =======   =======    =======

  The Company's assumed discount rate ("discount rate") used to measure the accumulated benefit obligation for its hourly and salaried pension plans under SFAS No. 87, "Employers' Accounting for Pensions," as of the end of Fiscal Year 1994 was increased from 7.00% to 8.75% based on the composition of the accumulated benefit obligation and current economic conditions. As of the end of Fiscal Year 1993 the discount rate was lowered from 8.75% to 7.00% based on then prevailing economic conditions. The Company's hourly pension plan benefit obligation exceeds the plan assets at fair value at the end of Fiscal Year 1994 by $577,000. During Fiscal Year 1994, the Company reduced its accrued additional pension liability in excess of accumulated benefit obligation from $1,900,000 to $943,000 and reduced the $1,101,000 excess of additional pension liability over unrecognized prior service cost, net of $719,000 deferred tax benefit charged to shareholders' equity at the end of Fiscal Year 1993 to $526,000, net of $343,000 deferred tax benefit.

  The Company has a qualified salaried employees' savings, investment and profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Qualified Plan"). The Company has adopted a non-qualified salaried employees' savings, investment and profit sharing plan covering certain employees not covered under the Qualified Plan.

  On September 18, 1992, the Company adopted the Forstmann & Company, Inc. Common Stock Incentive Plan, as subsequently amended (the "Option Plan"), for key employees of the Company, pursuant to which 450,000 shares of common stock were reserved for issuance by the Company. On March 30, 1994, the Company's shareholders increased the number of shares reserved for issuance by the Company under the Option Plan to 700,000. Options granted under the Option Plan may be either incentive stock options ("ISOs"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs").

  The Compensation Committee of the Company's Board of Directors may grant under the Option Plan (1) ISOs at an exercise price per share which is not less than the fair market value (as defined) of the common stock at the date of grant and
(2) NSOs at an exercise price not less than $.001 per share. The Option Plan further provides that the maximum period in which options may be exercised will be determined by the Compensation Committee, except that ISOs may not be exercised after the expiration of ten years from the date of grant (five years in the case of an optionee who is a 10% shareholder). The Option Plan requires that ISOs terminate on the date the optionee's employment with the Company terminates, except in the case of death, disability, termination of employment without cause or a change of control (as defined) of the Company, as determined by the Compensation Committee. Options are non-transferable, except by will or by the laws of descent and distribution, and may be exercised upon the payment of the option price in cash or any other form of consideration acceptable to the Compensation Committee.

  The following summarizes stock option activity:

                                        1994          1993
                                    ------------  ------------
Shares under option at beginning
  of fiscal year..................      247,300       115,000
Granted...........................            -       137,800
Exercised.........................       (3,797)            -
Terminated........................       (2,235)       (5,500)
                                    -----------   -----------
Shares under option at end of
  fiscal year.....................      241,268       247,300
                                    ===========   ===========
Options exercisable at end of
  fiscal year.....................      158,928             -
                                    ===========   ===========
Options available for future
  grant...........................      454,935       202,700
                                    ===========   ===========

Option prices per share:
Granted...........................  $         -   $      6.75
Exercised.........................  $      6.75   $         -
Outstanding at end of
  fiscal year.....................  $6.75-$9.00   $6.75-$9.00

  On December 8, 1994, an additional 39,197 of the ISOs granted at an exercise price of $6.75 per share became exercisable. On January 6, 1995, the Compensation Committee granted an aggregate of 225,000 ISOs to 14 management level employees of the Company at an exercise price of $8.50 per share.

  Five senior officers of the Company were granted equity referenced deferred incentive awards ("ERAs") on March 4, 1992, which generally vest three years after grant and are exercisable only if, after vesting, the Company's common stock maintains a market price of at least $9.00 per share for a continuous period of 30 days provided that such event occurs before March 4, 1998. Upon exercise, the ERAs have a value of $9.00, multiplied by the number of shares covered by the senior officer's ISOs, thus permitting the officers to be reimbursed, on a pre-tax basis, for the exercise price of their ISOs. The senior officers will be entitled to exercise their ERAs even if they determine not to exercise their ISOs. At October 30, 1994, $919,000 had been accrued in connection with the ERAs.

  On December 8, 1992, the Compensation Committee approved a supplemental retirement benefit plan (the "SERP") to provide additional retirement benefits to senior officers of the Company. The SERP provides supplemental retirement income benefits, supplemental welfare benefit coverage and death benefits to senior officers who have been selected by the Compensation Committee. The level of benefits a participant may receive depends upon the participant's accrued or projected benefits under the Company's tax-qualified pension plan, the participant's length of service with the Company and the circumstances under which the participant retires. If a participant is terminated from employment without cause or after a change in control (as defined), the participant will receive the same benefits which would have been provided by the SERP if the participant continued in the Company's employ until age 62. As of October 30, 1994, $55,000 of contributions have been made to the SERP. During Fiscal Years 1994 and 1993, $128,000 and $64,000, respectively, was expensed in connection with the SERP.

11.  COMMITMENTS AND CONTINGENCIES

  Lease Commitments - Aggregate future minimum lease commitments under operating leases and capital leases with an initial or remaining non-cancellable term in excess of one year, together with the present value of the minimum capital lease payments at October 30, 1994, are as follows (in thousands):

                                                Operating  Capital
      Fiscal Year                                Leases    Leases
      -----------                               ---------  -------
        1995..................................     $2,376   $1,374
        1996..................................      2,212    1,333
        1997..................................        672    1,046
        1998..................................        517      924
        1999..................................        320      922
        Thereafter............................        413       56
                                                   ------   ------
        Total minimum lease payments..........     $6,510   $5,655
                                                   ======

           Less amount representing interest..               1,083
                                                            ------
           Present value of minimum lease
             payments.........................               4,572
           Less current portion of capital
             lease obligations................               1,000
                                                            ------
           Long-term portion of capital
             lease obligations................              $3,572
                                                            ======

  Rental expense under operating leases was $2.2 million for Fiscal Year 1994 and Fiscal Year 1993 and $2.4 million for Fiscal Year 1992.

  License & Royalty Agreements - In July 1992, the Company formed its Forstmann International division and entered into a licensing, technical information and consulting arrangement with Compagnia Tessile, S.p.A., an Italian corporation, and its affiliate (collectively "Carpini/TM/"). Under the arrangement, the Company has the exclusive right to manufacture "Carpini/TM/ USA for Forstmann International" fabrics for women's and men's apparel for distribution and sale in the United States, Canada and Mexico for an initial period through December 31, 1997. The Company also has the right to acquire certain technical information. In consideration of the licensing and consulting arrangement, the Company has agreed to pay Carpini an annual royalty and guaranteed minimum fee as follows (in thousands):

     Fiscal Year       Amount
     -----------       ------
         1995........  $  458
         1996........     738
         1997........   1,325
         1998........     522


  Additionally, the Company is required to pay Carpini a sales fee equal to five percent (5%) of annual net sales of "Carpini USA" fabrics, after deducting the annual guaranteed minimum fee. Further, the arrangement permits the Company to purchase certain fabrics manufactured by Carpini which can be resold by the Company in the United States and Canada.

  Purchase Commitments - In the ordinary course of business, the Company has significant purchase orders for raw wool outstanding, which generally require the placement of an order six to nine months prior to delivery. Additionally, at October 30, 1994 the Company had outstanding commitments to purchase machinery and equipment with an approximate value of $8.5 million.

  Letters of Credit - At October 30, 1994, the Company had outstanding letters of credit aggregating $2,959,372.

  Litigation - The Company is a party to legal actions arising out of the ordinary course of business. In the opinion of management, after consultation with counsel, the resolution of these claims will not have a material adverse effect on the financial position or results of operations of the Company.

  Environmental - By the nature of its operations, the Company is subject to various governmental environmental regulations and occasionally has been subject to proceedings and orders pertaining to emissions into the environment. As part of its completion of the identification and valuation of the assets acquired and liabilities assumed in connection with the acquisition of the Company on December 13, 1988, the Company accrued $1.9 million for environmental matters based on the Company's estimate at that time that it would incur between $1.9 million and $3.5 million in costs to remove excess wastes accidentally released into the environment, to upgrade existing waste facilities and to monitor chemical levels in the groundwater.

  Pursuant to the Georgia Hazardous Site Response Act (the "Response Act"), property owners in Georgia were required to notify the Environmental Protection Division of the Georgia Department of Natural Resources (the "GDNR") of known releases of regulated substances on their properties above certain levels by March 22, 1994. Pursuant to the Response Act, the Company notified the GDNR of two historical releases at the Company's Dublin, Georgia facility, one relating to the presence of trichloroethylene at the site and one relating to another constituent near the southern property boundary. Based upon the Company's March 1994 notification, the GDNR has determined that a release exceeding a reportable quantity has occurred at the site. As a result, the site has been listed on the Georgia Hazardous Site Inventory ("HSI"), which currently consists of 277 other sites. The Company has also recently notified the GDNR of another possible release near the western property boundary of the Dublin facility, asserting vigorously that this release should not be listed on the HSI. This release was identified by the Company through the sampling procedures in connection with the Company's Environmental Plan. The GDNR intends to evaluate most of the sites on the HSI to determine which sites need corrective action. The GDNR has finalized procedures for determining corrective action levels under the Response Act. In January 1995, the GDNR notified the Company that it is a Responsible Party for the site, and has informed the Company that, pursuant to the Response Act, the Company is required to submit a compliance status report and compliance status certification with respect to the site by June 30, 1995. The GDNR has also informed the Company of its obligation to identify all other potentially responsible parties, and, in compliance therewith, the Company plans to identify the prior owner and operator of the Dublin facility.

  Based on an environmental remediation plan that the Company submitted to the GDNR in May 1992 for investigation and remediation of groundwater, and additional soil and groundwater sampling (the "Environmental Plan"), and on advice of outside environmental consultants, the Company estimated that the remaining costs associated with the Environmental Plan as of October 30, 1994 was $589,000 and such amount was accordingly reflected in the Company's financial statements at that date. The Company believes that, based on its review as described above, costs incurred to date and after meetings with counsel and engineering specialists, no material liability, in addition to amounts already recorded by the Company, will result from these matters. However, depending upon how the GDNR will implement its new corrective action regulations, the remedial expenditures required, in the aggregate, could be material.

  Dissenters' Proceeding - As required under Georgia Statute O.C.G.A. (S) 14-2-1330, the Company commenced, on July 10, 1992, a civil action against:
Resolution Trust Corporation as receiver for Columbia Savings & Loan Association, F.A. (the "RTC"); James E. Kjorlien; Gary M. Smith; Grace Brothers, Ltd.; The Henley Group; Randall D. Smith, Jeffrey A. Smith and Russell B. Smith, as Trustees for Lake Trust dtd 9/4/91; (the "Non-RTC defendants") and the record owners of the shares of the Non-RTC defendants (the "Dissenters' Proceeding"). The RTC and Non-RTC defendants were record owners or beneficial holders of an aggregate of 1,473,562 shares of the Company's then existing voting and non-voting common stock who dissented (the "Pre-Merger Stock") from the Merger (hereinafter defined, see Note 14). Under Georgia law, holders of the outstanding shares of Pre-Merger Stock who were deemed to have dissented from the Merger became entitled to payment of the "fair value" of their Pre-Merger Stock, determined as of a time immediately before consummation of the Merger plus interest on that amount from the date of the Merger.

  In September 1994, the Company settled the claims of the RTC in exchange for payment by the Company of $475,000 and the issuance of 30,000 shares of the Company's common stock. In December 1994, in settlement of the remaining claims, the Company paid the Non-RTC defendants $365,000. The action has been dismissed and no claims remain pending in the Dissenters' Proceeding. Total costs of $1,788,000, including legal fees to settle the Dissenters' Proceeding, were charged to additional paid-in capital during Fiscal Year 1994 in accordance with the principles of quasi-reorganization accounting (see Note 14).

12.  PRO FORMA INCOME AND INCOME PER SHARE (UNAUDITED)

  The following information for Fiscal Year 1992 gives effect to (a) the 1992 Recapitalization (see Note 14) and (b) the elimination of the income tax provision, net of benefit, arising from the ownership change for federal income tax purposes which is more fully described in Note 9, as if such transactions occurred at the beginning of Fiscal Year 1992 and as if such transactions were affected as a recapitalization of the Company (in thousands):

                                                  1992
                                               -----------
     Loss before extraordinary loss,
       as reported...........................  $   (1,826)
     Reduction in interest expense...........       1,985
     Income tax provision on the reduction
       in interest expense...................        (754)
     Elimination of income tax provision,
       net of benefit, related to ownership
         change..............................       4,222
     Preferred stock in-kind dividends.......        (240)
                                               ----------
     Pro forma income applicable to common
       shareholders..........................  $    3,387
                                               ==========

     Pro forma income per share applicable
       to common shareholders................        $.61
                                               ==========

     Pro forma common shares outstanding.....  $5,585,014
                                               ==========

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount and estimated fair value of the Company's financial instruments at October 30, 1994 are as follows (in thousands):

                                             Carrying  Estimated
                                              Amount   Fair Value
                                             --------  ----------
     Assets:
       Cash................................  $     49    $     49
       Accounts receivable.................    57,089      57,089

     Liabilities:
       Accounts payable....................    13,153      13,153
       Long-term debt (other than capital..
         lease obligations)................   153,739     153,185
       Senior preferred stock..............     2,425       2,097

  Considerable judgement is required in developing the estimates of fair value presented herein. Accordingly, these estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  Cash, accounts receivable, notes receivable and accounts payable - The carrying amount of these items is a reasonable estimate of their fair value.

  Long-term debt (other than capital lease obligations) - Based upon the nature of the Company's Revolving Line of Credit and Senior Secured Notes, the Company believes its carrying amount approximates fair value. The Company's Subordinated Notes are publicly traded on occasion, and the fair value is based on estimates of market value for instruments with similar terms and remaining maturities. Interest rates that are currently available to the Company for issuance of fixed rate debt with similar terms and remaining maturities are used to estimate the fair value of the Company's Equipment Facilities.

  Senior preferred stock - The discounted cash flow of the senior preferred stock based on estimates of market requirements for instruments with similar terms and remaining maturities as provided by a third-party financial institution is used to estimate the fair value of the Company's senior preferred stock.

14.  RECAPITALIZATION AND QUASI REORGANIZATION

  Recapitalization - During Fiscal Year 1992, the Company completed a restructuring and recapitalization (the "1992 Recapitalization") whereby the Company (a) merged with an affiliated company (the "Merger"), which resulted in each issued and outstanding share of the Company's common stock and non-voting common stock prior to the Merger (except with respect to the Pre-Merger Stock) being converted into 1/2,172 of an identical share of common stock of the Company without any payment or other consideration in respect thereof (the "Reverse Stock Split"), (b) accepted $46,240,100 aggregate face amount of the Split Coupon Notes in exchange for $19,596,758 cash and 2,420,904 unregistered shares of the Company's common stock (the "Exchange Offer"), (c) completed an initial public offering and sold 2,750,000 shares of common stock at $8.37 net per share (the "Public Offering"), and (d) received from Odyssey $3,712,500 of the cash consideration Odyssey had received in the Exchange Offer as the purchase price for 412,500 unregistered shares of the Company's common stock.

  Quasi Reorganization - The Company, with approval from its Board of Directors, revalued its assets and liabilities to fair value as of the beginning of Fiscal Year 1993 pursuant to the principles of quasi-reorganization accounting (the "Quasi Reorganization"), which is a voluntary accounting procedure that permits an entity which has emerged from previous financial difficulty to restate its accounts to estimated fair values and to eliminate its retained deficit against additional paid-in capital. The Quasi Reorganization fair value adjustments recorded during Fiscal Year 1993 resulted in a write-down of the Company's net assets of $22,507,000 that was charged to the Company's retained deficit account. The assets and liabilities principally affected by the fair value adjustments and the amounts of such adjustments are as follows (in thousands):

                                       Increase (Decrease)
                                          in Net Assets
                                       -------------------
  Inventories........................            $(14,781)
  Property, plant and equipment......             (19,740)
  Deferred financing costs...........              (1,726)
  Net assets of hourly pension plan..                (245)
  Other accrued liabilities..........              (4,048)
  Long-term debt.....................              (6,114)
  Deferred interest payable..........               5,752
  Deferred tax liability.............              15,451
  Senior preferred stock.............               2,944
                                                 --------
  Net decrease.......................            $(22,507)
                                                 ========

  Subsequent to the fair value adjustments, the balance in the Company's retained deficit account of $59,599,000 was eliminated against the Company's additional paid-in capital account.

  At the effective date of the Quasi Reorganization, the Company had certain unresolved contingencies related to specific environmental matters and the Dissenters' Proceeding (see Note 11). In accordance with the principles of quasi-reorganization accounting, the difference between the actual costs subsequently incurred to resolve these matters and the liabilities recorded at the time of the Quasi Reorganization will be charged or credited to additional paid-in capital, as appropriate. During Fiscal Year 1994, $206,000 (net of income taxes) and $1,788,000 related to the environmental matters and Dissenters' Proceeding, respectively, were charged to additional paid-in capital as adjustments to the amounts initially recorded in the Quasi Reorganization.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

  Quarterly financial data for Fiscal Year 1994 and Fiscal Year 1993 are summarized as follows (in thousands, except per share information):

                                          Fiscal Quarter
                               ------------------------------------
                                First    Second    Third    Fourth
                               --------  -------  -------  --------
Fiscal Year 1994
- ----------------
Net sales....................  $37,451   $76,508  $69,092  $54,034
Gross Profit.................    8,768    18,566   14,173    6,345
Income (loss) applicable to
  common shareholders........   (1,197)    5,229    2,391   (3,084)
Income (loss) per share
  applicable to common
  shareholders...............     (.21)      .94      .43     (.55)
                                           Fiscal Quarter
                               -----------------------------------
                                First    Second    Third   Fourth
                               -------   -------  -------  -------
Fiscal Year 1993
- ----------------
Net sales....................  $43,124   $71,649  $66,073  $52,519
Gross Profit.................    8,330    17,097   15,329   10,262
Income (loss) applicable to
  common shareholders........      (73)    3,493    3,017      (22)
Income (loss) per share
  applicable to common
  shareholders...............     (.01)      .63      .54        -

  During the fourth quarter of Fiscal Year 1994, the Company accrued an additional amount for workers' compensation expense of approximately $550,000 and increased its inventory valuation by $1,165,000 for the effects of LIFO accounting. Also, during the fourth quarter of Fiscal Year 1994, the Company incurred significant unfavorable manufacturing variances resulting from a slowdown of production and a shift in product mix at its manufacturing facilities.

  During the fourth quarter of Fiscal Year 1993, the Company recognized a provision for uncollectible accounts of $900,000, an increase of $500,000 from the fourth quarter of Fiscal Year 1992. The additional provison was based on the Company's continuing review and assessment of the collectibility of aged balances included in accounts receivable. Also, during the fourth quarter of Fiscal Year 1993, the Company recognized $1,100,000 for incentive compensation expense.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------

  Deloitte & Touche LLP, independent public accountants, currently is, and for more than the Company's last two fiscal years has been, the Company's independent accounting firm. Since the beginning of such two fiscal year period, (i) Deloitte & Touche LLP has not expressed reliance, in its audit report, on the audit services of any other accounting firm, and (ii) there have been no reported disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                   PART III



Item 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANT
          --------------------------

  The information required for this Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934 ("Regulation 14A") within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-K.


Item 11.  EXECUTIVE COMPENSATION
          ----------------------

  The information required for this Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-K.


Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------

  The information required for this Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-K.


Item 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS
          -------------------------

  The information required for this Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-K.

                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------

(a)  Documents filed as part of this Annual Report on Form 10-K:

    1.  Financial Statements.

        All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under Item 8. A listing of such financial statements is set forth in Item 8, which listing is incorporated herein by reference.

    2.  Schedules.

        Schedules for the Fifty-Three Weeks Ended November 1, 1992 and the Fifty-Two Weeks Ended October 31, 1993 and October 30, 1994.

        SCHEDULE
         NUMBER
        --------

        VIII.  Valuation and Qualifying Accounts


        Schedules other than those listed above are omitted because (a) they are not required or are not applicable or (b) the required information is shown in the financial statements or notes related thereto.

(b) No Current Report on Form 8-K was filed by the Company during the fourth quarter of its fiscal year ended October 30, 1994.

(c)  Exhibits

 3.1(a) Articles of Restatement setting forth the Amended and Restated Articles of Incorporation of the Company, as filed with the Secretary of State of Georgia on November 19, 1990 (Exhibit 3(i)1. to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994).

 3.1(b) Articles of Correction, as filed with the Secretary of State of Georgia on December 18, 1990 (Exhibit 3(i)2. to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994).

 3.1(c) Articles of Merger of Forstmann Georgia Corp. and the Company, as filed with the Secretary of State of Georgia on March 3, 1992 (Exhibit 3(i)3. to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994).

 3.1(d)* Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Secretary of State of Georgia on April 5, 1994.

 3.2(a) By-Laws of the Company (Exhibit 4.4 to the Company's Registration Statement (No. 33-55770) on Form S-8).

 3.2(b) Amended and Restated By-Laws of the Company on March 30, 1994 (Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994).

 4.1(a) Amended and Restated Indenture, dated as of November 19, 1990, relating to Senior Subordinated Notes due April 15, 1999 (Exhibit 2 to the Company's Current Report on Form 8-K dated November 19, 1990).

 4.1(b) First Supplemental Indenture, dated as of November 29, 1990, relating to Senior Subordinated Notes due April 15, 1999 (Exhibit 3 to the Company's Current Report on Form 8-K dated November 19, 1990).

 4.1(c) Second Supplemental Indenture, dated as of March 4, 1992, relating to Senior Subordinated Notes due April 15, 1999 (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 2, 1992).

 4.2 Form of 14-3/4% Senior Subordinated Note due April 15, 1999 (Exhibit A to Exhibit 4.1(a) hereof, as amended by Exhibits 4.1(b) and 4.1(c) hereof).

 4.3 Form of Amended Senior Subordinated Note due April 15, 1999 (Exhibit B to Exhibit 4.1(a) hereof, as amended by Exhibits 4.1(b) and 4.1(c) hereof).

 4.4(a) Loan Agreement, dated as of October 30, 1992, between the Company and General Electric Capital Corporation ("GECC"), as lender and agent for the lenders named therein ("Loan Agreement") (Exhibit 4.4(a) to the Company's Annual Report on Form 10-K for the year ended November 1,
         1992).

 4.4(b) Security Agreement, dated as of November 13, 1992, by the Company, in favor of GECC, as lender and agent for the lenders named therein (Exhibit 4.4(b) to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

 4.4(c) Form of Trademark Security Agreement, dated as of November 13, 1992, by the Company, in favor of GECC, as lender and agent for the lenders named therein (Exhibit 4.4(c) to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

 4.4(d) Form of Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 13, 1992, between the Company and GECC, as agent (Exhibit 4.4(d) to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

 4.4(e) First Amendment, dated as of November 13, 1992, to the Loan Agreement (Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993).

 4.4(f) Form of Promissory Note for the Loan Agreement (Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1,
         1993).

 4.4(g) Second Amendment, dated as of December 30, 1992, to the Loan Agreement (Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993).

 4.4(h) Third Amendment, dated as of April 5, 1993, to the Loan Agreement (Exhibit 19.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993).

 4.4(i) Consent and Waiver Letter, dated as of June 10, 1994, to the Company from GECC (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994).

 4.4(j) Fourth Amendment, dated as of June 11, 1993, to the Loan Agreement (Exhibit 19.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993).

 4.4(k) Fifth Amendment, dated as of August 2, 1992, to the Loan Agreement (Exhibit 4.4(j) to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

 4.4(l) Sixth Amendment, dated as of October 29, 1993, to the Loan Agreement (Exhibit 4.4(k) to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

 4.4(m) Seventh Amendment, dated as of March 30, 1994, to the Loan Agreement (Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1994).

 4.4(n)* Eighth Amendment, dated as of August 29, 1994, to the Loan Agreement.

 4.4(o) Consent and Waiver Letter, dated as of September 12, 1994, to the Company from GECC (Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994).

 4.4(p)* Ninth Amendment, dated as of November 4, 1994, to the Loan Agreement.

 4.4(q)* Tenth Amendment, dated January 4, 1995, to the Loan Agreement.

 4.4(r)* Eleventh Amendment, dated as of January 23, 1995, to the Loan
         Agreement.

 4.5(a) Loan and Security Agreement ("Loan and Security Agreement"), dated December 27, 1991, between the Company and The CIT Group/Equipment Financing, Inc. ("CIT") (Exhibit 28.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 2, 1992).

 4.5(b) Amendment, dated September 2, 1992, to the Loan and Security Agreement (Exhibit 4.5(b) to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

 4.5(c) Amendment, dated October 30, 1992, to the Loan and Security Agreement (Exhibit 4.5(c) to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

 4.5(d) Amendment, dated December 31, 1992, to the Loan and Security Agreement (Exhibit 4.5(d) to Post-Effective Amendment No. 4 to the Company's Registration Statement (No. 33-38520) on Form S-1).

 4.5(e) Amendment, dated as of July 30, 1993, to the Loan and Security Agreement (Exhibit 4.5(e) to Post-Effective Amendment No. 4 to the Company's Registration Statement (No. 33-38520) on Form S-1).

 4.5(f) Third Amendment to the Loan and Security Agreement, dated as of June 13, 1994 (Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

 4.5(g) Fourth Amendment to the Loan and Security Agreement, dated as of September 12, 1994 (Exhibit 4.5 to the Company's Quarterly Report on Form 10-K for the quarter ended July 31, 1994).

 4.5(h)* Fifth Amendment to the Loan and Security Agreement, dated as of December 22, 1994.

 4.6(a) Indenture, dated as of April 5, 1993, between the Company and Shawmut Bank Connecticut, National Association ("Shawmut"), as trustee, relating to the Senior Secured Floating Rate Notes ("Senior Secured Notes") (Exhibit 4.6(a) to Post-Effective Amendment No. 4 to the Company's Registration Statement (No. 33-38520) on Form S-1).

 4.6(b) Form of Senior Secured Note due October 30, 1997 (Exhibit 4.6(b) to Post-Effective Amendment No. 4 to the Company's Registration Statement (No. 33-38520) on Form S-1).

 4.6(c) Form of Deed to Secure Debt, Assignments of Leases and Rents, Security Agreements and Fixture Filings, dated as of April 5, 1993, between the Company and Shawmut, as trustee (Exhibit 4.6(c) to Post-Effective Amendment No. 4 to the Company's Registration Statement (No. 33-38520) on Form S-1).

 4.6(d) Security Agreement, dated as of April 5, 1993, between the Company and Shawmut, as trustee (Exhibit 4.6(d) to Post-Effective Amendment No. 4 to the Company's Registration Statement (No. 33-38520) on Form S-1).

 4.6(e) Form of Trademark Security Agreement, dated as of April 5, 1993, between the Company and Shawmut, as trustee (Exhibit 4.6(e) to Post-Effective Amendment No. 4 to the Company's Registration Statement (No. 33-38520) on Form S-1).

 4.6(f) Form of Patent Security Agreement, dated as of April 5, 1993, between the Company and Shawmut, as trustee (Exhibit 19.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993).

 4.6(g) Amended and Restated Indenture, dated as of March 30, 1994, between the Company and Shawmut Bank of Connecticut, National Association, as trustee, relating to the Senior Secured Notes (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1,
         1994).

 4.6(h) Form of Original Senior Secured Note (incorporated herein by reference to Exhibit 4.6(g)).

 4.6(i) Form of Additional Senior Secured Note (incorporated herein by reference to Exhibit 4.6(g).

 4.6(j) Form of First Amendment to Deed to Secure Debt, Assignments of Leases and Rents, Security Agreements and Fixture Filings, dated as of March 30, 1994, between the Company and Shawmut Bank Connecticut, National Association, as trustee (Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1994).

 4.6(k) First Amendment to Pledge and Security Agreement, dated as of March 30, 1994 between the Company and Shawmut Bank Connecticut, National Association, as trustee (Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1994).

 4.6(l) First Amendment to Trademark Security Agreement (foreign), dated as of March 30, 1994, between the Company and Shawmut Bank Connecticut, National Association, as trustee (Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1994).

 4.6(m) First Amendment to Trademark Security Agreement (U.S.), dated as of March 30, 1994, between the Company and Shawmut Bank Connecticut, National Association, as trustee (Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1994).

 4.6(n) First Amendment to Patent Security Agreement, dated as of March 30, 1994, between the Company and Shawmut Bank Connecticut, National Association, as trustee (Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1994).

 4.6(o)* Supplemental Indenture, dated as of January 23, 1995, between the
         Company and Shawmut Bank Connecticut, National Association, as trustee, relating to the Senior Secured Notes.

10.1(a) J. P. Stevens & Co., Inc. Trademark Assignments to the Company, effective December 28, 1985, dated January 29, 1986 (Exhibit 10(h) to the Company's Registration Statement (No. 33-27296) on Form S-1).

10.1(b) Lease, dated July 21, 1986, between the Company and 1185 Avenue of the Americas Associates ("1185 Associates") (Exhibit 10(t) to the Company's Registration Statement (No. 33-27296) on Form S-1).

10.1(c) Lease Modification Agreement, dated December 5, 1991, between the Company and 1185 Associates (Exhibit 10.7 to the Company's Registration Statement (No. 33-44417) on Form S-1).

10.1(d) Consent to Lease Modification Agreement, dated May 11, 1992, between the Company and 1185 Associates (Exhibit 10.2(c) to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

10.1(e) Lease Modification Agreement, dated May 11, 1992, between the Company and 1185 Associates (Exhibit 10.1(d) to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

10.2(a) Amended Note Registration Rights Agreement, dated as of November 19, 1990, among the Company and the parties thereto (Exhibit 10.4 to the Company's Registration Statement (No. 33-38520) on Form S-1).

10.2(b) Common Stock Registration Rights Agreement, dated as of November 19, 1990, among the Company, Columbia Savings & Loan Association, CSL Investments, Executive Life Insurance Company and the parties thereto (Exhibit 10.5 to the Company's Registration Statement (No. 33-38520) on Form S-1).

10.2(c) Preferred Stock Registration Rights Agreement, dated as of November 19, 1990, between the Company and Executive Life Insurance Company (Exhibit
         10.6 to the Company's Registration Statement (No. 33-38520) on
         Form S-1).

10.2(d)* Common Stock Registration Rights Agreement, dated as of September 9,
         1994, between the Company and Resolution Trust Corporation as receiver for Columbia Savings & Loan Association, F.A.

10.3(a)* Common Stock Incentive Plan as amended as of March 30, 1994.

10.3(b) Form of Incentive Stock Option Agreement (Exhibit 4.2(a) to the Company's Registration Statement (No. 33-55770) on Form S-8).

10.3(c) Alternative Form of Incentive Stock Option Agreement (Exhibit 4.2(b) to the Company's Registration Statement (No. 33-55770) on Form S-8).

10.4(a) Form of Equity Referenced Deferred Incentive Award Agreement ("ERA") (Exhibit 10.13 to the Company's Registration Statement (No. 33-44417) on Form S-1).

10.4(b)* Amendment, dated February 10, 1994, to the ERA Agreement, dated
         February 26, 1992.

10.5(a) Form of Change in Control Agreement (Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

10.5(b) Employment Agreement dated December 16, 1993 between the Company and Christopher L. Schaller. (Exhibit 10.5(b) to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

10.5(c) Form of Employment Agreement for Executive Vice Presidents. (Exhibit 10.5(c) to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

10.6(a) Supplemental Retirement Benefit Plan (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

10.6(b) Trust Agreement, dated December 30, 1993, of the Supplemental Retirement Benefit Plan Trust. (Exhibit 10.6(b) to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

10.7*    Management Incentive Plan - Fiscal Year 1995.

10.8 Non-Qualified Salaried Employees' Savings, Investment and Profit Sharing Plan (Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

10.9(a)* Form of Indemnity Agreement, effective as of February 7, 1994, between the Company and its corporate officers.

10.9(b)* Form of Indemnity Agreement, effective as of February 7, 1994, between the Company and its directors.

10.10(a)*License Agreement, dated July 1, 1992, between Campagia Tessile
         S.p.A. ("licensor") and the Company.

10.10(b)*Guarantee Agreement, dated July 1, 1992, between the Licensor and the Company.

10.10(c)*Italian Fabrics Purchase Agreement, dated July 1, 1992, between the
         Licensor and the Company.

10.10(d)*Liquidated Damages Agreement, dated July 1, 1992, between the Licensor and the Company.

10.10(e)*Use of the mark "Carpini" Agreement, dated July 1, 1992, between the Licensor and the Company.

10.10(f)*Consultancy/Sales Fee Agreement, dated July 1, 1992, between
         Woolverton Limited ("Consultant") and the Company.

10.10(g)*Guarantee Agreement, dated July 1, 1992, between the Consultant and the Company.

10.10(h)*Consultation for Purchase of Italian Fabrics Agreement, dated July
         1, 1992, between the Consultant and the Company.

10.10(i)*Liquidated Damages Agreement, dated July 1, 1992, between the
         Consultant and the Company.

10.10(j)*Renegotiation of  Sales Fee Arrangements for Non-Registration of
         Marks, dated July 1, 1992, between the Consultant and the Company.

11.1*    Computation of per share earnings.

23.1*    Consent of Deloitte & Touche LLP.

27.1*    Financial Data Schedule.



  * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 26, 1995                        By: /s/ Christopher L. Schaller
                                                  ----------------------------
                                                   Christopher L. Schaller
                                                   President and Chief
                                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                    Date
     ---------                         -----                    ----


/s/ Christopher L. Schaller        President and Chief    January 26, 1995
- ---------------------------------   Executive Officer
Christopher L. Schaller             and Director
                                    (Principal Executive
                                    Officer)

/s/ William B. Towne               Executive Vice         January 26, 1995
- ---------------------------------   President and
William B. Towne                    Chief Financial
                                    Officer (Principal
                                    Financial and
                                    Accounting Officer)

/s/ Stephen Berger                 Director               January 26, 1995
- ---------------------------------
Stephen Berger

/s/ Cameron Clark, Jr.             Director               January 26, 1995
- ---------------------------------
Cameron Clark, Jr.

/s/ Steven M. Friedman             Director               January 26, 1995
- ---------------------------------
Steven M. Friedman

/s/ F. Peter Libassi               Director               January 26, 1995
- ---------------------------------
F. Peter Libassi

/s/ Alain Oberrotman               Director               January 26, 1995
- ---------------------------------
Alain Oberrotman

INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Shareholders of
    Forstmann & Company, Inc.:


We have audited the financial statements of Forstmann & Company, Inc. as of October 30, 1994 and October 31, 1993 and the related statements of operations, shareholders' equity, and cash flows for the fifty-two weeks ended October 30, 1994 and October 31, 1993 and the fifty-three weeks ended November 1, 1992 and have issued our report thereon dated December 8, 1994 (January 23, 1995 as to paragraph 2 of Note 7)(which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's quasi reorganization and its changes in its method of accounting for income taxes)(included elsewhere in the Annual Report on Form 10-K). Our audits also included the financial statements listed in Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present faily in all material respects the information set forth therein.



/s/Deloitte & Touche LLP
- ------------------------

Deloitte & Touche LLP

Atlanta, Georgia
December 8, 1994

                                                                   SCHEDULE VIII



                           FORSTMANN & COMPANY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
      THE FIFTY-THREE WEEKS ENDED NOVEMBER 1, 1992 AND THE FIFTY-TWO WEEKS
                  ENDED OCTOBER 31, 1993 AND OCTOBER 30, 1994



                                                Additions
                                    Balance at  Charged to                       Balance
                                    Beginning   Costs and                         at End
Description                         of Period    Expenses       Deductions      of Period
- -----------                         ----------  ----------  ------------------  ----------

Allowance for Doubtful Accounts:
- --------------------------------

Fifty-Three Weeks Ended
  November 1, 1992                  $6,836,000  $1,206,000  $  (189,000) /(1)/  $7,853,000
Fifty-Two Weeks Ended
  October 31, 1993                  $7,853,000  $2,714,000  $(8,372,000) /(1)/  $2,195,000
Fifty-Two Weeks Ended
  October 30, 1994                  $2,195,000  $2,167,000  $(2,262,000) /(1)/  $2,100,000


Inventory Market Reserves:
- --------------------------

Fifty-Three Weeks Ended
  November 1, 1992                  $2,940,000              $  (702,000) /(2)/  $2,238,000
Fifty-Two Weeks Ended
  October 31, 1993                  $2,238,000              $  (335,000) /(2)/  $1,903,000
Fifty-Two Weeks Ended
  October 30, 1994                  $1,903,000  $  290,000                      $2,193,000

/(1)/ Accounts written off net of recoveries of accounts previously written off. /(2)/ Net reduction due to disposal of identified excess cloth and yarn inventories.

                                 EXHIBIT INDEX
                                 -------------


                                                                 Sequential
Exhibit No.             Description                               Page No.
- -----------             ------------                             ----------

  3.1(a)      Articles of Restatement setting forth the
              Amended and Restated Articles of Incorporation
              of the Company, as filed with the Secretary
              of State of Georgia on November 19, 1990
              (Exhibit 3(i)1. to the Company's Quarterly
              Report on Form 10-Q for the quarter ended
              July 31, 1994).                                        *

  3.1(b)      Articles of Correction, as filed with the
              Secretary of State of Georgia on
              December 18, 1990 (Exhibit 3(i)2. to the
              Company's Quarterly Report on Form 10-Q
              for the quarter ended July 31, 1994).                  *

  3.1(c)      Articles of Merger of Forstmann Georgia Corp.
              and the Company, as filed with the Secretary
              of State of Georgia on March 3, 1992
              (Exhibit 3(i)3. to the Company's Quarterly
              Report on Form 10-Q for the quarter ended
              July 31, 1994).                                        *

  3.1(d) Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Secretary of State of Georgia on April 5, 1994.

  3.2(a)      By-Laws of the Company (Exhibit 4.4 to the
              Company's Registration Statement (No. 33-55770)
              on Form S-8).                                          *

  3.2(b)      Amended and Restated By-Laws of the Company
              on March 30, 1994 (Exhibit 3(ii) to the
              Company's Quarterly Report on Form 10-Q
              for the quarter ended July 31, 1994).                  *

  4.1(a)      Amended and Restated Indenture, dated as of
              November 19, 1990, relating to Senior
              Subordinated Notes due April 15, 1999
              (Exhibit 2 to the Company's Current Report
              on Form 8-K dated November 19, 1990).                  *

  4.1(b)      First Supplemental Indenture, dated as of
              November 29, 1990, relating to Senior
              Subordinated Notes due April 15, 1999
              (Exhibit 3 to the Company's Current Report
              on Form 8-K dated November 19, 1990).                  *

  4.1(c)      Second Supplemental Indenture, dated as of
              March 4, 1992, relating to Senior Subordinated
              Notes due April 15, 1999 (Exhibit 4.3 to the
              Company's Quarterly Report on Form 10-Q
              for the quarter ended February 2, 1992).               *


__________
*Incorporated herein by reference as indicated.

                                      (i)

                                 EXHIBIT INDEX
                                 -------------


                                                                 Sequential
Exhibit No.             Description                               Page No.
- -----------             ------------                             ----------

  4.2         Form of 14-3/4% Senior Subordinated Note
              due April 15, 1999 (Exhibit A to Exhibit
              4.1(a) hereof, as amended by Exhibits
              4.1(b) and 4.1(c) hereof).                             *

  4.3         Form of Amended Senior Subordinated Note
              due April 15, 1999 (Exhibit B to Exhibit
              4.1(a) hereof, as amended by Exhibits
              4.1(b) and 4.1(c) hereof).                             *


  4.4(a)      Loan Agreement, dated as of October 30, 1992,
              between the Company and General Electric
              Capital Corporation ("GECC"), as lender
              and agent for the lenders named therein
              ("Loan Agreement") (Exhibit 4.4(a) to the
              Company's Annual Report on Form 10-K for the
              year ended November 1, 1992).                          *

  4.4(b)      Security Agreement, dated as of November
              13, 1992, by the Company, in favor of GECC,
              as lender and agent for the lenders named
              therein (Exhibit 4.4(b) to the Company's
              Annual Report on Form 10-K for the year
              ended November 1, 1992).                               *

  4.4(c)      Form of Trademark Security Agreement, dated
              as of November 13, 1992, by the Company, in
              favor of GECC, as lender and agent for the
              lenders named therein (Exhibit 4.4(c) to the
              Company's Annual Report on Form 10-K for the
              year ended November 1, 1992).                          *

  4.4(d)      Form of Deed to Secure Debt, Assignment of
              Leases and Rents, Security Agreement and
              Fixture Filing, dated as of November 13,
              1992, between the Company and GECC, as agent
              (Exhibit 4.4(d) to the Company's Annual
              Report on Form 10-K for the year ended
              November 1, 1992).                                     *

  4.4(e)      First Amendment, dated as of November 13,
              1992, to the Loan Agreement (Exhibit 19.1
              to the Company's Quarterly Report on
              Form 10-Q for the quarter ended August
              1, 1993).                                              *

  4.4(f)      Form of Promissory Note for the Loan
              Agreement (Exhibit 19.2 to the Company's
              Quarterly Report on Form 10-Q for the
              quarter ended August 1, 1993).                         *


__________
*Incorporated herein by reference as indicated.

                                      (ii)

                                 EXHIBIT INDEX
                                 -------------


                                                                 Sequential
Exhibit No.             Description                               Page No.
- -----------            --------------                            ----------

  4.4(g)      Second Amendment, dated as of December
              30, 1992, to the Loan Agreement (Exhibit
              19.3 to the Company's Quarterly Report
              on Form 10-Q for the quarter ended
              August 1, 1993).                                       *

  4.4(h)      Third Amendment, dated as of April 5,
              1993, to the Loan Agreement (Exhibit
              19.5 to the Company's Quarterly Report
              on Form 10-Q for the quarter ended
              August 1, 1993).                                       *

  4.4(i)      Consent and Waiver Letter, dated as of
              June 10, 1994, to the Company from GECC
              (Exhibit 4.3 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended
              July 31, 1994).                                        *

  4.4(j)      Fourth Amendment, dated as of June 11, 1993,
              to the Loan Agreement (Exhibit 19.6 to the
              Company's Quarterly Report on Form 10-Q for
              the quarter ended August 1, 1993).                     *

  4.4(k)      Fifth Amendment, dated as of August 2, 1992,
              to the Loan Agreement (Exhibit 4.4(j) to the
              Company's Annual Report on Form 10-K for the
              year ended October 31, 1993).                          *

  4.4(l)      Sixth Amendment, dated as of October 29, 1993,
              to the Loan Agreement (Exhibit 4.4(k) to the
              Company's Annual Report on Form 10-K for the
              year ended October 31, 1993).                          *

  4.4(m)      Seventh Amendment, dated as of March 30, 1994,
              to the Loan Agreement (Exhibit 4.9 to the
              Company's Quarterly Report on Form 10-Q for
              the quarter ended May 1, 1994).                        *

  4.4(n) Eighth Amendment, dated as of August 29, 1994, to the Loan Agreement.

  4.4(o)      Consent and Waiver Letter, dated as of September
              12, 1994, to the Company from GECC (Exhibit 4.6
              to the Company's Quarterly Report on Form 10-Q
              for the quarter ended July 31, 1994).                  *

  4.4(p) Ninth Amendment, dated as of November 4, 1994, to the Loan Agreement.

  4.4(q)      Tenth Amendment, dated January 4, 1995, to the
              Loan Agreement.

  4.4(r)      Eleventh Amendment, dated as of January 23,
              1995, to the Loan Agreement.


__________
*Incorporated herein by reference as indicated.

                                     (iii)

                                 EXHIBIT INDEX
                                 -------------


                                                                 Sequential
Exhibit No.             Description                               Page No.
- -----------            -------------                             ----------

  4.5(a)      Loan and Security Agreement ("Loan and
              Security Agreement"), dated December 27,
              1991, between the Company and The CIT
              Group/Equipment Financing, Inc. ("CIT")
              (Exhibit 28.2 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended
              February 2, 1992).                                     *

  4.5(b)      Amendment, dated September 2, 1992, to the
              Loan and Security Agreement (Exhibit 4.5(b)
              to the Company's Annual Report on Form 10-K
              for the year ended November 1, 1992).                  *

  4.5(c)      Amendment, dated October 30, 1992, to the
              Loan and Security Agreement (Exhibit 4.5(c)
              to the Company's Annual Report on Form 10-K
              for the year ended November 1, 1992).                  *

  4.5(d)      Amendment, dated December 31, 1992, to the
              Loan and Security Agreement (Exhibit 4.5(d)
              to Post-Effective Amendment No. 4 to the
              Company's Registration Statement (No. 33-38520)
              on Form S-1).                                          *

  4.5(e)      Amendment, dated as of July 30, 1993, to the
              Loan and Security Agreement (Exhibit 4.5(e)
              to Post-Effective Amendment No. 4 to the
              Company's Registration Statement (No. 33-38520)
              on Form S-1).                                          *

  4.5(f)      Third Amendment to the Loan and Security
              Agreement, dated as of June 13, 1994 (Exhibit
              4.4 to the Company's Quarterly Report on Form
              10-Q for the quarter ended July 31, 1994.)             *

  4.5(g)      Fourth Amendment to the Loan and Security
              Agreement, dated as of September 12, 1994
              Exhibit 4.5 to the Company's Quarterly Report on Form 10-K for the quarter ended July 31,
              1994).                                                 *


  4.5(h)      Fifth Amendment to the Loan and Security
              Agreement, dated as of December 22, 1994.


__________
*Incorporated herein by reference as indicated.

                                      (iv)

                                 EXHIBIT INDEX
                                 -------------


                                                                 Sequential
Exhibit No.             Description                               Page No.
- -----------            -------------                             ----------

  4.6(a)      Indenture, dated as of April 5, 1993,
              between the Company and Shawmut Bank
              Connecticut, National Association ("Shawmut"),
              as trustee, relating to the Senior
              Secured Floating Rate Notes ("Senior
              Secured Notes") (Exhibit 4.6(a) to
              Post-Effective Amend-ment No. 4 to the
              Company's Registration Statement
              (No. 33-38520) on Form S-1).                           *

  4.6(b)      Form of Senior Secured Note due October
              30, 1997 (Exhibit 4.6(b) to Post-Effective
              Amendment No. 4 to the Company's
              Registration Statement (No. 33-38520)
              on Form   S-1).                                        *

  4.6(c)      Form of Deed to Secure Debt, Assignments
              of Leases and Rents, Security Agreements
              and Fixture Filings, dated as of April
              5, 1993, between the Company and Shawmut,
              as trustee (Exhibit 4.6(c) to
              Post-Effective Amendment No. 4 to the
              Company's Registration Statement
              (No. 33-38520) on Form S-1).                           *

  4.6(d)      Security Agreement, dated as of April 5,
              1993, between the Company and Shawmut,
              as trustee (Exhibit 4.6(d) to
              Post-Effective Amendment No. 4 to the
              Company's Registration Statement
              No. 33-38520) on Form S-1).                            *

  4.6(e)      Form of Trademark Security Agreement,
              dated as of April 5, 1993, between the
              Company and Shawmut, as trustee (Exhibit
              4.6(e) to Post-Effective Amendment No. 4
              to the Company's Registration Statement
              (No. 33-38520) on Form S-1).                           *

  4.6(f)      Form of Patent Security Agreement, dated as
              of April 5, 1993, between the Company and
              Shawmut, as trustee (Exhibit 19.4 to the
              Company's Quarterly Report on Form 10-Q
              for the quarter ended August 1, 1993).                 *

  4.6(g)      Amended and Restated Indenture, dated as of
              March 30, 1994, between the Company and
              Shawmut Bank of Connecticut, National
              Association, as trustee, relating to the
              Senior Secured Notes (Exhibit 4.1 to the
              Company's Quarterly Report on Form 10-Q for
              the quarter ended May 1, 1994).                        *


__________
*Incorporated herein by reference as indicated.

                                      (v)

                                 EXHIBIT INDEX
                                 -------------


                                                                 Sequential
Exhibit No.             Description                               Page No.
- -----------             -----------                              ----------

  4.6(h)      Form of Original Senior Secured Note
              (incorporated herein by reference to
              Exhibit 4.6(g)).                                       *

  4.6(i)      Form of Additional Senior Secured Note
              (incorporated herein by reference to
              Exhibit 4.6(g).                                        *

  4.6(j)      Form of First Amendment to Deed to
              Secure Debt, Assignments of Leases
              and Rents, Security Agreements and Fixture
              Filings, dated as of March 30, 1994, between
              the Company and Shawmut Bank Connecticut,
              National Association, as trustee (Exhibit
              4.4 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended May 1, 1994).          *

  4.6(k)      First Amendment to Pledge and Security
              Agreement, dated as of March 30, 1994 between
              the Company and Shawmut Bank Connecticut,
              National Association, as trustee (Exhibit
              4.5 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended May 1, 1994).          *

  4.6(l)      First Amendment to Trademark Security
              Agreement (foreign), dated as of March 30,
              1994, between the Company and Shawmut Bank
              Connecticut, National Association, as trustee
              (Exhibit 4.6 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended
              May 1, 1994).                                          *

  4.6(m)      First Amendment to Trademark Security
              Agreement (U.S.), dated as of March 30, 1994,
              between the Company and Shawmut Bank
              Connecticut, National Association, as trustee
              (Exhibit 4.7 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended
              May 1, 1994).                                          *

  4.6(n)      First Amendment to Patent Security Agreement,
              dated as of March 30, 1994, between the
              Company and Shawmut Bank Connecticut,
              National Association, as trustee (Exhibit
              4.8 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended May 1, 1994).          *

  4.6(o)      Supplemental Indenture, dated as of January 23,
              1995, between the Company and Shawmut Bank
              Connecticut, National Association, as trustee, relating to the Senior Secured Notes.


__________
*Incorporated herein by reference as indicated.

                                      (vi)

                                 EXHIBIT INDEX
                                 -------------


                                                                 Sequential
Exhibit No.             Description                               Page No.
- -----------             -----------                              ----------

  10.1(a)     J. P. Stevens & Co., Inc. Trademark
              Assignments to the Company, effective
              December 28, 1985, dated January 29,
              1986 (Exhibit 10(h)  to the Company's
              Registration Statement (No. 33-27296)
              on Form S-1).                                          *

  10.1(b)     Lease, dated July 21, 1986, between the
              Company and 1185 Avenue of the Americas
              Associates ("1185 Associates") (Exhibit
              10(t) to the Company's Registration
              Statement (No. 33-27296) on Form S-1).                 *

  10.1(c)     Lease Modification Agreement, dated
              December 5, 1991, between the Company
              and 1185 Associates (Exhibit 10.7 to the
              Company's Registration Statement
              (No. 33-44417) on Form S-1).                           *

  10.1(d)     Consent to Lease Modification Agreement,
              dated May 11, 1992, between the Company
              and 1185 Associates (Exhibit 10.2(c) to
              the Company's Annual Report on Form 10-K
              for the year ended November 1, 1992).                  *

  10.1(e)     Lease Modification Agreement, dated
              May 11, 1992, between the Company and
              1185 Associates (Exhibit 10.1(d) to the
              Company's Annual Report on Form 10-K for
              the year ended November 1, 1992).                      *

  10.2(a)     Amended Note Registration Rights Agreement,
              dated as of November 19, 1990, among the
              Company and the parties thereto (Exhibit
              10.4 to the Company's Registration Statement
              (No. 33-38520) on Form S-1).                           *

  10.2(b)     Common Stock Registration Rights Agreement,
              dated as of November 19, 1990, among the
              Company, Columbia Savings & Loan Association,
              CSL Investments, Executive Life Insurance
              Company and the parties thereto (Exhibit
              10.5 to the Company's Registration Statement
              (No. 33-38520) on Form S-1).                           *

  10.2(c)     Preferred Stock Registration Rights Agreement,
              dated as of November 19, 1990, between the
              Company and Executive Life Insurance Company
              (Exhibit 10.6 to the Company's Registration
              Statement (No. 33-38520) on Form S-1).                 *


__________
*Incorporated herein by reference as indicated.

                                     (vii)

                                 EXHIBIT INDEX
                                 -------------


                                                                 Sequential
Exhibit No.             Description                               Page No.
- -----------             -------------                            ----------

  10.2(d) Common Stock Registration Rights Agreement, dated as of September 9, 1994, between the Company and Resolution Trust Corporation as receiver for Columbia Savings & Loan
              Association,F.A.

  10.3(a)     Common Stock Incentive Plan as amended
              as of March 30, 1994.

  10.3(b)     Form of Incentive Stock Option Agreement
              (Exhibit 4.2(a) to the Company's Registration
              Statement (No. 33-55770) on Form S-8).                 *

  10.3(c)     Alternative Form of Incentive Stock Option
              Agreement (Exhibit 4.2(b) to the Company's
              Registration Statement (No. 33-55770)
              on Form S-8).                                          *

  10.4(a)     Form of Equity Referenced Deferred Incentive
              Award Agreement ("ERA") (Exhibit 10.13 to
              the Company's Registration Statement
              (No. 33-44417) on Form S-1).                           *

  10.4(b)     Amendment, dated February 10, 1994, to the
              ERA Agreement, dated February 26, 1992.

  10.5(a)     Form of Change in Control Agreement (Exhibit
              10.6 to the Company's Annual Report on
              Form 10-K for the year ended November 1, 1992).        *

  10.5(b)     Employment Agreement dated December 16, 1993
              between the Company and Christopher L. Schaller.
              (Exhibit 10.5(b) to the Company's Annual
              Report on Form 10-K for the year ended
              October 31, 1993).                                     *

  10.5(c)     Form of Employment Agreement for Executive
              Vice Presidents. (Exhibit 10.5(c) to the
              Company's Annual Report on Form 10-K for the
              year ended October 31, 1993).                          *

  10.6(a)     Supplemental Retirement Benefit Plan (Exhibit
              10.7 to the Company's Annual Report on
              Form 10-K for the year ended November 1, 1992).        *

  10.6(b)     Trust Agreement, dated December 30, 1993,
              of the Supplemental Retirement Benefit Plan
              Trust. (Exhibit 10.6(b) to the Company's
              Annual Report on Form 10-K for the year ended
              October 31, 1993).                                     *


__________
*Incorporated herein by reference as indicated.

                                     (viii)

                                 EXHIBIT INDEX
                                 -------------


                                                                 Sequential
Exhibit No.             Description                               Page No.
- -----------             ------------                             ----------

  10.7        Management Incentive Plan - Fiscal Year 1995.

  10.8        Non-Qualified Salaried Employees' Savings,
              Investment and Profit Sharing Plan (Exhibit
              10.9 to the Company's Annual Report on Form
              10-K for the year ended November 1, 1992).             *

  10.9(a) Form of Indemnity Agreement, effective as of February 7, 1994, between the Company and its corporate officers.

  10.9(b)     Form of Indemnity Agreement, effective
              as of February 7, 1994, between the
              Company and its directors.

  10.10(a)    License Agreement, dated July 1, 1992,
              between Campagia Tessile S.p.A. ("licensor") and the Company.

  10.10(b) Guarantee Agreement, dated July 1, 1992, between the Licensor and the Company.

  10.10(c)    Italian Fabrics Purchase Agreement, dated
              July 1, 1992, between the Licensor and
              the Company.

  10.10(d)    Liquidated Damages Agreement, dated
              July 1, 1992, between the Licensor and the Company.

  10.10(e)    Use of the mark "Carpini" Agreement, dated
              July 1, 1992, between the Licensor and the Company.

  10.10(f)    Consultancy/Sales Fee Agreement, dated
              July 1, 1992, between Woolverton Limited
              ("Consultant") and the Company.

  10.10(g) Guarantee Agreement, dated July 1, 1992, between the Consultant and the Company.

  10.10(h)    Consultation for Purchase of Italian Fabrics
              Agreement, dated July 1, 1992, between the
              Consultant and the Company.

  10.10(i)    Liquidated Damages Agreement, dated
              July 1, 1992, between the Consultant and the Company.

  10.10(j)    Renegotiation of Sales Fee Arrangements
              for Non-Registration of Marks, dated
              July 1, 1992, between the Consultant and the Company.

  11.1        Computation of per share earnings.

  23.1        Consent of Deloitte & Touche LLP.

  27.1        Financial Data Schedule.


__________
*Incorporated herein by reference as indicated.

                                      (ix)