Form 10-K/A
period 1994-10-30
FORSTMANN & CO INC
filed 1995-03-06
CIK 798246

As filed with the Securities and Exchange Commission on March 6, 1995

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended October 30, 1994
                                      or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         Commission file number 1-9474

                           FORSTMANN & COMPANY, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          GEORGIA                                 58-1651326
- ------------------------------        ----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

  1185 Avenue of the Americas, New York, N.Y.           10036
  -------------------------------------------       -------------
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

(c)  Exhibits  [Exhibit 10.7 is the subject of a confidential treatment request and a portion thereof has been omitted pursuant to such request.]

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

     10.2(d)*Common Stock Registration Rights Agreement, dated as of September
             9, 1994, between the Company and Resolution Trust Corporation as receiver for Columbia Savings & Loan Association, F.A.

     10.3(a)*Common Stock Incentive Plan as amended as of March 30, 1994.

     10.3(b) Form of Incentive Stock Option Agreement (Exhibit 4.2(a) to the
             Company's Registration Statement (No. 33-55770) on Form S-8).

     10.3(c) Alternative Form of Incentive Stock Option Agreement (Exhibit
             4.2(b) to the Company's Registration Statement (No. 33-55770) on Form S-8).

     10.4(a) Form of Equity Referenced Deferred Incentive Award Agreement
             ("ERA") (Exhibit 10.13 to the Company's Registration Statement (No.33-44417) on Form S-1).

     10.4(b)*Amendment, dated February 10, 1994, to the ERA Agreement, dated
             February 26, 1992.

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

    10.7** Management Incentive Plan - Fiscal Year 1995. [Subject of a confidential treatment request.]

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

    23.1*    Consent of Deloitte & Touche LLP.


  * Previously filed.
  ** Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 6, 1995                         By:/s/ William B. Towne
                                                --------------------------------
                                                 William B. Towne
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer

                                 EXHIBIT INDEX
                                TO FORM 10-K/A
                                AMENDMENT NO. 1



Exhibit                                                                 Page
- -------                                                                 ----

10.7   Management Incentive Plan - Fiscal Year 1995                      7

       [A portion of Exhibit 10.7 has been redacted pursuant to a request for confidential treatment pursuant to Rule 24b-2.]