Form 10-Q
period 1995-01-29
FORSTMANN & CO INC
filed 1995-03-15
CIK 798246

   [As filed with the Securities and Exchange Commission on March 15, 1995]



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 1995
                               ----------------
                                      or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes   _____ No
                                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    There were 5,618,800 shares of common stock, $.001 par value, outstanding as of March 14, 1995.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 1995
                               ----------------
                                      or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________


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



                          1185 Avenue of the Americas
                           New York, New York 10036
                   (Address of principal executive offices)



                                (212) 642-6900
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X   Yes      _____ No
                                     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    There were 5,618,800 shares of common stock, $.001 par value, outstanding as of March 14, 1995.


Total number of pages: _____ pages.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FORSTMANN & COMPANY, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE THIRTEEN WEEKS ENDED JANUARY 29, 1995
                             AND JANUARY 30, 1994
                                  (unaudited)

                                                January 29,           January 30,
                                                    1995                  1994
                                                    ----                  ----
Net sales                                       $43,527,000           $37,451,000

Cost of goods sold                               36,624,000            28,683,000
                                                -----------           -----------

Gross profit                                      6,903,000             8,768,000

Selling, general and administrative expenses      5,196,000             5,578,000

Provision for uncollectible accounts                226,000             1,219,000
                                                -----------           -----------

Operating income                                  1,481,000             1,971,000

Interest expense                                  4,598,000             3,854,000
                                                -----------           -----------

Loss before income taxes                         (3,117,000)           (1,883,000)

Income tax benefit - principally deferred        (1,231,000)             (744,000)
                                                -----------           -----------

Net loss                                         (1,886,000)           (1,139,000)

Preferred stock in-kind dividends and
  accretion to redemption value                      64,000                58,000
                                                -----------           -----------

Loss applicable to common shareholders          $(1,950,000)          $(1,197,000)
                                                ===========           ===========

Per share and share information:
  Loss per common share                               $(.35)                $(.21)
                                                ===========           ===========

  Weighted average common shares outstanding      5,618,800             5,585,540
                                                ===========           ===========

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                     JANUARY 29, 1995 AND OCTOBER 30, 1994
                                  (unaudited)

                                                  January 29,           October 30,
                                                     1995                  1994
                                                     ----                  ----
ASSETS
Current Assets:
  Cash                                           $     46,000         $     49,000
  Accounts receivable, net of allowance of
    $2,318,000 and $2,100,000                      48,924,000           57,089,000
  Current income taxes receivable                   1,500,000            1,500,000
  Inventories                                      94,495,000           76,881,000
  Current deferred tax assets                       4,339,000            4,339,000
  Other current assets                              1,185,000              943,000
                                                 ------------         ------------

    Total current assets                          150,489,000          140,801,000

Property, plant and equipment, net                 80,831,000           79,479,000
Other assets                                        9,039,000            8,976,000
                                                 ------------         ------------

    Total                                        $240,359,000         $229,256,000
                                                 ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt           $  7,280,000         $  2,714,000
  Accounts payable                                 20,868,000           13,153,000
  Accrued liabilities                              14,499,000           12,272,000
                                                 ------------         ------------

    Total current liabilities                      42,647,000           28,139,000

Long-term debt                                    155,347,000          155,597,000

Deferred tax liabilities                            5,085,000            6,316,000

Accrued additional pension liability in
  excess of accumulated benefit obligation            943,000              943,000

Redeemable preferred stock                          2,489,000            2,425,000

Shareholders' Equity:
  Common stock                                          5,619                5,619
  Additional paid-in capital                       26,564,381           26,602,381
  Excess of additional pension liability
    over unrecognized prior service cost, net        (526,000)            (526,000)
  Retained earnings since November 2, 1992          7,804,000            9,754,000
                                                 ------------         ------------

    Total shareholders' equity                     33,848,000           35,836,000
                                                 ------------         ------------

    Total                                        $240,359,000         $229,256,000
                                                 ============         ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE THIRTEEN WEEKS ENDED JANUARY 29, 1995
                              AND JANUARY 30, 1994
                                  (unaudited)

                                                    January 29,        January 30,
                                                       1995               1994
                                                       ----               ----

Net loss                                           $ (1,886,000)      $ (1,139,000)
                                                   ------------       ------------

Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation and amortization                     3,338,000          3,414,000
    Income tax benefit                               (1,231,000)          (744,000)
    Provision for uncollectible accounts                226,000          1,219,000
    Loss (gain) from disposal of machinery
      and equipment                                      49,000            (20,000)
    Changes in current assets and current
      liabilities:
        Accounts receivable                           7,939,000          7,318,000
        Inventories                                 (17,614,000)       (18,423,000)
        Other current assets                           (247,000)           426,000
        Accounts payable                              7,715,000         (7,391,000)
        Accrued liabilities                             452,000         (1,798,000)
        Accrued interest payable                      2,607,000          1,989,000
    Investment in notes receivable, net                 (10,000)           316,000
    Deferred financing costs                           (303,000)          (138,000)
                                                   ------------       ------------

  Total adjustments                                   2,921,000        (13,832,000)
                                                   ------------       ------------

    Net cash provided (used) by operations            1,035,000        (14,971,000)
                                                   ------------       ------------

Cash flows used in investing activities:
  Capital expenditures                               (4,382,000)        (4,728,000)
  Investment in computer information systems           (407,000)          (637,000)
  Net proceeds from disposal of machinery
    and equipment                                       100,000             25,000
                                                   ------------       ------------

    Net cash used by investing activities            (4,689,000)        (5,340,000)
                                                   ------------       ------------

Cash flows from financing activities:
  Net (payments) borrowings under the
    Revolving Line of Credit                         (4,786,000)        20,015,000
  Proceeds from the Term Loan                         7,500,000                  -
  Borrowings under the CIT Equipment Facility         2,487,000          1,113,000
  Repayment of CIT Equipment Facility and
    capital leases                                     (686,000)          (838,000)
  Incentive stock options exercised                           -             21,000
  Cash paid in connection with Dissenters'
    Proceeding                                         (864,000)                 -
                                                   ------------       ------------

    Net cash provided by financing activities         3,651,000         20,311,000
                                                   ------------       ------------

Net decrease in cash                                     (3,000)                 -

Cash at beginning of period                              49,000             53,000
                                                   ------------       ------------

Cash at end of period                              $     46,000       $     53,000
                                                   ============       ============

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THIRTEEN WEEKS ENDED JANUARY 29, 1995
                                  (unaudited)



                                                           Pension
                                         Additional       Liability                         Total
                              Common      Paid-In        Over Prior         Retained     Shareholders'
                              Stock       Capital       Service Cost        Earnings        Equity
                              -----       -------       ------------        --------        ------
Balance, October 30, 1994     $5,619    $26,602,381        $(526,000)     $ 9,754,000     $35,836,000

Quasi-reorganization
  adjustment                    -           (38,000)             -                -           (38,000)

Loss applicable to
  common shareholders           -              -                -          (1,950,000)     (1,950,000)
                              ------    -----------     ------------      -----------     -----------

Balance, January 29, 1995     $5,619    $26,564,381        $(526,000)    $ 7,804,000      $33,848,000
                              ======    ===========     ============     ============     ===========

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               JANUARY 29, 1995
                                  (unaudited)


1. Forstmann & Company, Inc. ("the Company") is a leading designer, marketer and manufacturer of innovative, high quality fabrics which are used primarily in the production of brand-name and private label apparel for men and women. The Company also produces specialty fabrics for use in billiard and gaming tables, sports caps and career uniforms. A majority of the Company's common stock is owned by Odyssey Partners, L.P.

     The condensed financial statements presented herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information have been made. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 (the "1994 Form 10-K"), to which reference is made. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. Because of the seasonal nature of the Company's business, the results for the interim periods presented are not indicative of the results for a full fiscal year.

     Certain prior year's financial statement balances have been reclassified to conform with the current year's presentations.

2. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of:

                                                    January 29,                October 30,
                                                        1995                       1994
                                                        ----                       ----
             Raw materials and supplies             $12,954,000                $ 9,873,000
             Work-in-process                         57,822,000                 53,730,000
             Finished products                       25,614,000                 15,471,000
             Less market reserves                    (1,895,000)                (2,193,000)
                                                    -----------                -----------
             Total                                   94,495,000                 76,881,000
             Difference between LIFO
               carrying value and current
               replacement cost                       2,408,000                  2,558,000
                                                    -----------                -----------
             Current replacement cost               $96,903,000                $79,439,000
                                                    ===========                ===========

3.   Other assets consist of:

                                                    January 29,                October 30,
                                                        1995                       1994
                                                        ----                       ----
             Computer information systems,
               net of accumulated amortization
               of $3,043,000 and $2,669,000         $ 5,779,000                $ 5,896,000
             Deferred financing costs, net of
               amortization of $1,762,000 and
               $1,512,000                             3,014,000                  2,961,000
             Other                                      246,000                    119,000
                                                    -----------                -----------
             Total                                  $ 9,039,000                $ 8,976,000
                                                    ===========                ===========

4.   Accrued liabilities consist of:

                                                          January 29,           October 30,
                                                             1995                  1994
                                                             ----                  ----
        Salaries, wages and related
          payroll taxes                                 $  2,533,000          $  1,314,000
        Incentive compensation and ERA's                   1,070,000             1,027,000
        Vacation                                           2,265,000             2,022,000
        Employee benefits plans                              854,000               834,000
        Interest on long-term debt                         3,380,000               773,000
        Medical insurance premiums                         1,362,000             1,540,000
        Environmental remediation                            563,000               589,000
        Dissenters' settlement                                 5,000               831,000
        Other                                              2,467,000             3,342,000
                                                        ------------          ------------
        Total                                           $ 14,499,000          $ 12,272,000
                                                        ============          ============

5.   Long-term debt consists of:

                                                          January 29,           October 30,
                                                             1995                  1994
                                                             ----                  ----
        GECC Facility                                   $ 61,411,000          $ 58,696,000
        Senior Secured Notes                              27,000,000            27,000,000
        Subordinated Notes                                56,632,000            56,632,000
        CIT Equipment Facility                             9,102,000             7,082,000
        Capital lease obligations                          4,353,000             4,572,000
                                                        ------------          ------------
        Total                                            158,498,000           153,982,000
        Debt premium - Subordinated Notes                  4,129,000             4,329,000
        Current portion of long-term debt                 (7,280,000)           (2,714,000)
                                                        ------------          ------------
        Long-term debt                                  $155,347,000          $155,597,000
                                                        ============          ============

     The GECC Facility consists of an $85 million revolving line of credit and as of January 23, 1995, a $7.5 million term loan. Borrowings outstanding under the GECC Facility are due October 30, 1997.

     On December 22, 1994, the CIT Equipment Facility with the CIT Group/Equipment Financing, Inc. was amended to permit up to two additional loans not to exceed an aggregate of $5.0 million with the commitment period ending July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%.

6. Per share and share information for the thirteen weeks ended January 29, 1995 and January 30, 1994 are based upon actual loss applicable to common shareholders and the weighted average shares outstanding during the periods.

7. As discussed in Note 11 to the Company's annual financial statements in the 1994 Form 10-K, the Company has accrued certain estimated costs for environmental matters. Based upon the advice of outside environmental consultants, management believes that such accrual at January 29, 1995, is appropriate and reasonable.

8. As discussed in Note 11 to the Company's annual financial statements in the 1994 Form 10-K, the Company was involved in legal proceedings with certain shareholders who dissented from a 1992 merger with an affiliated company (the "Dissenters' Proceeding"). In September 1994, the Company concluded a settlement and a dismissal of claims with one of the dissenting shareholders and in December 1994, the Company concluded settlement of the remaining claims, paid such remaining dissenters $365,000 and agreed to pay certain other costs. The action has been dismissed and no claims remain pending in the Dissenters' Proceeding. During the first quarter of fiscal year 1995, the Company finalized and paid all remaining costs associated with the Dissenters' Proceeding. This increased the total estimated costs associated with the Dissenters' Proceeding from $1,788,000 to $1,826,000, all of which were charged to additional paid-in capital in accordance with the principles of quasi-reorganization accounting (see Note 14 to the Company's annual financial statements in the 1994 Form 10-K).

9. Subsequent to January 29, 1995, the Company entered into a 20 (twenty) year lease for its corporate and marketing offices. Concurrent with the consummation of the new lease, the landlord and the Company entered into a takeover agreement, effective August 1, 1995, whereby the landlord agreed to takeover the Company's remaining obligations under its existing office lease which expires in October 1996. Based on the estimated market value of the new lease compared to the Company's remaining obligation under the old lease, net of remaining deferred rent associated with the old lease, the Company expects to recognize a loss of $0.2 million. Additionally, the Company will incur accelerated amortization on leasehold improvements associated with the old lease.

     Under the terms of the new lease, the Company's rental payments will commence January 1, 1996 and future minimum rental payments, on a calendar year basis, will be $1.6 million per year through 2015. Such minimum rental payments will be adjusted periodically, subject to certain maximum limitations, based on changes in the Consumer Price Index (as defined). The Company expects to spend approximately $4.5 million in leasehold improvements and related fees and expenses, of which the landlord will contribute approximately $1.9 million.

Item 2.
- -------

                           FORSTMANN & COMPANY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



Reference is made to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1994 Form 10-K for a discussion of the Company's financial condition as of October 30, 1994, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1995 fiscal year.

Financial Condition and Liquidity
- ---------------------------------

        The Company has historically financed its operations and investing activities through a combination of borrowings, equipment financing and leasing, and internally generated funds. The Company's financing needs have arisen principally in connection with modernization and expansion of the Company's production capacity and with increased working capital needs that have accompanied seasonal sales growth.

        The Company's financing needs are funded from the proceeds from borrowings under the Company's five-year loan agreement dated as of October 30, 1992 with General Electric Capital Corporation ("GECC"), as agent and lender (the "GECC Facility"). The GECC Facility, which, as subsequently amended, includes a $7.5 million term loan (the "Term Loan") and a $85.0 million revolving line of credit (the "Revolving Line of Credit") (which includes a $7.5 million letter of credit facility). Proceeds from the Company's ordinary operations are applied to reduce the principal amount of borrowings outstanding under the Revolving Line of Credit. Unused portions of the Revolving Line of Credit may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations. At January 29, 1995 the aggregate amount of borrowings and letters of credit outstanding under the GECC Facility was approximately $66.5 million and loan availability, in excess of such borrowings and letters of credit under the GECC Facility, was approximately $4.5 million. In order to provide additional borrowing capacity during peak seasonal borrowing periods, on January 23, 1995, the GECC Facility was amended to provide the $7.5 million Term Loan, the proceeds of which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit.

        Since December 1991, the Company has been a party to a loan and Security Agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. which provides financing for the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. Each loan under the CIT Equipment Facility is a five-year purchase money loan, secured by a first (and only) perfected security interest in the equipment, and is payable in 60 consecutive installments of principal plus interest, payable monthly. Certain loans under the CIT Equipment Facility are additionally secured by $1.5 million in letters of credit. On December 22, 1994, the CIT Equipment Facility was further amended to permit up to two additional loans not to exceed an aggregate of $5.0 million with the commitment period ending on July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%. The interest rate on the remaining loan available under the CIT Equipment Facility is fixed at the Treasury Rate (as defined) plus 287 basis points.

        Historically, during the first half of its fiscal year, the Company utilizes cash to fund operations, whereas operations provide cash during the second half of the Company's fiscal year. However, due to the timing of wool purchases together with increased wool payables terms and stronger accounts receivable collections, operations provided approximately $1.0 million during the thirteen week period ended January 29, 1995 (the "1995 Period") as compared to operations using approximately $15.0 million during the thirteen week period ended January 30, 1994 (the "1994 Period"). Net cash used by investing activities during the 1995 Period, primarily for capital expenditures was $4.7 million, a decrease of $0.7 million from the 1994 Period. Investing activities during the 1995 Period were funded from cash provided by operations and from the $7.5 million proceeds of the Term Loan (which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit), and $2.5 million of additional borrowings under the CIT Equipment Facility which were somewhat offset by $4.8 million repayment of borrowings under the Revolving Line of Credit, $0.7 million repayment of loans under the CIT Equipment Facility and capital leases, and $0.9 million paid in connection with the Dissenters' Proceeding (see Note 8 to the Financial Statements contained in this Form 10-Q).

        The Company expects spending for capital expenditures, primarily machinery and equipment, in fiscal year 1995 to be slightly less than fiscal year 1994. The Company believes that cash generated from operations during the remaining portion of fiscal year 1995, borrowings under the GECC Facility, the remaining loan available under the CIT Equipment Facility and permitted operating leases will be sufficient to fund its ongoing working capital and capital expenditure requirements in fiscal year 1995.

        Working Capital at January 29, 1995 was $107.8 million, a decrease of $4.8 million from October 30, 1994. This decrease is attributable to a $14.5 million increase in current liabilities which was somewhat offset by a $9.7 million increase in current assets. The increase in current liabilities is primarily attributable to a $7.7 million increase in accounts payable primarily due to higher and extended terms wool payables, a $4.6 million increase in the current portion of long-term debt primarily due to reclassification of the $4.0 million payment due October 31, 1995 under the Company's Senior Secured Floating Rate Notes and $2.2 million increase in accrued liabilities primarily due to accrued interest on long-term debt due to quarterly and semi-annual interest payment requirements under certain of the Company's credit obligations. Further, due to the quarter ending prior to the calendar month-end, accrued salaries were higher at January 29, 1995.

        The increase in current assets is primarily due to a $17.6 million increase in inventories which was somewhat offset by an $8.2 million decline in accounts receivable. The increase in inventories is due to a $3.1 million increase in raw materials and supplies, a $4.1 million increase in work-in-process and a $10.1 million increase in finished products. Such increases in inventories precedes the historical seasonal increase in sales, which primarily occurs in the Company's second and third fiscal quarters. The decrease in accounts receivable is primarily attributable to collecting receivables during the 1995 Period which arose during the fourth quarter of fiscal year 1994 when the Company granted extended payment terms for the sale of certain products in response to competitive pressures in certain markets. Further, the collecting of receivables generated from higher sales in the fourth quarter of fiscal year 1994 as compared to the fourth quarter of fiscal year 1993 contributed to higher collections in the 1995 Period compared to the 1994 Period.

        The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for manufacturers to produce apparel for retail sale during the fall and winter months. As a result of normal payment terms for such fabrics, the Company historically receives the major portion of its payments thereon during July through October. This seasonal pattern is further influenced by the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating"), which permit payment 60 (sixty) days beyond July 1 for invoices billed in January through June. Accounts receivable at January 29, 1995 included $11.1 million of receivables with dating, an increase of $2.6 million compared to January 30, 1994. This increase is primarily attributable to sales in the fourth quarter of fiscal year 1994 which were made on extended credit terms due to competitive pressures. Such increase in extended term sales during the fourth quarter of fiscal year 1994 was somewhat offset by a $3.6 million decline in women's outerwear (coating) fabric sales during the 1995 Period compared to the 1994 Period. The Company believes that the decline in sales of coating fabrics is due to the exceptionally warm temperatures registered across the country in the fall and winter which has resulted in higher levels of women's coats remaining in retail inventories during the 1995 Period. Although the Company expects the recent downward trend in sales of women's coats, to somewhat reverse itself during the remainder of fiscal year 1995, there can be no assurance that such market improvement will occur. Further, should the demand for outerwear fabrics rebound to fiscal year 1994 levels, due to manufacturing constraints and the Company's customers' delivery requirements, the Company expects women's outerwear sales to be less in fiscal year 1995 than in fiscal year 1994.

The backlog at February 27, 1995 was $67.3 million as compared to $79.7 million at the same time a year earlier. The decline is primarily attributable to the reduced demand for women's coating fabrics as well as the effects of government orders being filled. Excluding government orders, which traditionally yield significantly lower gross profit margins, the backlog declined from $73.9 million to $66.2 million at February 27, 1995. The backlog reflects continued growth in men's woolens, Carpini/TM/ USA and the converting operations.

        The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. The cost of certain raw wool categories sourced from Australia has risen significantly, and a drought in Australia, which has resulted in a reduction in sheep herds, indicates that such costs will continue to increase in the near future. Based on wool costs incurred during the 1995 Period and the Company's forward purchase commitments and current wool market trends, the Company expects wool costs to increase significantly in fiscal year 1995 compared to fiscal year 1994.

        Subsequent to January 29, 1995, the Company entered into a 20 (twenty) year lease for its corporate and marketing offices. Concurrent with the consummation of the new lease, the landlord and the Company entered into a takeover agreement, effective August 1, 1995, whereby the landlord agreed to takeover the Company's remaining obligation under its existing office lease which expires in October 1996. Based on the estimated market value of the new lease compared to the Company's remaining obligations under the old lease, net of remaining deferred rent associated with the old lease, the Company expects to recognize a loss of $0.2 million. Additionally, the Company will incur accelerated amortization on leasehold improvements associated with the old lease.

Under the terms of the new lease, the Company's rental payments will commence January 1, 1996 and future minimum rental payments, on a calendar year basis, will be $1.6 million per year through 2015. Such minimum rental payments will be adjusted periodically, subject to certain maximum limitations, based on changes in the Consumer Price Index (as defined). The Company expects to spend approximately $4.5 million in leasehold improvements and related fees and expenses, of which the landlord will contribute approximately $1.9 million. Such leasehold improvements will be funded from borrowings under the GECC Facility and internally generated funds.



Results of Operations
- ---------------------

The 1995 Period Compared to the 1994 Period

        Net sales for the 1995 Period were $43.5 million, an increase of 16.2% from the 1994 Period. Total yards of fabric sold increased 24.0% during the 1995 Period. However, due to shifts in product mix, the average per yard selling price declined. The increase in sales was primarily due to an increase in womenswear woolen and worsted fabric sales. The increase in womenswear woolen sales reflects the return to historical sales levels of certain womenswear woolen fabrics which were depressed during the 1994 Period due to the over-ordering of certain wool fabrics by the Company's customers in 1993. Excluding government sales ($1.7 million in the 1995 Period and $0.2 million in 1994 Period), which traditionally yield lower gross profit margins, net sales for the 1995 Period increased 13.1% over the 1994 Period.

        Cost of goods sold increased $7.9 million to $36.6 million during the 1995 Period. Gross profit decreased $1.9 million or 21.3% to $6.9 million in the 1995 Period, and gross profit margin for the 1995 Period was 15.9% compared to 23.4% for the 1994 Period. The decline in gross profit is primarily due to the shift in product mix, including the increase in government sales, to fabrics yielding lower profit margins and the significant increase in raw wool costs.

        Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 6.9% to $5.2 million in the 1995 Period compared to $5.6 million in the 1994 Period. Over half of the decrease is attributable to a decrease in expenses associated with management incentive compensation during the 1995 Period due to targeted operating results not being achieved. A decrease in expenses associated with the recruitment and relocation of new employees further contributed to decreased selling, general, and administrative expenses during the 1995 Period.

        The provision for uncollectible accounts decreased from $1.2 million in the 1994 Period to $0.2 million in the 1995 Period. Such decrease is primarily attributable to the Company increasing its allowance for uncollectible accounts during the 1994 Period due to one of the Company's outerwear customers, which owed the Company $2.4 million, filing for protection under the federal Bankruptcy Code in February 1994.

        Interest expense for the 1995 Period was $4.6 million or $0.7 million higher than the 1994 Period. This increase is primarily due to the increases in the Federal Reserve discounts rates which began during calendar year 1994. Increases in the Federal Reserve discounts rates since the beginning of fiscal year 1994 have resulted in the Company's interest rates applicable to borrowings under the GECC Facility and Senior Secured Floating Rate Notes increasing by approximately 2.0% per annum.

        In both the 1995 Period and 1994 Period, the Company recognized an income tax benefit at an effective income tax rate of 39.5%

        Preferred stock in-kind dividends and accretion to redemption value was $64,000 in the 1995 Period and $58,000 in the 1994 Period, and the loss applicable to common shareholders was $2.0 million in the 1995 Period compared to $1.2 million in the 1994 Period.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:


(a)  Exhibits

     10.1(a) Lease dated January 31, 1995 between 1155 Avamer Realty Corp. and the Company.

     10.1(b) Lease Takeover Agreement dated January 31, 1995 between the Company and 1155 Avamer Realty Corp.

     11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

     15.1 Independent Accountants' Report, dated March 13, 1995 from Deloitte & Touche LLP to Forstmann & Company, Inc.

     23.1      Consent of Deloitte & Touche LLP.

     27        Financial Data Schedule.


(b)  Current Reports on Form 8-K

               Form 8-K filed November 18, 1994 regarding press release regarding anticipated results for fiscal 1994.

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



                                                  FORSTMANN & COMPANY, INC.
                                                  ------------------------------
                                                  (Registrant)



                                                  /s/ Rodney J. Peckham
                                                  ------------------------------
                                                  Rodney J. Peckham
                                                  Vice President, Treasurer
                                                  and Chief Accounting Officer
March 15, 1995
- --------------
    Date

                                 EXHIBIT INDEX

Exhibit                                                        Sequential
  No.      Description                                          Page No.
- -------    -----------                                         ----------
10.1(a)    Lease dated January 31, 1995 between 1155
           Avamer Realty Corp., and the Company.

10.1(b) Lease Takeover Agreement dated January 31, 1995 between the Company and 1155 Avamer Realty Corp.

11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

15.1       Independent Accountants' Report, dated
           March 13, 1995, from Deloitte & Touche
           LLP to Forstmann & Company, Inc.

23.1       Consent of Deloitte & Touche LLP.


27         Financial Data Schedule