Form 10-Q
period 1995-04-30
FORSTMANN & CO INC
filed 1995-06-19
CIK 798246

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1995
                               --------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________


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

There were 5,618,799 shares of common stock, $.001 par value, outstanding as of June 14, 1995.

Total number of pages: 41 pages.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FORSTMANN & COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THIRTEEN WEEKS ENDED APRIL 30, 1995 AND MAY 1, 1994 AND
           THE TWENTY-SIX WEEKS ENDED APRIL 30, 1995 AND MAY 1, 1994
                                  (unaudited)

                                    Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                  ------------------------  ---------------------------

                                   April 30,     May 1,       April 30,       May 1,
                                     1995         1994          1995           1994
                                  -----------  -----------  -------------  ------------

Net sales                         $69,399,000  $76,508,000  $112,926,000   $113,960,000

Cost of goods sold                 57,825,000   57,942,000    94,449,000     86,625,000
                                  -----------  -----------  ------------   ------------

Gross profit                       11,574,000   18,566,000    18,477,000     27,335,000

Selling, general and
  administrative expenses           5,474,000    5,367,000    10,670,000     10,945,000

Provision for uncollectible
  accounts                            295,000      200,000       521,000      1,419,000
                                  -----------  -----------  ------------   ------------

Operating income                    5,805,000   12,999,000     7,286,000     14,971,000

Interest expense, net               4,959,000    4,261,000     9,557,000      8,115,000
                                  -----------  -----------  ------------   ------------

Income (loss) before income
  taxes                               846,000    8,738,000    (2,271,000)     6,856,000

Income tax provision (benefit)        334,000    3,452,000      (897,000)     2,708,000
                                  -----------  -----------  ------------   ------------

Net income (loss)                     512,000    5,286,000    (1,374,000)     4,148,000

Preferred stock in-kind
  dividends and accretion
  to redemption value                  63,000       57,000       127,000        115,000
                                  -----------  -----------  ------------   ------------

Income (loss) applicable to
  common shareholders             $   449,000  $ 5,229,000  $ (1,501,000)  $  4,033,000
                                  ===========  ===========  ============   ============

Share and per share
  information:
    Income (loss) per common
      share                       $       .08  $       .94  $       (.27)  $        .72
                                  ===========  ===========  ============   ============

    Weighted average common
      shares outstanding            5,618,799    5,586,795     5,618,799      5,588,035
                                  ===========  ===========  ============   ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                      APRIL 30, 1995 AND OCTOBER 30, 1994
                                  (unaudited)

                                                   April 30,     October 30,
                                                     1995           1994
                                                 -------------  -------------
ASSETS
Current Assets:
  Cash                                           $     46,000   $     49,000
  Accounts receivable, net of allowance of
    $1,610,000 and $2,100,000                      67,467,000     57,089,000
  Current income taxes receivable                     300,000      1,500,000
  Inventories                                      88,526,000     76,881,000
  Current deferred tax assets                       4,339,000      4,339,000
  Other current assets                              1,808,000        943,000
                                                 ------------   ------------

    Total current assets                          162,486,000    140,801,000

Property, plant and equipment, net                 79,168,000     79,479,000
Other assets                                        8,754,000      8,976,000
                                                 ------------   ------------

    Total                                        $250,408,000   $229,256,000
                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt           $  7,625,000   $  2,714,000
  Accounts payable                                 25,398,000     13,153,000
  Accrued liabilities                              11,056,000     12,272,000
                                                 ------------   ------------

    Total current liabilities                      44,079,000     28,139,000

Long-term debt                                    163,118,000    155,597,000

Deferred tax liabilities                            5,419,000      6,316,000

Accrued additional pension liability in
  excess of accumulated benefit obligation            943,000        943,000

Redeemable preferred stock                          2,552,000      2,425,000

Shareholders' Equity:
  Common stock                                          5,619          5,619
  Additional paid-in capital                       26,564,381     26,602,381
  Excess of additional pension liability
    over unrecognized prior service cost, net        (526,000)      (526,000)
  Retained earnings since November 2, 1992          8,253,000      9,754,000
                                                 ------------   ------------

    Total shareholders' equity                     34,297,000     35,836,000
                                                 ------------   ------------

    Total                                        $250,408,000   $229,256,000
                                                 ============   ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE TWENTY-SIX WEEKS ENDED APRIL 30, 1995 AND MAY 1, 1994
                                  (unaudited)

                                                      April 30,       May 1,
                                                        1995           1994
                                                    -------------  -------------

Net income (loss)                                   $ (1,374,000)  $  4,148,000
                                                    ------------   ------------
Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
    Depreciation and amortization                      6,772,000      6,801,000
    Income tax provision (benefit)                      (897,000)     2,708,000
    Income taxes refunded                              1,200,000           -
    Provision for uncollectible accounts                 521,000      1,419,000
      (Gain) loss from disposal of machinery
      and equipment                                       53,000        (70,000)
    Other non-cash items                                (356,000)          -
    Changes in current assets and current
      liabilities:
        Accounts receivable                           (7,923,000)   (24,881,000)
        Inventories                                  (13,334,000)   (10,432,000)
        Other current assets                            (873,000)       (99,000)
        Accounts payable                              12,245,000     (6,054,000)
        Accrued liabilities                             (825,000)    (2,748,000)
        Accrued interest payable                          21,000         41,000
    Investment in notes receivable, net                  (10,000)       316,000
    Deferred financing costs                            (329,000)      (739,000)
                                                    ------------   ------------

  Total adjustments                                   (3,735,000)   (33,738,000)
                                                    ------------   ------------

    Net cash used by operating activities             (5,109,000)   (29,590,000)
                                                    ------------   ------------

Cash flows used in investing activities:
  Capital expenditures                                (6,194,000)    (7,504,000)
  Investment in other assets, principally
    computer information systems                        (769,000)    (1,168,000)
  Net proceeds from disposal of machinery
    and equipment                                        109,000        128,000
                                                    ------------   ------------

    Net cash used in investing activities             (6,854,000)    (8,544,000)
                                                    ------------   ------------

Cash flows from financing activities:
  Net borrowings under the Revolving
    Line of Credit                                     4,047,000     28,468,000
  Proceeds from the Term Loan                          7,500,000           -
  Proceeds from issuance of Senior Secured Notes            -        10,000,000
  Borrowings under the CIT Equipment Facility
    and other financing arrangements                   3,092,000      1,469,000
  Repayment of financing arrangements                 (1,810,000)    (1,828,000)
  Incentive stock options exercised                         -            25,000
  Cash paid in connection with Dissenters'
    Proceeding                                          (869,000)          -
                                                    ------------   ------------

    Net cash provided by financing activities         11,960,000     38,134,000
                                                    ------------   ------------

Net decrease in cash                                      (3,000)          -

Cash at beginning of period                               49,000         53,000
                                                    ------------   ------------

Cash at end of period                               $     46,000   $     53,000
                                                    ============   ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE TWENTY-SIX WEEKS ENDED APRIL 30, 1995
                                  (unaudited)




                                                      Pension
                                      Additional     Liability                      Total
                             Common    Paid-In      Over Prior      Retained    Shareholders'
                             Stock     Capital     Service Cost     Earnings        Equity
                             ------  ------------  -------------  ------------  --------------

Balance, October 30, 1994    $5,619  $26,602,381      $(526,000)  $ 9,754,000     $35,836,000

Quasi-reorganization
  adjustment                   -         (38,000)          -             -            (38,000)

Loss applicable to
  common shareholders          -            -              -       (1,501,000)     (1,501,000)
                             ------  -----------   ------------   -----------     -----------

Balance, April 30, 1995      $5,619  $26,564,381      $(526,000)  $ 8,253,000     $34,297,000
                             ======  ===========   ============   ===========     ===========


See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1995
                                  (unaudited)

1. Forstmann & Company, Inc. (the "Company") is a leading designer, marketer and manufacturer of innovative, high quality fabrics which are used primarily in the production of brand-name and private label apparel for men and women. The Company also produces specialty fabrics for use in billiard and gaming tables, sports caps and career uniforms. A majority of the Company's common stock is owned by Odyssey Partners, L.P.

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

2.  Accounts receivable consist of:
                                          April 30,   October 30,
                                            1995         1994
                                         -----------  -----------
       Trade receivables, net            $64,408,000  $56,838,000
       Barter credits                      1,689,000         -
       Sales and use taxes receivable      1,276,000        6,000
       Other                                  94,000      245,000
                                         -----------  -----------
                                         $67,467,000  $57,089,000
                                         ===========  ===========

During the thirteen week period ended April 30, 1995, the Company received notification from the State of Georgia concerning the refund of sales and use taxes paid in prior years. Accordingly, such refund has been reflected in the accompanying financial statements. Such refund, including interest, was received subsequent to April 30, 1995. To the extent such refund, net of costs associated with the refund, related to amounts included as a component of property, plant and equipment at April 30, 1995, it was credited to property, plant and equipment. Remaining amounts of $0.4 million were recognized as income.

During the thirteen week period ended April 30, 1995, the Company exchanged inventories with a net book value of $1.8 million for barter credits that may be used in partial consideration for future goods and services purchased through a barter syndicate. This transaction was recorded based upon the net book value of the inventories and did not give rise to any profit.

3. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of:

                                      April 30,    October 30,
                                         1995          1994
                                     ------------  ------------
     Raw materials and supplies      $12,930,000   $ 9,873,000
     Work-in-process                  58,495,000    53,730,000
     Finished products                19,143,000    15,471,000
     Less market reserves             (2,042,000)   (2,193,000)
                                     -----------   -----------
     Total                           $88,526,000    76,881,000
     Difference between LIFO
       carrying value and current
       replacement cost                2,408,000     2,558,000
                                     -----------   -----------
     Current replacement cost        $90,934,000   $79,439,000
                                     ===========   ===========


4.  Other assets consist of:

                                         April 30,   October 30,
                                           1995         1994
                                        ----------   ----------
 Computer information systems,
  net of accumulated amortization
  of $3,425,000 and $2,640,000          $5,713,000   $5,896,000
 Deferred financing costs, net of
  amortization of $2,039,000 and
  $1,512,000                             2,764,000    2,961,000
 Other                                     277,000      119,000
                                        ----------   ----------
 Total                                  $8,754,000   $8,976,000
                                        ==========   ==========

5.  Accrued Liabilities consist of:

                                         April 30,   October 30,
                                           1995          1994
                                        -----------  ------------
    Salaries, wages and related
      payroll taxes                     $ 1,233,000   $ 1,314,000
    Incentive compensation and ERA's      1,155,000     1,027,000
    Vacation                              2,943,000     2,022,000
    Employee benefits plans                 850,000       868,000
    Interest on long-term debt              794,000       773,000
    Medical insurance premiums            1,427,000     1,540,000
    Environmental remediation               493,000       589,000
    Dissenters' settlement                     -          831,000
    Other                                 2,161,000     3,308,000
                                        -----------   -----------
    Total                               $11,056,000   $12,272,000
                                        ===========   ===========

6.  Long-term debt consists of:

                                           April 30,     October 30,
                                             1995           1994
                                         -------------  -------------

    GECC Facility                        $ 70,243,000   $ 58,696,000
    Senior Secured Notes                   27,000,000     27,000,000
    Subordinated Notes                     56,632,000     56,632,000
    CIT Equipment Facility                  8,487,000      7,082,000
    Capital lease obligations               4,087,000      4,540,000
    Other financing agreements                364,000         32,000
                                         ------------   ------------
    Total                                 166,813,000    153,982,000
    Debt premium - Subordinated Notes       3,930,000      4,329,000
    Current portion of long-term debt      (7,625,000)    (2,714,000)
                                         ------------   ------------
    Long-term debt                       $163,118,000   $155,597,000
                                         ============   ============

The GECC Facility consists of an $85 million revolving line of credit and as of January 23, 1995, was amended to include a $7.5 million term loan. Borrowings outstanding under the GECC Facility are due October 30, 1997.

On December 22, 1994, the CIT Equipment Facility was amended to permit up to two additional loans not to exceed an aggregate of $5.0 million. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%.

Effective as of April 30, 1995, certain financial covenants under the GECC Facility, the indenture to the Senior Secured Notes and the CIT Equipment Facility (as those terms are hereinafter defined in Item 2 of this Report on Form 10-Q) were amended. Had these amendments not been effective as of such date, the Company would not have been in compliance with, among other things, the minimum adjusted tangible net worth, EBITDA, and certain EBITDA related ratio requirements in two of those agreements as a result of the Company's weaker than expected operating performance for the thirteen week period ended April 30, 1995. Such weaker performance was primarily due to rising wool costs, increased interest expense and other factors. In consideration for amending the CIT Equipment Facility, the Company agreed to the termination of the remaining $2.5 million commitment previously available to the Company under the CIT Equipment Facility. The amendment to the GECC Facility imposes covenant requirements, which are generally more restrictive than prior covenant requirements, institutes tests on a monthly basis and revised caps, for borrowing availability purposes, for certain categories of inventory and accounts receivable. Based on such caps, borrowing availability under the GECC Facility, net of outstanding borrowings and letters of credit, was $14.4 million at April 30, 1995. The Company has agreed to repay $2.5 million of the $7.5 million Term Loan outstanding under the GECC Facility on July 1, 1995 and repay the remaining Term Loan balance on September 1, 1995. Accordingly, at September 1, 1995, the GECC Facility will consist of only the $85.0 million Revolving Line of Credit. At no time during the twelve month period ended April 30, 1995 did borrowings outstanding under the GECC Facility exceed $85.0 million. Based upon current financial forecasts, management of the Company believes that the Company will not be in violation of any covenant requirements of any of its debt facilities at any time during the next twelve months. However, depending upon the results of future operations, a future violation may occur. If the Company were to violate covenant requirements and the Company's creditors were to demand the repayment of their debt, the Company would not have sufficient immediate funds to repay such obligations absent new sources of financing. GECC has indicated that it intends to conduct an inventory collateral valuation review and, in accordance with the amended terms of the GECC Facility, may adjust availability based upon the results of such review. If availability adjustments are substantial, the Company may not have adequate financial resources to fund on-going operations and investing activities.

7. Share and per share information for the thirteen and twenty-six weeks ended April 30, 1995 and May 1, 1994 are based upon actual income (loss) applicable to common shareholders and the weighted average shares outstanding during the periods.

8. As discussed in Note 11 to the Company's annual financial statements in the 1994 Form 10-K, the Company has accrued certain estimated costs for environmental matters. Based upon the advice of outside environmental consultants, management believes that such accrual at April 30, 1995, is appropriate and reasonable.

9. As discussed in Note 11 to the Company's annual financial statements in the 1994 Form 10-K, the Company was involved in legal proceedings with certain shareholders who dissented from a 1992 merger with an affiliated company (the "Dissenters' Proceeding"). In September 1994, the Company concluded a settlement and a dismissal of claims with one of the dissenting shareholders and in December 1994, the Company concluded settlement of the remaining claims, paid such remaining dissenters $365,000 and agreed to pay certain other costs. The action has been dismissed and no claims remain pending in the Dissenters' Proceeding. During the first quarter of fiscal year 1995, the Company finalized and paid all remaining costs associated with the Dissenters' Proceeding. This increased the total estimated costs associated with the Dissenters' Proceeding from $1,788,000 to $1,826,000, all of which were charged to additional paid-in capital in accordance with the principles of quasi-reorganization accounting (see Note 14 to the Company's annual financial statements in the 1994 Form 10-K).

10. The Company was unable to negotiate a favorable extension or renewal of its existing corporate and marketing office lease which expires in October 1996 and on January 31, 1995, the Company entered into a twenty (20) year lease with a new landlord for such office space. Concurrent with the consummation of the new lease, the landlord and the Company entered into a takeover agreement, effective August 1, 1995, whereby the landlord agreed to take over the Company's remaining obligations under its existing office lease which expires in October 1996. Based on the estimated market value of the new lease compared to the Company's remaining obligation under the old lease, the Company is recognizing a loss of $0.4 million. Additionally, the Company is incurring accelerated amortization on leasehold improvements associated with the old lease.

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

Financial Condition and Liquidity
- ---------------------------------

The Company has historically financed its investing activities and the seasonal nature of its operations through a combination of borrowings, equipment financing and leasing, and internally generated funds. The Company's investing needs have arisen principally in connection with modernization and expansion of the Company's production capacity.

The Company's financing needs are funded from the proceeds from borrowings under the Company's five-year loan agreement dated as of October 30, 1992 with General Electric Capital Corporation ("GECC"), as agent and lender (the "GECC Facility"). The GECC Facility, as subsequently amended, includes a $7.5 million term loan (the "Term Loan") and a $85.0 million revolving line of credit (the "Revolving Line of Credit") (which includes a $7.5 million letter of credit facility). As a part of the recent amendment to the GECC Facility, the Company agreed to repay $2.5 million of the Term Loan on July 1, 1995 and to repay the remaining Term Loan balance on September 1, 1995. Proceeds from the Company's ordinary operations are applied to reduce the principal amount of borrowings outstanding under the Revolving Line of Credit. Unused portions of the Revolving Line of Credit may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations. At April 30, 1995 the aggregate amount of borrowings and letters of credit outstanding under the GECC Facility was approximately $75.1 million and loan availability, in excess of such borrowings and letters of credit under the GECC Facility, was approximately $14.4 million.

Since December 1991, the Company has been a party to a Loan and Security Agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. which provides financing for the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. Each loan under the CIT Equipment Facility is a five-year purchase money loan, secured by a first (and only) perfected security interest in the equipment, and is payable in 60 consecutive installments of principal plus interest, payable monthly. Certain loans under the CIT Equipment Facility are additionally secured by $1.5 million in letters of credit. On December 22, 1994, the CIT Equipment Facility was further amended to permit up to two additional loans not to exceed an aggregate of $5.0 million with the commitment period ending on July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%. Effective as of April 30, 1995, the CIT Equipment Facility was amended to, among other things, terminate the commitment period in consideration for amending certain of the financial covenant requirements under the CIT Equipment Facility.

As discussed in Note 6 to the Financial Statements effective as of April 30, 1995, certain financial covenants under the GECC Facility, the indenture to the Senior Secured Floating Rate Notes (the "Senior Secured Notes") and the CIT Equipment Facility were amended. Had these amendments not been effective as of such date, the Company would not have been in compliance as of such date with, among other things, the minimum adjusted tangible net worth, EBITDA, and certain EBITDA related ratio requirements in two of those agreements as a result of the Company's weaker than expected operating performance for the thirteen week period ended April 30, 1995. Such weaker performance was primarily due to rising wool costs, increased interest expense and other factors discussed more thoroughly herein. The amendment to the GECC Facility imposes covenant requirements, which are generally more restrictive than prior covenant requirements, institutes tests on a monthly basis and revised caps, for borrowing availability purposes, for certain categories of inventory and accounts receivable. The Company has agreed to repay $2.5 million of the $7.5 million Term Loan outstanding under the GECC Facility on July 1, 1995 and repay the remaining Term Loan balance on September 1, 1995. Accordingly, at September 1, 1995, the GECC Facility will consist of only the $85.0 million Revolving Line of Credit. At no time during the twelve month period ended April 30, 1995 did borrowings outstanding under the GECC Facility exceed $85.0 million. Based on such caps, borrowing availability under the GECC Facility net of outstanding borrowing and letters of credit under the GECC Facility was $14.4 million at April 30, 1995.

Historically, during the first half of its fiscal year, the Company utilizes cash to fund operations, whereas operations provide cash during the second half of the Company's fiscal year. Net cash used by operations was approximately $5.6 million during the twenty-six week period ended April 30, 1995 (the "1995 Period") as compared to net cash used by operations of approximately $29.6 million during the twenty-six week period ended May 1, 1994 (the "1994 Period"). Net cash used by investing activities during the 1995 Period, primarily for capital expenditures, was $6.4 million, a decrease of $2.2 million from the 1994 Period. Operating and investing activities during the 1995 Period were funded from $4.0 million of net borrowings under the Revolving Line of Credit, the $7.5 million proceeds of the Term Loan (which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit), and $3.1 million of additional borrowings under the CIT Equipment Facility and other financing arrangements which were somewhat offset by $1.8 million repayment of loans under the CIT Equipment Facility and other financing arrangements, and $0.9 million paid in connection with the final settlement of the Dissenters' Proceeding (see
Note 9 to the Financial Statements contained in this Form 10-Q).

The Company expects spending for capital expenditures, primarily machinery and equipment, in fiscal year 1995 to be less than fiscal year 1994. The Company believes that cash generated from operations during the remaining portion of fiscal year 1995, borrowings under the GECC Facility, the remaining loan available under the CIT Equipment Facility and permitted operating leases will be sufficient to fund its ongoing working capital and capital expenditure requirements in fiscal year 1995.

Working Capital at April 30, 1995 was $118.4 million, an increase of $5.7 million from October 30, 1994. This increase is attributable to a $21.7 million increase in current assets which was somewhat offset by a $16.0 million increase in current liabilities. The increase in current assets is primarily due to a $7.9 million increase in accounts receivable and a $13.3 million increase in inventories. The increase in accounts receivable is due to the seasonal nature of the Company's sales. The increase in inventories is due to a $3.1 million increase in raw materials and supplies, a $4.8 million increase in work-in-process and a $3.7 million increase in finished products. Such increases in inventories precedes the historical seasonal increase in sales, which primarily occurs in the Company's second and third fiscal quarters. The increase in current liabilities is primarily attributable to a $12.2 million increase in accounts payable primarily due to higher and extended terms for wool payables, a $4.9 million increase in the current portion of long-term debt primarily due to reclassification of the $4.0 million payment due October 31, 1995 under the Company's Senior Secured Notes and a $1.2 million decrease in accrued liabilities.

The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for manufacturers to produce apparel for retail sale during the fall and winter months. As a result of normal payment terms for such fabrics, the Company historically receives the major portion of its payments thereon during July through October. This seasonal pattern is further influenced by the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating"), which permits payment sixty (60) days beyond July 1 for invoices billed in January through June. Accounts receivable at April 30, 1995 included $16.1 million of receivables with dating, a decrease of $6.7 million compared to May 1, 1994. This decrease is primarily attributable to a $10.3 million decline in women's outerwear (coating) fabric sales during the 1995 Period compared to the 1994 Period. The Company believes that the decline in sales of coating fabrics is due to the exceptionally warm temperatures registered across the country during the previous fall and winter seasons which has resulted in higher levels of women's coats remaining in retail inventories during the 1995 Period. The Company expects women's outerwear sales to be less in fiscal year 1995 than in fiscal year 1994.


The sales backlog at May 28, 1995 was $48.5 million as compared to $62.6 million at the same time a year earlier. The decline is primarily attributable to the reduced demand for women's coating, menswear and specialty fabrics as well as the effects of government orders being filled, all of which were somewhat offset by higher womenswear orders. Excluding government orders, which traditionally yield significantly lower gross profit margins, the backlog declined from $56.9 million to $48.4 million at May 28, 1995. The backlog reflects continued growth in womenswear woolens and worsted and Carpini/TM/ USA.

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. The cost of certain raw wool categories sourced from Australia has risen significantly, due in part to a drought in Australia which has resulted in a reduction in sheep herds and the effect of fluctuating raw wool purchases by certain Far Eastern counties, indicates that such costs will continue to increase in the near future. Based on wool costs incurred during the 1995 Period and the Company's forward purchase commitments and current wool market trends, the Company expects wool costs to continue to be significantly higher during the remainder of fiscal year 1995 as compared to fiscal year 1994.

The Company was unable to negotiate a favorable extension or renewal of its existing corporate and marketing office lease which expires in October 1996 and on January 31, 1995, the Company entered into a twenty (20) year lease with a new landlord for such office space. Concurrent with the consummation of the new lease, the landlord and the Company entered into a lease takeover agreement, effective August 1, 1995, whereby the landlord agreed to take over the Company's remaining obligation under its existing office lease.

Under the terms of the new lease, the Company's rental payments will commence January 1, 1996 and future minimum rental payments, on a calendar year basis, will be $1.6 million per year through 2015. Such minimum rental payments will be adjusted periodically, subject to certain maximum limitations, based on changes in the Consumer Price Index (as defined). The Company expects to spend approximately $4.5 million in leasehold improvements and related fees and expenses, of which the landlord will contribute approximately $1.9 million. Such leasehold improvements will be funded from borrowings under the GECC Facility.

RESULTS OF OPERATIONS
- ---------------------

THE 1995 TWENTY-SIX WEEK PERIOD COMPARED TO THE 1994 TWENTY-SIX WEEK PERIOD

Net sales for the 1995 Period were $112.9 million, a $1.0 million decrease from the 1994 Period. Total yards of fabric sold increased 2.3% during the 1995 Period. However, due to shifts in product mix, the average per yard selling price declined. The decrease in sales was primarily due to a decline in women's outerwear, menswear and speciality fabric sales which was somewhat offset by an increase in womenswear woolen and worsted, converting, Carpini/TM/ USA and government fabrics sales. The increase in womenswear woolen sales reflects the return to historical sales levels of certain womenswear woolen fabrics which were depressed during the 1994 Period due to the over-ordering of certain wool fabrics by the Company's customers in 1993. Excluding government sales ($3.5 million in the 1995 Period and $0.7 million in 1994 Period), which traditionally yield lower gross profit margins, net sales for the 1995 Period decreased $3.9 million from the 1994 Period.

Cost of goods sold increased $7.8 million to $94.4 million during the 1995 Period. Gross profit decreased $8.9 million or 32.4% to $18.5 million in the 1995 Period, and gross profit margin for the 1995 Period was 16.4% compared to

24.0% for the 1994 Period. The decline in gross profit margin is primarily due to the shift in product mix, including the increase in government sales, to fabrics yielding lower profit margins and the significant increases in raw wool costs.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 2.5% to $10.7 million in the 1995 Period compared to $10.9 million in the 1994 Period. The decrease is attributable to a decrease in expenses associated with management incentive compensation during the 1995 Period due to targeted operating results not being achieved.

The provision for uncollectible accounts decreased from $1.4 million in the 1994 Period to $0.5 million in the 1995 Period. Such decrease is primarily attributable to the Company increasing its allowance for uncollectible accounts during the 1994 Period due to one of the Company's outerwear customers, which owed the Company $2.4 million, filing for protection under the federal Bankruptcy Code in February 1994.

Interest expense for the 1995 Period was $9.6 million or $1.4 million higher than the 1994 Period. This increase is primarily due to the increases in the Federal Reserve discount rates which began during calendar year 1994. Increases in the Federal Reserve discount rates since the beginning of fiscal year 1994 have resulted in the Company's interest rates applicable to borrowings under the GECC Facility and Senior Secured Floating Rate Notes increasing by approximately 2.9% per annum.

The Company's effective income tax rate was 39.5% for both the 1995 Period and 1994 Period.

Preferred stock in-kind dividends and accretion to redemption value was $127,000 in the 1995 Period and $115,000 in the 1994 Period, and the loss applicable to common shareholders was $1.5 million in the 1995 Period compared to income applicable to common shareholders of $4.0 million in the 1994 Period.

THE THIRTEEN WEEKS ENDED APRIL 30, 1995 (THE "1995 SECOND QUARTER") COMPARED TO THE THIRTEEN WEEKS ENDED MAY 1, 1994 (THE "1994 SECOND QUARTER")

Net sales for the 1995 Second Quarter were $69.4 million, a decrease of 9.3% from the 1994 Second Quarter. Total yards of fabric sold decreased approximately 8.3% during the 1995 Second Quarter. Such decrease is primarily attributable to decreases in the Company's core woolen and worsted menswear and womenswear apparel fabrics business, which decreases are primarily due to the continuing sluggishness of retail apparel sales. The most significant decline occurred in women's outerwear fabrics which declined by 43.6% during the 1995 Second Quarter. The Company believes that the decline in sales of coating fabrics is due to the exceptionally warm temperatures registered in the fall and winter months which has resulted in higher levels of women's coats remaining in retail inventories. Gross profit decreased 37.7% in the 1995 Second Quarter to $11.6 million. The gross profit margin for the 1995 Second Quarter was 16.7%, compared to 24.3% for the 1994 Second Quarter.

Reference is made to the discussion regarding sales, sales mix, cost of goods sold and gross profit in the previous comparison of operations for the 1995 Period and the 1994 Period for an explanation of the foregoing variations.

Selling, general and administrative expenses, excluding the provision for doubtful accounts, was $5.5 million in the 1995 Second Quarter, compared to $5.4 million in the 1994 Second Quarter.

The provision for uncollectible accounts increased from $0.2 million in the 1994 Second Quarter to $0.3 million in the 1995 Second Quarter. The Company establishes a specific allowance for uncollectible accounts based on its quarterly review and assessment of the collectibility of aged balances included in accounts receivable. Additionally, the Company establishes a general allowance for uncollectible accounts based, in part, on historical trends and the status of the economy and its effect on the Company's customers.

Interest expense for the 1995 Second Quarter increased 16.4% to $5.0 million, primarily due to the same factors that contributed to the increase in interest expense during the 1995 Period.

In the 1995 Second Quarter and 1994 Second Quarter the Company recognized an income tax provision at an effective tax rate of 39.5% on income before income taxes.



Preferred stock in-kind dividends and accretion to redemption value was $63,000 in the 1995 Second Quarter and $57,000 in the 1994 Second Quarter. As a result of the foregoing, the Company's income applicable to common shareholders decreased $4.8 million to $0.4 million in the 1995 Second Quarter, compared to income applicable to common shareholders of $5.2 million in the 1994 Second Quarter.

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

   (a) Date and type of meeting: April 4, 1995 -- Annual Meeting of
Shareholders

   (b) Name of each director elected at the meeting:

      Stephen Berger
      Cameron Clark, Jr.
      Steven Friedman
      F. Peter Libassi
      Alain Oberrotman
      Christopher Schaller

   No persons other than the above had a term of office as director continuing after the meeting.

   (c) Matters voted upon at the Annual Meeting of Shareholders:

                                                                Abstentions
                                                 Votes Against  and Broker
Matter                               Votes For   or Withheld    Non-Votes

Ratification of selection of         4,938,554       1,700        3,197
Deloitte & Touche as independent
auditors for fiscal year 1995

Election of directors:
     Stephen Berger                  4,916,351       27,100
     Cameron Clark, Jr.              4,916,351       27,100
     Steven Friedman                 4,913,351       30,100
     F. Peter Libassi                4,916,351       27,100
     Alain Oberrotman                4,916,351       27,100
     Christopher Schaller            4,916,351       27,100


Item 6.  Exhibits and Reports on Form 8-K:


   (a)  Exhibits

    4.1     Twelfth Amendment, dated June 16, 1995, to the Loan Agreement.

    4.2 Sixth Amendment to the Loan and Security Agreement, dated as of June 15, 1995.

    4.3 Supplemental Indenture, dated as of June 15, 1995, between the Company and Shawmut Bank Connecticut, National Association, as trustee, relating to the Senior Secured Notes.

   11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

   15.1 Independent Accountants' Report, dated June 16, 1995 from Deloitte & Touche LLP to Forstmann & Company, Inc.

   23.1     Consent of Deloitte & Touche LLP.

   27.      Financial Data Schedule.


   (b)  Current Reports on Form 8-K

        None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FORSTMANN & COMPANY, INC.
                               -----------------------------
                               (Registrant)



                               /s/ Kenneth J. Doel
                               ------------------------------
                               Kenneth J. Doel
                               Executive Vice President
                               and Chief Financial Officer
June 19, 1995
- -------------
   Date

                                 EXHIBIT INDEX


Exhibit                                                             Sequential
  No.      Description                                                Page No.
- -------    -----------                                              ----------


 4.1 Twelfth Amendment, dated June 16, 1995, to the Loan Agreement.

 4.2       Sixth Amendment to the Loan and Security
           Agreement, dated as of June 15, 1995.

 4.3       Supplemental Indenture, dated as of June
           15, 1995, between the Company and Shawmut
           Bank Connecticut, National Association, as trustee, relating to the Senior Secured Notes.

11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

15.1       Independent Accountants' Report, dated
           June 16, 1995, from Deloitte & Touche LLP to
           Forstmann & Company, Inc.

23.1       Consent of Deloitte & Touche LLP.

27         Financial Data Schedule.