Form 10-Q
period 1995-07-30
FORSTMANN & CO INC
filed 1995-09-27
CIK 798246

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 1995
                               -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to_____________________


Commission File Number:  1-9474



                           FORSTMANN & COMPANY, INC.
                             (Debtor-in-Possession)
             (Exact name of registrant as specified in its charter)



                 GEORGIA                          58-1651326
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification No.)



                          1155 Avenue of the Americas
                            New York, New York 10036
                    (Address of principal executive offices)



                                 (212) 642-6900
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  Yes            No
                                    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     There were 5,618,799 shares of voting common stock, $.001 par value, outstanding as of September 26, 1995.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FORSTMANN & COMPANY, INC.
                            (Debtor-in-Possession)
                      CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THIRTEEN WEEKS ENDED JULY 30, 1995 AND JULY 31, 1994, AND
                   THE THIRTY-NINE WEEKS ENDED JULY 30, 1995
                               AND JULY 31, 1994
                                  (unaudited)


                                  Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                               -------------------------     ---------------------------
                                 July 30,     July 31,         July 30,       July 31,
                                   1995         1994             1995           1994
                               -----------   -----------     ------------   ------------
Net sales                      $68,608,000   $69,092,000     $181,534,000   $183,052,000

Cost of goods sold              59,525,000    54,919,000      153,974,000    141,544,000
                               -----------   -----------     ------------   ------------

Gross profit                     9,083,000    14,173,000       27,560,000     41,508,000

Selling, general and
  administrative expenses        6,614,000     5,212,000       17,284,000     16,157,000

Provision for uncollectible
  accounts                       1,177,000       187,000        1,698,000      1,606,000
                               -----------   -----------     ------------   ------------

Operating income                 1,292,000     8,774,000        8,578,000     23,745,000

Interest expense, net            5,698,000     4,726,000       15,255,000     12,841,000
                               -----------   -----------     ------------   ------------

Income (loss) before income
  taxes                         (4,406,000)    4,048,000       (6,677,000)    10,904,000

Income tax provision
 (benefit)                      (1,740,000)    1,599,000       (2,637,000)     4,307,000
                               -----------   -----------     ------------   ------------

Net income (loss)               (2,666,000)    2,449,000       (4,040,000)     6,597,000

Preferred stock in-kind
  dividends and accretion
  to redemption value               64,000        58,000          191,000        173,000
                               -----------   -----------     ------------   ------------
Income (loss) applicable
  to common shareholders       $(2,730,000)  $ 2,391,000     $ (4,231,000)  $  6,424,000
                               ===========   ===========     ============   ============

Per share and share
  information:
  Income (loss) per common
    share                            $(.49)         $.43            $(.75)         $1.15
                               ===========   ===========     ============   ============

  Weighted average common
    shares outstanding           5,618,799     5,588,766        5,618,799      5,587,479
                               ===========   ===========     ============   ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                            (Debtor-in-Possession)
                           CONDENSED BALANCE SHEETS
                      JULY 30, 1995 AND OCTOBER 30, 1994
                                  (unaudited)



                                                 July 30,      October 30,
                                                   1995           1994
                                               -------------  -------------
ASSETS
Current Assets:
  Cash                                         $     46,000   $     49,000
  Accounts receivable, net of allowance of
    $2,682,000 and $2,100,000, respectively      70,794,000     57,089,000
  Current income taxes receivable                 1,586,000      1,500,000
  Inventories                                    77,813,000     76,881,000
  Current deferred tax assets                     6,062,000      4,339,000
  Other current assets                            1,319,000        943,000
                                               ------------   ------------

Total current assets                            157,620,000    140,801,000

Property, plant and equipment, net               80,181,000     79,479,000
Other assets                                     10,336,000      8,976,000
                                               ------------   ------------

    Total                                      $248,137,000   $229,256,000
                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt         $  7,632,000   $  2,714,000
  Long-term debt in default classified as
    current                                     160,262,000              -
  Accounts payable                               22,395,000     13,153,000
  Accrued liabilities                            13,516,000     12,272,000
                                               ------------   ------------

    Total current liabilities                   203,805,000     28,139,000

Long-term debt                                    2,890,000    155,597,000

Deferred tax liabilities                          6,316,000      6,316,000

Accrued additional pension liability in
  excess of accumulated benefit obligation          943,000        943,000

Redeemable preferred stock                        2,616,000      2,425,000

Shareholders' Equity:
  Common stock                                        5,619          5,619
  Additional paid-in capital                     26,564,381     26,602,381
  Excess of additional pension liability
    over unrecognized prior service cost,
    net                                            (526,000)      (526,000)
  Retained earnings since November 2, 1992        5,523,000      9,754,000
                                               ------------   ------------

    Total shareholders' equity                   31,567,000     35,836,000
                                               ------------   ------------

    Total                                      $248,137,000   $229,256,000
                                               ============   ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                            (Debtor-in-Possession)
                      CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE THIRTY-NINE WEEKS ENDED JULY 30, 1995
                               AND JULY 31, 1994
                                  (unaudited)

                                                      July 30,       July 31,
                                                        1995           1994
                                                    -------------  -------------

Net income (loss)                                   $ (4,040,000)  $  6,597,000
                                                    ------------   ------------

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
    Depreciation and amortization                     10,388,000     10,346,000
    Income tax provision (benefit)                    (2,637,000)     4,307,000
    Income tax refunds (payments), net                   829,000       (571,000)
    Provision for uncollectible accounts               1,698,000      1,606,000
    Loss (gain) from disposal and impairment of
      machinery and equipment                             56,000        (66,000)
    Other non-cash items                                (368,000)             -
    Changes in current assets and current
      liabilities:
        Accounts receivable                          (15,393,000)   (35,133,000)
        Inventories                                   (2,636,000)    (3,035,000)
        Other current assets                            (380,000)      (446,000)
        Accounts payable                               9,242,000     (7,525,000)
        Accrued liabilities                             (109,000)    (2,590,000)
        Accrued interest payable                       2,188,000      2,248,000
    Investment in notes receivable, net                  (10,000)       430,000
    Deferred financing costs                            (572,000)      (765,000)
                                                    ------------   ------------

  Total adjustments                                    2,296,000    (31,194,000)
                                                    ------------   ------------

    Net cash used by operating activities             (1,744,000)   (24,597,000)
                                                    ------------   ------------

Cash flows used in investing activities:
  Capital expenditures, net of sales and use
    tax refund                                        (9,401,000)   (10,177,000)
  Investment in other assets, principally
    computer information systems                      (1,170,000)    (1,724,000)
  Net proceeds from disposal of machinery and
    equipment                                            110,000        128,000
                                                    ------------   ------------

    Net cash used by investing activities            (10,461,000)   (11,773,000)
                                                    ------------   ------------

Cash flows from financing activities:
  Net borrowings under the Revolving Line of
    Credit                                             7,686,000     25,927,000
  Proceeds from the Term Loan                          7,500,000              -
  Repayment of the Term Loan                          (2,500,000)             -
  Proceeds from issuance of Senior Secured Notes               -     10,000,000
  Borrowings under the CIT Equipment Facility
    and other financing arrangements                   3,092,000      3,099,000
  Repayment of the CIT Equipment Facility and
    other financing arrangements                      (2,707,000)    (2,681,000)
  Incentive stock options exercised                            -         25,000
  Cash paid in connection with Dissenters'
    Proceeding                                          (869,000)             -
                                                    ------------   ------------

    Net cash provided by financing activities         12,202,000     36,370,000
                                                    ------------   ------------

Net decrease in cash                                      (3,000)             -

Cash at beginning of period                               49,000         53,000
                                                    ------------   ------------
Cash at end of period                               $     46,000   $     53,000
                                                    ============   ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                            (Debtor-in-Possession)
            CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THIRTY-NINE WEEKS ENDED JULY 30, 1995
                                  (unaudited)

                                                 Pension
                                    Additional  Liability                   Total
                           Common    Paid-In    Over Prior    Retained   Shareholders'
                           Stock     Capital   Service Cost   Earnings      Equity
                           -----     -------   ------------   --------      ------
Balance, October 30, 1994  $5,619  $26,602,381   $(526,000)  $ 9,754,000   $35,836,000

Quasi-reorganization
  adjustment                    -      (38,000)          -             -       (38,000)

Loss applicable to
  common shareholders           -            -           -    (4,231,000)   (4,231,000)
                           ------  -----------   ---------   -----------   -----------

Balance, July 30, 1995    $5,619   $26,564,381   $(526,000)  $ 5,523,000   $31,567,000
                          ======   ===========   =========   ===========   ===========

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                            (Debtor-in-Possession)
                         NOTES TO FINANCIAL STATEMENTS
                                 JULY 30, 1995
                                  (unaudited)

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

 2. As a result of the continued decline in the Company's results of operations through the fiscal 1995 third quarter, the Company -- as more fully described in Note 6 -- was in default as of July 30, 1995 under substantially all of its long-term financing agreements. The decline in the Company's results of operations is principally due to rising wool costs and interest expense, sluggishness of retail apparel sales, and a significant decline in women's outerwear fabric sales which were partially offset by the sale of fabrics yielding lower profit margins. The Company was unable to obtain satisfactory amendments to its long-term financing agreements to resolve the defaults thereunder as of July 30, 1995 or obtain adequate financing to replace its existing long-term financing agreements. As a result of the foregoing, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Southern District of New York. The Company has secured a debtor-in-possession (DIP) financing commitment from General Electric Capital Corporation (GECC). Subject to Bankruptcy Court approval, the DIP facility will provide up to $85 million under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's existing GECC Facility (as hereafter defined in Item 2 of this Report on Form 10-Q). Under Chapter 11, certain claims against the Company in existence prior to the filing are stayed while the Company continues business operations as Debtor-in-Possession. As of September 22, 1995, the Company estimates that the amount of liabilities subject to compromise approximates $83.0 million which primarily includes the Subordinated Notes, including interest thereon and unsecured trade accounts payable. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured by the Company's assets are also stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company has received approval from the Bankruptcy Court to pay or honor certain of its prepetition liabilities, including employee wages.

     The Company purchases the majority of its raw wool needs from Australia under extended credit terms. The suppliers' receivables generated from the sale of such Australian wool to the Company are generally insured by one of two trade receivable insurance companies. The Company was notified by one of the trade receivable insurance companies that it has suspended its support of future raw wool shipments to the Company. The Company does not have access to adequate alternative sources of raw wool if the existing wool suppliers that insure their trade receivables are unwilling to continue to supply raw wool to the Company under acceptable credit terms.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements, as of July 30, 1995, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company has been developing its business plan for fiscal year 1996 to address the effects of rising wool costs, higher interest expense, sluggishness of apparel sales at retail and continuing softness in demand for women's outerwear fabrics as well as a recent slowdown in demand for menswear fabrics and the shift in product mix to fabrics yielding lower profit margins. As currently contemplated, the business plan will place emphasis on a higher profit margin product line, emphasize niche markets, reduce the Company's dependency on volume and seek to recover the costs of providing customized product offerings and smaller production runs from the Company's customers. When the business plan is finalized and approved by the Company's Board of Directors, the Company may conclude that: increased inventory market reserves are necessary as a result of the business plan eliminating certain product offerings which will render certain existing inventories obsolete; write down of certain of the Company's machinery and equipment may be necessary as a result of the business plan eliminating certain product offerings which will render certain machinery and equipment as either surplus or obsolete; and certain other costs may need to be recognized in connection with the implementation of the business plan. Further, as a result of the Company's need to reduce future cash outflows, the Company is evaluating its existing capital expenditure plans, including those for its computer information systems to determine whether such continued expenditures can be cost justified and will meet the needs of the Company's new business strategies. Based on the outcome of such evaluation, certain deferred software costs may be written off. The Company expects to finalize the business plan and the evaluation of computer information systems currently under development by October 29, 1995, the Company's fiscal year end. Accordingly, the Company may recognize significant expenses associated with the implementation of the business plan and the systems evaluation during the fourth quarter of fiscal year 1995.

     All likely resolutions to the Company's liquidity and debt leverage problems will involve a conversion of certain existing indebtedness to equity. The Company is presently unable to determine whether the likely resolution of the liquidity and debt leverage problems will result in an ownership change as defined in Section 382 of the Internal Revenue Code, as amended. An ownership change would limit the Company's ability to utilize its net operating loss and certain other carry-forward tax credits. If the Company determines an ownership change will likely occur, the Company will be required to increase its deferred tax asset valuation allowance by up to $2.2 million.

 3. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of:

                                               July 30,     October 30,
                                                 1995          1994
                                             -----------    -----------
       Raw materials and supplies            $11,051,000    $ 9,873,000
       Work-in-process                        53,806,000     53,730,000
       Finished products                      17,229,000     15,471,000
       Less market reserves                   (4,273,000)    (2,193,000)
                                             -----------    -----------
       Total                                  77,813,000     76,881,000
       Difference between LIFO
        carrying value and current
        replacement cost                       2,408,000      2,558,000
                                             -----------    -----------
       Current replacement cost              $80,221,000    $79,439,000
                                             ===========    ===========

 4.  Other assets consist of:

                                           July 30,    October 30,
                                             1995         1994
                                          -----------  -----------
     Computer information systems,
       net of accumulated amortization
       of $3,751,000 and $2,669,000       $ 5,639,000   $5,896,000
     Deferred financing costs, net of
       amortization of $2,325,000 and
       $1,512,000                           2,720,000    2,961,000
     Barter credits                         1,675,000            -
     Other                                    302,000      119,000
                                          -----------   ----------
     Total                                $10,336,000   $8,976,000
                                          ===========   ==========

     During the thirty-nine week period ended July 30, 1995, the Company exchanged inventories with a net book value of $1.8 million for barter credits that may be used as partial consideration for future goods and services purchased through a barter syndicate. This transaction was recorded based upon the net book value of the inventories and did not give rise to any profit.

 5.  Accrued Liabilities consist of:

                                          July 30,      October 30,
                                            1995           1994
                                       --------------  -------------
 Salaries, wages and related
  payroll taxes                        $   1,606,000   $  1,314,000
 Incentive compensation and ERA's          1,306,000      1,027,000
 Vacation                                  1,278,000      2,022,000
 Employee benefits plans                   1,035,000        868,000
 Interest on long-term debt                2,961,000        773,000
 Medical insurance premiums                1,040,000      1,540,000
 Environmental remediation                   421,000        589,000
 Dissenters' settlement                            -        831,000
 Other                                     3,869,000      3,308,000
                                       -------------   ------------
 Total                                 $  13,516,000   $ 12,272,000
                                       =============   ============

 6.  Long-term debt consists of:

                                          July 30,       October 30,
                                            1995            1994
                                       -------------   ------------
 GECC Facility                         $  71,382,000   $ 58,696,000
 Senior Secured Notes                     27,000,000     27,000,000
 Subordinated Notes                       56,632,000     56,632,000
 CIT Equipment Facility                    7,914,000      7,082,000
 Capital lease obligations                 3,825,000      4,540,000
 Other financing agreements                  301,000         32,000
                                       -------------   ------------
 Total                                   167,054,000    153,982,000
 Debt premium - Subordinated Notes         3,730,000      4,329,000
 Current portion of long-term debt        (7,632,000)    (2,714,000)
 Long-term debt in default
  classified as current                 (160,262,000)             -
                                       -------------   ------------
 Long-term debt                        $   2,890,000   $155,597,000
                                       =============   ============

     As a result of weaker than expected operating performance (see Note 2) for the thirteen weeks ended July 30, 1995, the Company, as of July 30, 1995, was not in compliance with certain financial covenants contained in the GECC Facility, the indenture to the Senior Secured Notes and the CIT Equipment Facility (as those terms are hereinafter defined in Item 2 of this Report on Form 10-Q) including covenants requiring the maintenance of minimum adjusted tangible net worth, EBITDA, and certain EBITDA related ratios. The Company's failure to comply with these covenants has resulted in events of default under the GECC Facility, the indenture to the Senior Secured Notes and the CIT Equipment Facility and has triggered cross-defaults under the indenture to the Subordinated Notes. In addition, as a result of the Company filing for protection under the U.S. Bankruptcy Code on September 22, 1995, as described in Note 2 to the Financial Statements, all of such indebtedness is due and payable. Accordingly, the outstanding obligations under the GECC Facility, the CIT Equipment Facility, the Senior Secured Notes and the Subordinated Notes are classified as current liabilities at July 30, 1995.

 7. Share and per share information for the thirteen and thirty-nine weeks ended July 30, 1995 and July 31, 1994 are based upon actual income (loss) applicable to common shareholders and the weighted average shares outstanding during the periods.

 8. As discussed in Note 11 to the Company's annual financial statements in the 1994 Form 10-K, the Company has accrued certain estimated costs for environmental matters. On February 24, 1995, the Company notified the Environmental Protection Division of the Georgia Department of Natural Resources ("GDNR") that J.P. Stevens & Co., Inc., a prior owner and operator of the Company's Dublin facilities is a potential responsible party pursuant to the Georgia Hazardous Site Response Act. Further, on June 29, 1995, the Company notified the GDNR of a release of a possible hazardous substance at a site previously used by J.P. Stevens & Co., Inc., where various waste materials were reportedly disposed and burned. The Company purchased the facility in 1986 and has not disposed of or burned such waste materials at the site. As of September 26, 1995, the GDNR has not formally responded to the Company's notification. Based upon the foregoing, management believes that its accrual for environmental costs at July 30, 1995, is appropriate and reasonable.

 9. As discussed in Note 11 to the Company's annual financial statements in the 1994 Form 10-K, the Company was involved in legal proceedings with certain shareholders who dissented from a 1992 merger with an affiliated company (the "Dissenters' Proceeding"). In September 1994, the Company concluded a settlement and a dismissal of claims with one of the dissenting shareholders and in December 1994, the Company concluded settlement of the remaining claims, paid such remaining dissenters $365,000 and agreed to pay certain other costs. The action has been dismissed and no claims remain pending in the Dissenters' Proceeding. During the first quarter of fiscal year 1995, the Company finalized and paid all remaining costs associated with the Dissenters' Proceeding. This increased the total estimated costs associated with the Dissenters' Proceeding from $1,788,000 to $1,826,000, all of which were charged to additional paid-in-capital in accordance with the principles of quasi-reorganization accounting (see Note 14 to the Company's annual financial statements in the 1994 Form 10-K).

 10. The Company was unable to negotiate a favorable extension or renewal of its corporate and marketing office lease which expires in October 1996 and on January 31, 1995, the Company entered into a twenty (20) year lease with a new landlord for such office space. Concurrent with the consummation of the new lease, the landlord and the Company entered into a takeover agreement, effective August 1, 1995, whereby the landlord agreed to take over the Company's remaining obligations under its existing office lease which expires in October 1996. Based on the current estimates of market value of the new lease compared to the Company's remaining obligation under the old lease, the Company has recognized a loss of $0.6 million. Additionally, the Company incurred accelerated amortization on leasehold improvements associated with the old lease.

     Under the terms of the new lease, the Company's rental payments will commence January 1, 1996 and future minimum rental payments, on a calendar year basis, will be $1.6 million per year through 2015. Such minimum rental payments will be adjusted periodically, subject to certain maximum limitations, based on changes in the Consumer Price Index (as defined). The Company has spent approximately $3.7 million in leasehold improvements and related fees and expenses, of which the landlord has contributed approximately $1.4 million.

 11. On August 16, 1995, the Company's former Chairman of the Board, President and Chief Executive Officer (the "Executive Officer") entered into a severance agreement and resigned from the Company. The agreement entitles the Executive Officer to a continuation of existing salary and certain other benefits for a period of two years from the date of separation from the Company and grants the Executive Officer title to certain of the Company's assets in the Executive Officer's possession. In addition, under the agreement, the Company agreed to pay certain vested but unearned equity referenced deferred incentive awards held by the Executive Officer (the "ERAs") which he would have been entitled to under his employment agreement with the Company if he had been dismissed without "cause" as defined therein. The value of ERAs were fully accrued by the Company as of March 4, 1995. In connection with such agreement, the Company expects to recognize $0.6 million of expense during the fourth quarter of fiscal year 1995.

Item 2.
- -------

                           FORSTMANN & COMPANY, INC.
                            (Debtor-in-Possession)
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Reference is made to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1994 Form 10-K for a discussion of the Company's financial condition as of October 30, 1994, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1995 fiscal year.

Recent Events
- -------------

As a result of weaker than expected operating performance for the thirteen weeks ended July 30, 1995, the Company, as of July 30, 1995, was not in compliance with certain financial covenants contained in the GECC Facility, the indenture to the Senior Secured Notes and the CIT Equipment Facility (as those terms are hereinafter defined) including covenants requiring the maintenance of minimum adjusted tangible net worth, EBITDA, and certain EBITDA related ratios. The Company's failure to comply with these covenants has resulted in events of default under the GECC Facility, the indenture to the Senior Secured Notes and the CIT Equipment Facility and has triggered cross-defaults under the indenture to the Subordinated Notes. All of such indebtedness is due and payable. Accordingly, the outstanding obligations under the GECC Facility, the CIT Equipment Facility, the Senior Secured Notes and the Subordinated Notes are classified as a current liability at July 30, 1995.

As a result of the continued decline in the Company's results of operations throughout fiscal 1995, the Company -- as more fully described in Notes 2 and 6 to the Financial Statements in this Form 10-Q -- was in default as of July 30, 1995 under substantially all of its long-term financing agreements. The decline in the Company's results of operations is principally due to rising wool costs and interest expense, sluggishness of retail apparel sales, and a significant decline in women's outerwear fabric sales which were partially offset by the sale of fabrics yielding lower profit margins. The Company was unable to obtain satisfactory amendments to its long-term financing arrangements to resolve the defaults thereunder as of July 30, 1995 or obtain adequate financing to replace its existing long-term financing agreements. As a result of the foregoing, on September 22, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Southern District of New York. The Company has secured a debtor-in-possession ("DIP") financing commitment from General Electric Capital Corporation (GECC). Subject to Bankruptcy Court approval, the DIP facility will provide up to $85 million under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's existing GECC Facility (as hereinafter defined). Under Chapter 11, certain claims against the Company in existence prior to the filing are stayed while the Company continues business operations as Debtor-in-Possession. As of September 22, 1995, the Company estimates that the amount of liabilities subject to compromise approximates $83.0 million which primarily includes the Subordinated Notes, including interest thereon and unsecured trade accounts payable. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured by the Company's assets are also stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company has received approval from the Bankruptcy Court to pay or honor certain of its prepetition liabilities, including employee wages.

The Company purchases the majority of its raw wool needs from Australia under extended credit terms. The suppliers' receivables generated from the sale of such Australian wool to the Company are generally insured by one of two trade receivable insurance companies. The Company was notified by one of the trade receivable insurance companies that it has suspended its support of future raw wool shipments to the Company. The Company does not have access to adequate alternative sources of raw wool if the existing wool suppliers that insure their trade receivables are unwilling to continue to supply raw wool to the Company under acceptable credit terms.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements, as of July 30, 1995, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has been developing its business plan for fiscal year 1996 to address the effects of rising wool costs, higher interest expense, sluggishness of apparel sales at retail and continuing softness in demand for women's outerwear fabrics as well as a recent slowdown in demand for menswear fabrics and the shift in product mix to fabrics yielding lower profit margins. As currently contemplated, the business plan will place emphasis on a higher profit margin product line, emphasize niche markets, reduce the Company's dependency on volume and seek to recover the costs of providing customized product offerings and smaller production runs from the Company's customers. When the business plan is finalized and approved by the Company's Board of Directors and accepted by its creditors, the Company may conclude that: increased inventory market reserves are necessary as a result of the business plan eliminating certain product offerings which would render certain existing inventories obsolete; write down of certain of the Company's machinery and equipment may be necessary as a result of the business plan eliminating certain product offerings which would render certain machinery and equipment as either surplus or obsolete; and certain other costs may need to be recognized in connection with the implementation of the business plan. Further, as a result of the Company's need to reduce future cash outflows, the Company is evaluating its existing capital expenditure plans, including those for its computer information systems to determine whether such continued expenditures can be cost justified and will meet the needs of the Company's new business strategies. Based on the outcome of such evaluation, certain deferred software costs may be written off. The Company expects to finalize the business plan and the evaluation of computer information systems currently under development by October 29, 1995, the Company's fiscal year end. Accordingly, the Company may recognize significant expenses associated with the implementation of the business plan and the systems evaluation during the fourth quarter of fiscal year 1995. The financial statements, as of July 30, 1995, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company purchases the majority of its raw wool needs from Australia under extended credit terms. The suppliers' receivables generated from the sale of such Australian wool to the Company are generally insured by one of two trade receivable insurance companies. On September 14, 1995, the Company was notified by one of the trade receivable insurance companies that it has suspended its support of future raw wool shipments to the Company as of September 14, 1995. The Company does not have access to adequate alternative sources of raw wool if the existing wool suppliers that insure their trade receivables are unwilling to continue to supply raw wool to the Company under acceptable credit terms.

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

Prior to the Bankruptcy filing, the Company's financing needs were funded from the proceeds from borrowings under the Company's five-year loan agreement dated as of October 30, 1992 as amended, with General Electric Capital Corporation ("GECC"), as agent and lender (the "GECC Facility"). The GECC Facility as of September 1, 1995, consisted of an $85.0 million revolving line of credit (the "Revolving Line of Credit") (which included a $7.5 million letter of credit facility). Prior to July 1, 1995, the GECC Facility also included a $7.5 million term loan (the "Term Loan") which was repaid in full on September 1, 1995. Proceeds from the Company's ordinary operations were applied to reduce the principal amount of borrowings outstanding under the Revolving Line of Credit. Unused portions of the Revolving Line of Credit were borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations. At July 30, 1995 the aggregate amount of borrowings and letters of credit outstanding under the GECC Facility was approximately $76.3 million and loan availability, in excess of such borrowings and letters of credit under the GECC Facility, was approximately $10.8 million. The Company has secured a DIP financing commitment from GECC. Subject to the Bankruptcy Court approval, the DIP facility will provide up to $85 million (which includes a $10.0 million post-petition letter of credit facility) under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's existing GECC facility.

Since December 1991, the Company has been a party to a Loan and Security Agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. which provides financing for the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. Each loan under the CIT Equipment Facility is a five-year purchase money loan, secured by a first (and only) perfected security interest in the equipment, and is payable in 60 consecutive monthly installments of principal plus interest. Certain loans under the CIT Equipment Facility are additionally secured by $1.5 million in letters of credit. On December 22, 1994, the CIT Equipment Facility was further amended to permit up to two additional loans not to exceed an aggregate of $5.0 million with the commitment period ending on July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%. Effective as of April 30, 1995, the CIT Equipment Facility was amended to, among other things, terminate the commitment period in consideration for amending certain of the financial covenant requirements under the CIT Equipment Facility.

Historically, during the first half of its fiscal year, the Company utilizes cash to fund operations, whereas operations provide cash during the second half of the Company's fiscal year. Net cash used by operations was approximately $1.7 million during the thirty-nine week period ended July 30, 1995 (the "1995 Period") as compared to net cash used by operations of approximately $24.6 million during the thirty-nine week period ended July 31, 1994 (the "1994 Period"). This improvement is primarily attributable to a decline in cash used to finance accounts receivable due to lower sales, higher accounts payable and accrued liabilities due to high wool payables primarily attributable to more favorable extended wool terms, all of which was somewhat offset by weaker operating results. Net cash used by investing activities during the 1995 Period, primarily for capital expenditures, was $10.5 million, a decrease of $1.3 million from the 1994 Period. Operating and investing activities during the 1995 Period were funded from $7.7 million of net borrowings under the Revolving Line of Credit, the $5.0 million net proceeds of the Term Loan (which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit), and $3.1 million of additional borrowings under the CIT Equipment Facility and other financing arrangements which were somewhat offset by $2.7 million repayment of loans under the CIT Equipment Facility and other financing arrangements, and $0.9 million paid in connection with the final settlement of the Dissenters' Proceeding (see Note 9 to the Financial Statements contained in this Form 10-Q).

The Company expects spending for capital expenditures, primarily machinery and equipment, in fiscal year 1995 to be approximately equal to fiscal year 1994.

Working Capital at July 30, 1995 was a negative $46.2 million, a $158.9 million decline from working capital at October 30, 1994 due to the reclassification of $160.3 million of long-term debt in default to current liabilities. Current assets increased by $16.8 million which was somewhat offset by a $15.4 million increase in current liabilities excluding the $160.3 million reclassification of long-term debt in default to current liabilities. The increase in current assets is primarily due to a $13.7 million increase in accounts receivable and a $1.0 million increase in inventories. The increase in accounts receivable is due to the seasonal nature of the Company's sales. The increase in inventories is primarily due to a $1.2 million increase in raw materials and supplies. Current liabilities, other than the reclassification of debt, increased primarily due to a $9.2 million increase in accounts payable resulting principally from higher and more extended terms for wool payables.

The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for manufacturers to produce apparel for retail sale during the fall and winter months. As a result of normal payment terms for such fabrics, the Company historically receives the major portion of its payments thereon during July through October. This seasonal pattern is further influenced by the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating"), which permits payment sixty (60) days beyond July 1 for invoices billed in January through June. Accounts receivable at July 30, 1995 included $21.3 million of receivables with dating, a decrease of $8.3 million compared to July 31, 1994. This decrease is primarily attributable to a $14.8 million decline in women's outerwear (coating) fabric sales during the 1995 Period compared to the 1994 Period. The Company believes that the decline in sales of coating fabrics is due to the exceptionally warm temperatures registered across the country during the previous fall and winter seasons and increased imports from Eastern Europe last year which have resulted in higher levels of women's coats remaining in retail inventories during the 1995 Period. The Company expects women's outerwear sales to be significantly lower in fiscal year 1995 than in fiscal year 1994.

The sales backlog at September 24, 1995 was $33.8 million as compared to $42.1 million at the same time a year earlier. The decline is primarily attributable to the reduced demand for menswear, women's coating and specialty fabrics as well as the effects of government orders being filled, all of which were somewhat offset by higher womenswear orders. Excluding government orders, which traditionally yield significantly lower gross profit margins, the backlog declined from $37.9 million to $33.8 million at September 24, 1995.

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. The cost of certain raw wool categories sourced from Australia has risen significantly, due in part to a drought in Australia which has resulted in a reduction in sheep herds. The effect of the drought and the effect of fluctuating raw wool purchases by certain Far Eastern countries, indicates that raw wool costs may continue to increase in the near future. Based on wool costs incurred during the 1995 Period and the Company's forward purchase commitments and current wool market trends, the Company expects wool costs to continue to be significantly higher during the remainder of fiscal year 1995 as compared to fiscal year 1994.

The Company was unable to negotiate a favorable extension or renewal of its corporate and marketing office lease which expires in October 1996 and on January 31, 1995, the Company entered into a twenty (20) year lease with a new landlord for such office space. Concurrent with the consummation of the new lease, the landlord and the Company entered into a lease takeover agreement, effective August 1, 1995, whereby the landlord agreed to take over the Company's remaining obligation under its existing office lease.

Under the terms of the new lease, the Company's rental payments will commence January 1, 1996 and future minimum rental payments, on a calendar year basis, will be $1.6 million per year through 2015. Such minimum rental payments will be adjusted periodically, subject to certain maximum limitations, based on changes in the Consumer Price Index (as defined). The Company has spent approximately $3.7 million in leasehold improvements and related fees and expenses, of which the landlord has contributed approximately $1.4 million.

RESULTS OF OPERATIONS
- ---------------------

THE 1995 THIRTY-NINE WEEK PERIOD ("1995 PERIOD") COMPARED TO THE 1994 THIRTY-NINE WEEK PERIOD ("1994 PERIOD")

Net sales for the 1995 Period were $181.5 million, a $1.5 million decrease from the 1994 Period. Total yards of fabric sold increased slightly from 24.0 million in the 1994 Period to 24.2 million in the 1995 Period. Due to shifts in product mix, primarily attributable to a decline in women's outerwear (coating) sales which was offset by womenswear woolen and worsted and converting sales, the average per yard selling price declined from $7.62 in the 1994 Period to $7.50 in the 1995 Period. Sales of women's outerwear fabrics declined 36.8% in the 1995 Period due to the unseasonably warm fall and winter weather experienced in much of the U.S. last year and the increase in women's coats imported from Eastern Europe last year. Higher levels of women's coats remain in retail inventories as a result of the warmer weather and imports which has resulted in lower demand for the Company's women's outerwear fabrics for the upcoming fall and winter season. Compounding the effect of the decline in women's outerwear fabrics was a decline in sales of menswear worsted and speciality fabrics. The decline in menswear sales reflects the continuing decline in the sale of tailored menswear and the shift to "Friday wear". The decline in specialty fabrics is primarily due to the effects of the prolonged major league baseball strike which resulted in lower demand for baseball caps. Excluding government sales ($3.7 million in the 1995 Period and $1.4 million in the 1994 Period), which traditionally yield lower gross profit margins, net sales for the 1995 Period declined $3.9 million from the 1994 Period.

Cost of goods sold increased $12.4 million to $154.0 million during the 1995 Period. Gross profit decreased $13.9 million or 33.6% to $27.6 million in the 1995 Period, and the gross profit margin declined to 15.2% in the 1995 Period from 22.7% in the 1994 Period. The decline in gross profit is primarily due to the significant increase in wool costs that was not fully recovered through higher selling prices and the shift in product mix, including the increase in government sales, to fabrics yielding lower gross profit. During the fiscal 1995 third quarter, the Company identified approximately $2.8 million of yarn inventory that has been classified as obsolete which were written down by $2.5 million. Due to the continuing weakness in sales, particularly women's outerwear and most recently menswear, which resulted in the Company shutting down its woolen manufacturing operation for one additional week beyond the annual maintenance shutdown in August, the Company expects the gross profit margin for the fourth quarter of fiscal 1995 to be lower than the fourth quarter of fiscal 1994. Also, as described more thoroughly in Note 2 to the Financial Statements, the Company expects to recognize significant inventory market reserves during the fourth quarter of fiscal 1995.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, increased $1.1 million to $17.3 million in the 1995 Period compared to $16.2 million in the 1994 Period. The majority of the increase is attributable to the relocation of the Company's corporate and marketing headquarters which is more fully discussed in Note 10 to the financial statements. Also, professional services, employee related costs and royalties increased, offset somewhat by a decline in incentive compensation expense.

The provision for uncollectible accounts increased from $1.6 million in the 1994 Period to $1.7 million in the 1995 Period. Such increase is primarily attributable to an increase in the Company's allowance for uncollectible accounts during the 1995 Period resulting from the filing by two of the Company's menswear customers for protection under the United States Bankruptcy Code. During the 1994 Period, the allowance for doubtful accounts included an increased provision as a result of one of the Company's outerwear customers filing for protection under the United States Bankruptcy Code in February 1994. The Company establishes a specific allowance for uncollectible accounts based on its quarterly review and assessment of the collectibility of aged balances included in accounts receivable. Additionally, the Company establishes a general allowance for uncollectible accounts based, in part, on historical trends and the status of the economy and its effect on the Company's customers.

Interest expense for the 1995 Period was $15.3 million or $2.4 million higher than the 1994 Period. This increase is primarily due to the increases in the Federal Reserve discount rates which began during calendar year 1994. Increases in the Federal Reserve discount rates since the beginning of fiscal year 1994 have resulted in the Company's interest rates applicable to borrowings under the GECC Facility and Senior Secured Floating Rate Notes increasing by approximately 3.0% per annum.

The Company's effective income tax rate was 39.5% for both the 1995 Period and the 1994 Period.

Preferred stock in-kind dividends and accretion to redemption value was $191,000 in the 1995 Period and $173,000 in the 1994 Period, and the loss applicable to common shareholders was $4.2 million in the 1995 Period compared to income applicable to common shareholders of $6.4 million in the 1994 Period.

THE THIRTEEN WEEKS ENDED JULY 30, 1995 (THE "1995 THIRD QUARTER") COMPARED TO THE THIRTEEN WEEKS ENDED JULY 31, 1994 (THE "1994 THIRD QUARTER")

Net sales for the 1995 Third Quarter were $68.6 million, a decrease of $0.5 million from the 1994 Third Quarter. Total yards of fabric sold were 8.8 million in the 1995 Third Quarter, approximately equal to the 1994 Third Quarter. Gross profit decreased 35.9% in the 1995 Third Quarter to $9.1 million, and the gross profit margin was 13.2% in the 1995 Third Quarter compared to 20.5% in the 1994 Third Quarter. Reference is made to the discussion regarding sales, sales mix, cost of goods sold and gross profit in the previous comparison of operations for the 1995 Period and the 1994 Period for an explanation of the foregoing variations.

Selling, general and administration expenses, excluding the provision for doubtful accounts, increased $1.4 million from $5.2 million in the 1994 Third Quarter to $6.6 million in the 1995 Third Quarter. Reference is made to the discussion regarding selling, general and administrative expenses in the previous comparison of operations for the 1995 Period and the 1994 Period for an explanation of the foregoing variations.

The provision for uncollectible accounts increased from $0.2 million in the 1994 Third Quarter to $1.2 million in the 1995 Third Quarter. Such increase resulted from the filing by two of the Company's menswear customers for protection under the United States Bankruptcy Code.

Interest expense for the 1995 Third Quarter increased 20.6% to $5.7 million primarily due to higher interest rates which is more fully described in the Results of Operations for the 1995 Period and higher average borrowing used to fund operations and investing activities.

In the 1995 Third Quarter and 1994 Third Quarter, the Company recognized an income tax (benefit) provision at an effective tax rate of 39.5% on (loss) income before income taxes.

Preferred stock in-kind dividends and accretion to redemption value was $64,000 in the 1995 Third Quarter and $58,000 in the 1994 Third Quarter. As a result of the foregoing, the Company realized a $2.7 million loss applicable to common shareholders in the 1995 Third Quarter compared to $2.4 million income applicable to common shareholders in the 1994 Third Quarter.

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 6.  Exhibits and Reports on Form 8-K:


(a)  Exhibits

 11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

 15.1 Independent Accountants' Report, dated September 25, 1995 from Deloitte & Touche LLP to Forstmann & Company, Inc.

 23.1     Letter of Deloitte & Touche LLP.

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



                                 FORSTMANN & COMPANY, INC.
                                 -----------------------------
                                 (Registrant)



                                 /s/ Gary E. Schafer
                                 ------------------------------
                                 Gary E. Schafer
                                 Vice President and Corporate Controller
                                 and Chief Accounting Officer
September 27, 1995
- ------------------
   Date

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

15.1        Independent Accountants' Report, dated
            September 25, 1995, from Deloitte & Touche LLP to Forstmann & Company, Inc.

23.1        Letter of Deloitte & Touche LLP.

27          Financial Data Schedule.