Form 10-K405
period 1995-10-29
FORSTMANN & CO INC
filed 1996-02-13
CIK 798246

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended October 29, 1995
                                 ----------------
                                       or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         Commission file number 1-9474
                                                ------

                           FORSTMANN & COMPANY, INC.
                              Debtor-in-Possession
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      GEORGIA                             58-1651326
           -------------------------------       ------------------------------
           (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

          1155 Avenue of the Americas, New York, N.Y.           10036
          -------------------------------------------    ------------------
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No _____
                                              -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As a result of the Company's closing price per share being less than $1.00 per share for more than thirty (30) consecutive days, the NASDAQ National Market System delisted Forstmann & Company, Inc. on October 16, 1995. Accordingly, the aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   As of February 12, 1996  -              5,618,799 shares of Common Stock

Total Number of Pages: 229
Exhibit Index starts on sequentially numbered page 71.

   Item 1.  BUSINESS
            --------

   GENERAL

        Forstmann & Company, Inc., a Georgia corporation (the "Company" or "Forstmann"), is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women as well as specialty fabrics for use in billiard and gaming tables, sports caps and career uniforms. The Company manufactures fabrics produced from 100% wool and wool blends and, recently, of blends of other natural and man-made fibers. The Company believes that it is the largest manufacturer of domestically produced woolen fabrics and the second largest manufacturer of domestically produced worsted fabrics.

        During the Company's 1995 fiscal year (the fifty-two week period from October 31, 1994 through October 29, 1995) ("Fiscal Year 1995"), womenswear and outerwear fabrics accounted for approximately 67.0% of revenues and menswear fabrics accounted for approximately 25.8% of revenues. Specialty fabrics, including government and other, accounted for remaining revenues.

        Although Forstmann was incorporated in December 1985, its predecessors have been in business for over 100 years. The Company is the successor to the business of the Woolen and Worsted Fabrics Division of J.P. Stevens & Co., Inc., the assets of which the Company acquired in February 1986.

        The principal executive offices of the Company are located at 1155 Avenue of the Americas, New York, New York 10036, and its telephone number is
   (212) 642-6900.

   SIGNIFICANT EVENTS

   BANKRUPTCY FILING. As a result of the continued decline in the Company's results of operations throughout Fiscal Year 1995, the Company, since July 30, 1995 was in default under substantially all of its long-term financing arrangements. The decline in the Company's results of operations is principally due to the Company's high debt leverage, rising wool costs and sluggishness of retail apparel sales. The Company's liquidity and financial position were severely strained during Fiscal Year 1995. Such underlying market conditions are likely to continue into fiscal year 1996. On September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). These factors raise substantial doubt about the Company's ability to continue as a going concern.

        The Company received approval from the U.S. Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee salaries, wages and benefits. The Company has continued to accrue interest on its secured debt obligations as the Company currently estimates that the collateral securing the secured debt obligations is sufficient to cover the debt and interest portion of scheduled payments. Refer to Note 7 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K and "Financing Agreements -- DIP Facility" for a discussion of the credit arrangements entered into subsequent to the Bankruptcy Filing.

        Since the Bankruptcy Filing, the Company has been reassessing its business strategy and capital expenditures plans. This process, which began in the Company's 1995 fourth quarter, will be on-going until the Company successfully develops and implements a plan of reorganization and emerges from bankruptcy. In the course of this process, the Company is significantly reducing its product offerings, manufacturing production levels and capital spending plans (including those for computer information systems). As a result of such events, certain assets of the Company have been rendered surplus or obsolete. Accordingly, the Company has increased its inventory market reserves (see Note 3 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K ) and written down certain of its machinery and equipment (see Note 4 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K). Also, the Company has evaluated its computer information systems that were being internally developed, decided to significantly curtail future development of the systems, abandon development projects in process and concluded that the majority of previously capitalized costs will not be recoverable through the Company's future operations (see Note 5 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K). As a plan of reorganization is developed, the Company may further conclude that additional market reserves, write downs of machinery and equipment and write downs of other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of a plan of reorganization that are not reflected in the Financial Statements included in Item 8. of this Annual Report filed on Form 10-K. Any additional asset impairment or restructuring costs directly related to reorganization proceedings will be reflected as restructuring charges in the Company's financial statements in the period the Company becomes committed to plans which impair the valuation of the Company's assets.

   OTHER FINANCING EVENTS. The Company, as of October 30, 1992, entered into a five-year, $100 million senior secured credit facility with General Electric Capital Corporation ("GE Capital"), as agent and lender (the "GE Capital Facility"). The GE Capital Facility consisted of a $15 million term loan (the "Original Term Loan") and an $85 million revolving line of credit (the "Revolving Line of Credit"). In April 1993, the Original Term Loan was prepaid in full. The initial borrowing under the GE Capital Facility, on November 13, 1992, repaid the Company's then existing $85 million senior secured credit facility, which was scheduled to expire in November 1994, and secured then outstanding letters of credit. In January 1995, the GE Capital Facility was amended, subject to loan availability (as defined), to provide a $7.5 million term loan (the "Term Loan"). On January 23, 1995, the Company borrowed $7.5 million under the Term Loan, the proceeds of which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit. As a result of the Company's deteriorating liquidity and financial position during Fiscal Year 1995, the Company was, at various times, not in compliance with certain of its financial covenant requirements under the GE Capital Facility. On June 19, 1995, the GE Capital Facility was amended to, among other things, retroactively lower the financial covenant and provide lower financial covenant requirements under the remaining term of the GE Capital Facility. Such amended financial covenants were based on the Company's estimate of its future operating results and cash flows. Although the financial covenant tests were lowered, such covenant requirements were generally more restrictive than prior covenant requirements, instituted on a monthly basis and imposed revised caps, for borrowing availability purposes, for certain categories of inventory and accounts receivable. In connection with such amendment, the Company agreed to repay borrowings outstanding under the Term Loan. On July 1, 1995 the Company repaid $2.5 million of the Term Loan, and on September 1, 1995 the Company repaid the remaining borrowings
   outstanding under the Term Loan.   Borrowings under the Revolving Line of
   Credit were used to repay the Term Loan. See "Financing Arrangements -- GE Capital Facility".

        In connection with the Bankruptcy Filing, the Company obtained debtor-in-possession financing (the "DIP Facility"), which expires on October 31, 1996 and provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, less pre-petition advances and letters of credit outstanding under the existing GE Capital Facility. Proceeds from the Company's ordinary operations are first applied to reduce the principal amount of borrowings outstanding under the GE Capital Facility until repaid in full and thereafter are applied to reduce the principal amount of borrowings outstanding under the DIP Facility. Unused portions of the DIP Facility may be borrowed and reborrowed subject to availability in accordance with the then applicable commitment and borrowing base limitations.

        On April 5, 1993, the Company issued an aggregate of $20 million Senior Secured Notes (the "Original Senior Secured Notes") and on March 30, 1994, the Company issued an aggregate of $10 million Senior Secured Notes (the "Additional Senior Secured Notes"), all of which are due October 30, 1997 (collectively the "Senior Secured Notes"). The net proceeds from the Original Senior Secured Notes were used to repay the Original Term Loan and to repay a portion of borrowings outstanding under the Revolving Line of Credit. The net proceeds from the Additional Senior Secured Notes were used to repay a portion of the borrowings outstanding under the Revolving Line of Credit.
   The Senior Secured Notes were issued pursuant to an indenture, dated April 5, 1993, which was amended and restated as of March 30, 1994, between the Company and Shawmut Bank Connecticut, National Association, as trustee (the "Senior Secured Notes Indenture"). See "Financing Arrangements -- Senior Secured Notes".

        Since December 1991, the Company has been a party to a loan and security agreement and as subsequently amended (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") which provided financing for the acquisition of and refinancing of borrowings incurred to acquire, various textile machinery and equipment. On December 22, 1994, the CIT Equipment Facility was further amended to permit up to two additional loans not to exceed an aggregate of $5.0 million with the commitment period ending on July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%. As a result of the Company's deteriorating liquidity and financial position during Fiscal Year 1995, the Company, at various times, was not in compliance with certain of its financial covenant requirements under the CIT Equipment Facility. On June 14, 1995, the CIT Equipment Facility was amended to, among other things, retroactively lower the financial covenant requirements remaining under the CIT Equipment Facility. Effective as of April 30, 1995, the commitment to provide additional borrowing under the CIT Equipment Facility was terminated. At October 29, 1995, an aggregate of $7.5 million was outstanding under the CIT Equipment Facility. The Company is in default of the terms of the CIT Equipment Facility as a result of the Bankruptcy Filing and the Company's results of operations and financial position. As a result of the Bankruptcy Filing, the Company has not remitted principal and interest payments which are due under the CIT Equipment Facility. At the Bankruptcy Filing date the Company owed CIT $7.7 million in principal and accrued interest payments and had issued a $1.5 million letter of credit payable to the CIT Group/Equipment Financing, Inc. Through January 2, 1996 CIT has drawn $0.9 million to satisfy principal and interest due under the CIT Equipment Facility.

   DESCRIPTION OF BUSINESS

   MARKETS AND PRODUCTS. Forstmann fulfills many of the diverse fabric needs of leading men's, women's and outerwear apparel makers by offering a collection of wool, wool-blend, synthetic and synthetic-blend fabrics, as well as fabrics blended with natural fibers such as linen, cotton and silk. These fabrics are offered in a wide variety of styles, colors, weaves and weights which can be used in tailored clothing, sportswear, coats for men and women, as well as for specialty applications. The Company introduces new collections throughout the year to ensure that its customers are frequently exposed to the latest fabric offerings and to accommodate seasonal retail cycles. This has resulted in stronger, year-round customer relationships.
   As a result of the Bankruptcy Filing, during the Company's 1995 fourth quarter, the Company began reducing its product offerings. This process will be on-going as the Company develops and implements a more simplified and focused product offering.

        Womenswear and Outerwear. The Company designs, markets and manufactures woolen and worsted fabrics for women's apparel in the moderate, better and bridge price range for sportswear, suits and dresses, as well as for women's outerwear. The fabric selection for women's apparel includes traditional fabrics, such as 100% wool gabardines, crepes and 100% wool flannels, meltons and velours, as well as additional fabrics made from 100% viscose and blends of wool/nylon, wool/viscose, and viscose/linen. These additional fabrics enable the Company to serve its womenswear customers year-round. The Company is a significant supplier of outerwear fabrics for women's woolen coats. In Fiscal Year 1995, womenswear and outerwear accounted for 67.0% of total revenue.

        Menswear. The Company designs, markets and manufactures fabrics in the moderate and better price range for men's apparel such as suits, sportcoats, blazers, trousers and formal wear. The fabric selection includes traditional fabrics, such as tropicals, gabardines and flannels in wool and wool blends, as well as fabrics made from man-made fibers such as viscose and polyester and natural fibers such as silk, linen and cotton. These fabrics have allowed the Company to expand from its traditional base of tailored clothing manufacturers to new areas such as suit separates, casual sportswear and weekend wear. In Fiscal Year 1995, menswear accounted for 25.8% of total revenue.

        Specialty Fabrics. The Company produces specialty fabrics for a wide variety of end uses, including billiard and gaming tables, sports caps and school uniforms. The Company is a leading billiard table fabric manufacturer in the United States, selling directly to manufacturers and distributors. In addition, during fiscal year 1992, the Company began distributing billiard table fabric in Europe. The Company also is the sole supplier of wool fabric used in the production of official major league baseball caps for on-field play. The Company also markets career uniform apparel designed to meet stringent requirements for comfort and durability and, in some cases, washability.

        Forstmann International. In July 1992, the Company formed its Forstmann International division and entered into a licensing, technical information and consulting arrangement with Compagnia Tessile, S.p.A., an Italian corporation, and its affiliate (collectively "Carpini"). Under the arrangement, the Company had the exclusive right to sell "Carpini/(R)/ USA" fabrics for men's and women's apparel in the United States and Canada and nonexclusive rights in Mexico for an initial period of five years. These high quality fabrics, styled in Italy and manufactured in Georgia, were marketed through a specialized sales force to the designer and bridge apparel markets in North America. Additionally, the Company imported certain fabrics from Carpini and its affiliate which the Company marketed in the United States and Canada.

        In connection with the arrangement with Carpini, the Company established letters of credit payable to Carpini and an affiliate in an aggregate of $1.0 million. On December 22, 1995, through the Bankruptcy Court, the Company rejected all agreements under the Carpini arrangement except for a letter agreement which permits the Company to purchase certain fabrics manufactured by Carpini which can be resold by the Company in the United States and Canada. Since the Bankruptcy Filing, Carpini has not shipped any fabrics manufactured by Carpini as provided for in the letter agreement. Under the terms of the arrangement and letters of credit, Carpini subsequently drew all amounts outstanding under the letters of credit as reimbursement for defaulted royalty and guaranteed minimum fee and liquidated damages. The $0.7 million in excess of accrued royalty and guaranteed minimum fee due as of December 31, 1995 will be recognized as a reorganization item in the Company's first quarter of fiscal year 1996.

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

   _______________________________________
   Carpini is a trademark of Carpini S.r.l.

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

   CAPITAL INVESTMENT PROGRAM. During fiscal year 1992, the Company established a six-year, $100 million capital investment program. This program was designed to (i) reduce manufacturing costs, (ii) enhance product quality,
   (iii) provide greater manufacturing flexibility while maintaining operating efficiencies, (iv) improve the Company's technical capabilities to provide new blends, styles and colors of fabrics to be offered. Since Fiscal Year 1992, the Company has made capital expenditures (including capital leased assets and computer information systems) of $64.1 million and has also entered into certain operating leases associated with machinery and
   equipment.   As a result of the Bankruptcy Filing, the Company's capital investment program was halted. Capital expenditures during fiscal year 1996 will be limited to maintaining the Company's facilities and emergency replacements. The Company expects to spend less than $3.0 million in capital related expenditures during fiscal year 1996.

        During the fourth quarter of Fiscal Year 1995, in conjunction with the Company's assessment and evaluation of its business strategy, as more throughly discussed in Note 1 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K, certain of the Company's machinery and equipment and computer information systems were written down by approximately $6.9 million as a result of the elimination of certain product offerings and the reassessment of the Company's future capital investment program which has rendered certain machinery and equipment and computer information systems as either surplus or obsolete.

   RAW MATERIALS. The Company's raw material costs constituted approximately 42% of its cost of goods sold during Fiscal Year 1995. The primary raw material used by the Company is wool. As a result, the Company's costs are dependent on its ability to manage its wool inventory and control its wool costs. Approximately three-quarters of the Company's wool is imported from Australia and substantially all of the balance is purchased in the United States. The Company purchases its wool from brokers and is not dependent on a single supply source. The Company's foreign wool purchases are denominated in U.S. dollars and the Company generally does not incur any currency exchange risk. However, future changes in the relative exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Prior to the Bankruptcy Filing, much of the Company's wool was purchased on extended payment terms. Subsequent to the Bankruptcy Filing, the majority of the Company's wool purchases have required payment to the wool providers upon arrival in the United States or upon the Company's receipt of the wool. During Fiscal Year 1995, the cost of certain raw wool categories sourced from Australia rose significantly, due in part to a drought in Australia which resulted in a reduction in sheep herds. Recent world-wide declines in wool demand have resulted in a moderate decline in wool costs. Fiscal Year 1995 wool costs were 26% higher than Fiscal Year 1994. Based on the Company's forward purchase commitments and wool market trends, the Company expects its wool costs to be a weighted average of 10% higher during fiscal year 1996 as compared to Fiscal Year 1995.

   The Company purchases the majority of its raw wool needs from Australia. The Company does not have adequate alternative sources of raw wool if the existing wool suppliers are unwilling to supply raw wool to the Company.

   CUSTOMERS. The Company has more than 720 active customers. During Fiscal Year 1995, one of the Company's customers accounted for approximately 14.0% of the Company's revenues. No other customer of the Company accounted for 10% or more of the Company's revenues in Fiscal Year 1995.

        Substantially all of the Company's customers are located within the United States. During each of Fiscal Year 1993, Fiscal Year 1994 and Fiscal Year 1995, less than two percent of the Company's revenues arose from non-United States sales.

   BACKLOG. The Company's sales order backlog at January 28, 1996 was $61.3 million, a decrease of $3.4 million from the comparable period one year ago. Excluding government orders, which yield slightly lower gross profit margins, the backlog at January 28, 1996 was $12.7 million less than the comparable period one year ago. The decline in the backlog, excluding government orders, is attributable to an overall decline in demand for apparel fabrics which the Company believes is due to the continuing sluggishness of retail apparel sales. Accordingly, due to anticipated retail apparel 1996 market conditions and the Company's planned reduction in product offerings, the Company expects sales in fiscal year 1996 to be less than Fiscal Year 1995.

   SEASONALITY. The wool fabric business is seasonal, with the vast majority of orders placed from December through April for manufacture and shipment from February through July to enable apparel manufacturers to produce apparel for retail sale during the fall and winter seasons. As a result of normal payment terms for sale of such fabrics, the Company receives the major portion of its payments thereon during May through October. The Company's worsted fabrics sales tend to be less seasonal because the lighter weight of such fabrics makes them suitable for retail sale in the spring and summer seasons as well as in the fall and winter seasons.

   COMPETITION. The textile business in the United States is highly competitive and the Company competes with many other textile companies, some of which are larger and have greater resources than the Company.

        The Company believes that it is the largest domestic manufacturer of woolen fabrics and the second largest domestic manufacturer of worsted fabrics. The Company's principal competitors in the sale of woolen fabrics are Warshaw Woolen Associates, Inc. and Carleton Woolen Mills, Inc., and its principal competitors in the sale of worsted fabrics are Burlington Industries Equity Inc. and The Worcester Company, Inc. The Company believes that the principal competitive factors are fashion, quality, price and service, with the significance of each factor depending upon the product involved. The competitive position of the Company varies among the different fabrics it manufactures. Given the current retail apparel environment, the Company believes that price is the primary factor influencing our customers to make a purchasing decision. The Company believes that its competitive advantages include its ability to respond effectively to changing customer demands and its ability to deliver products in a timely manner.

        Currently, imports of foreign-manufactured woolen and worsted fabrics face strict quotas and high import duties upon entering the United States. During the year ended September 1995, imports of wool-rich fabrics into the United States decreased approximately 3.2% from the year ended September 1994. However, during that period of time most categories of imported wool apparel saw increases in various levels. While a substantial portion of these imports came from NAFTA (as defined below) countries, the Company believes imports of wool coats from Eastern Europe and Ukraine caused some domestic market disruption.

        The North American Free Trade Agreement ("NAFTA"), which became effective on January 1, 1994, is expected to have a long-term positive effect on the Company's growth. An increasing percentage of foreign-produced garments for sale in the United States, Canada and Mexico are being manufactured in Canada or Mexico, taking market share from the Far East. In order for such garments to qualify for duty-free treatment into the United States and Canada, the fabric has to be sourced from the United States, Canada or Mexico. With limited wool fabric production capacity currently in Mexico and Canada, this requirement represents a major opportunity for woolen mills in the United States. The General Agreement on Trade and Tariffs ("GATT"), reduces tariffs on wool fabric from about one third, to 25%, over a ten-year period. In exchange for the tariff reduction, market access for products manufactured in the United States to countries that are parties to GATT is improved. The Company believes that, overall, GATT will enable the Company to compete more effectively in the world market, thereby offsetting the effect of the tariff reductions.

   TRADEMARKS. The Company owns the Forstmann (R) name, which it uses as a trade name, as a trademark in connection with various merchandise, and as a service mark in the United States. The Forstmann name is also registered in various countries, including Austria, Australia, the Benelux countries, Canada, Denmark, France, Germany, Hong Kong, Indonesia, Ireland, Italy, Japan, Norway, Portugal, Spain, Switzerland and the United Kingdom, under International Class 24. In addition, the Company has applied to register the Forstmann name in various countries, including China and Sweden. The Company believes that no individual trademark or trade name, other than Forstmann(R), is material to the Company's business.

   EMPLOYEES. As of December 31, 1995, the Company employed approximately 2,173 hourly-paid, full-time skilled personnel at its plants and approximately 389 additional salaried, supervisory, management and administrative employees. None of the Company's employees is represented by a union or a labor organization. The Company has never experienced a strike and believes that its relations with its employees are good.

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

        Pursuant to Georgia's Hazardous Site Response Act (the "Response Act"), property owners in Georgia were required to notify the Environmental Protection Division of the Georgia Department of Natural Resources (the "EPD") of known releases of regulated substances on their properties above certain levels by March 22, 1994. Pursuant to the Response Act, the Company notified the EPD of two historical releases at the Company's Dublin, Georgia facility, one relating to the presence of trichloroethylene at the site (the "TCE Site") and one relating to another constituent near the southern property boundary. Based upon the Company's March 1994 notification, the EPD has determined that a release exceeding a reportable quantity has occurred at those two sites. As a result, the two sites have been listed on the Georgia Hazardous Site Inventory ("HSI"), which currently consists of over 300 other sites. In January 1995, the EPD notified the Company that it is a responsible party, and has informed the Company that, pursuant to the Response Act, the Company is required to submit a compliance status report and compliance status certification with respect to the two sites. The EPD also informed the Company of its obligation to identify all other potentially responsible parties, and, in compliance therewith, on February 24, 1995, the Company identified the prior owner and operator (J.P. Stevens & Co., Inc.) of the Company's Dublin facility. Also, in 1995, the EPD designated these sites as "Class I" (i.e., needing corrective action) sites.

        On June 29, 1995, the Company notified the EPD of a possible release of a hazardous substance at the Company-owned site (previously owned by J.P. Stevens & Co., Inc., ("J.P. Stevens") where various waste materials were reportedly disposed and burned (the "Burn Area"). The Company purchased the facility in 1986 and has not disposed of or burned such waste materials at the Burn Area.

        By letter of July 14, 1995, the EPD notified the Company that the two sites that the EPD has previously placed on the HSI had been designated as "Class I" sites needing corrective action. The letter required the Company to file a deed notice that the sites were on the HSI and needed corrective action. Included with this letter was a proposed consent order. The Company and the EPD tried to negotiate a mutually agreeable consent order regarding the two sites, but those negotiations were not successful.

        On December 29, 1995, the EPD issued separate administrative orders to the Company and J.P. Stevens, which related to the two sites at the Company's Dublin Facility. The orders require the Company and J.P. Stevens to submit a compliance status report and compliance status certification within 120 days from December 29 (i.e., by April 27, 1996) to the EPD that includes, among other things, a description of the release, including its nature and extent, and suspected or known source, quantity and date of the release. Based on the Company's evaluation of the administrative order and consultation with outside environmental consultants, the Company believes that the $0.4 million accrued environmental costs at October 29, 1995 covers the Company's known and probable responsibilities and costs expected to be incurred relative to the two sites. However, subsequent action by the EPD may result in the Company having to re-evaluate its accrual for environmental costs associated with the two sites which may result in the environmental accrual being increased.

        The EPD's letters of December 29, 1995 also informed the Company and J.P. Stevens that a release exceeding a reportable quantity had occurred in the Burn Area and that the Burn Area was being listed on the HSI. Both Forstmann and J.P. Stevens were requested to submit a compliance status report ("CSR") and compliance status certification for the Burn Area by April 11, 1996. The extent and scope of such remediation investigation has not been determined and the cost can not currently be estimated. Preparation of a CSR would first require completion of a remediation investigation of the Burn Area, which will be performed in 1996. The two companies responded separately to the EPD indicating their belief that the April 11, 1996 due date is unrealistic. The Company requested 330 days for submittal of the CSR. To date, the EPD has not responded to the Company's request.

        After completion of the remediation investigation, the Company will be able to estimate the expected future costs associated with the Burn Area. Based on previous experience with environmental issues at the Company's facilities, management believes that environmental costs associated with the Burn Area may be material and may have a material adverse effect on the Company's liquidity and financial position. The Company has been informed that EPD may require demonstration of financial assurance upon the conclusion of the Company's Bankruptcy Filing.


   FINANCING AGREEMENTS

        The Company's debt as of October 29, 1995, consists of indebtedness outstanding under the DIP Facility, the GE Capital Facility, the Senior Secured Notes, the CIT Equipment Facility, the capital lease obligations and the Subordinated Notes. As a result of the Company's results of operations, liquidity and financial position and the Bankruptcy Filing, the Company is in default under substantially all of its debt agreements. (See Note 7 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K.)

   DIP FACILITY. The Company has obtained DIP financing from GE Capital which was approved by the Bankruptcy Court. The DIP Facility, which expires on October 31, 1996, provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, less pre-petition advances and letters of credit outstanding under the GE Capital Facility.

        The Company's obligations under the DIP Facility are secured by liens on
   substantially all of the Company's assets.   Outstanding borrowings
   (including outstanding letters of credit) under the DIP Facility cannot exceed the sum of (1) 85% of eligible accounts receivable (other than bill and hold receivables); (2) the lesser of (a) $10 million or (b) a percentage (based on aging) of eligible bill and hold accounts receivable; (3) the lesser of (a) 65% of eligible inventory (other than seconds and samples) or (b) 60% of eligible inventory (other than seconds and samples) plus $3.5 million; and (4) the lesser of (a) $3 million or (b) 60% of samples and seconds. The Company's borrowing base is subject to reserves determined by GE Capital in its sole discretion. At October 29, 1995, the Company's loan availability as defined in the DIP Facility, in excess of pre-petition and post-petition advances and outstanding letters of credit, was approximately $15.0 million.

        Borrowings under the DIP Facility bear interest, at the Company's option, at a floating rate (which is based on a defined index rate) or a fixed rate (which is based on LIBOR) payable monthly. The floating rate is 1.5% per annum above the index rate, and the fixed rate is 3.0% per annum above LIBOR. At October 29, 1995, the DIP Facility bore interest at the fixed rate of 8.9% per annum through November 30, 1995 and was offset at the same rate from December 1, 1995 through February 29, 1996.

        Proceeds from the Company's ordinary operations are first applied to reduce the principal amount of borrowings outstanding under the GE Capital Facility until repaid in full and thereafter are applied to reduce the principal amount of borrowings outstanding under the DIP Facility. Unused portions of the DIP Facility may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations.

        Subject to certain exceptions, the DIP Facility restricts, among other things, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of certain restricted payments, the making of specified investments, the payment of cash dividends and the making of certain fundamental corporate changes and amendments to the Company's corporate organizational and governance instruments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria, including minimum EBITDA levels and maximum capital expenditure levels.

        The Company pays GE Capital, for the account of each of the lenders party to the DIP Facility, a fee of 0.5% per annum on the average daily unused portion of the DIP Facility. In addition, the Company paid GE Capital, for its own account, an agency fee of $150,000 per annum and pays certain fees in connection with extending and making available letters of credit. In connection with entering into the DIP Facility, the Company paid GE Capital $100,000 and agreed to pay $325,000 on February 15, 1996 and $125,000 on October 31, 1996.

   GE CAPITAL FACILITY. The Company entered into the GE Capital Facility as of October 30, 1992, for borrowings of up to $100 million. Subject to certain borrowing base limitations, the GE Capital Facility provided for a maximum available non-amortizing Revolving Line of Credit (which includes a $7.5 million letter of credit facility) of $85 million and had a term loan of $15 million (the "Original Term Loan"). On April 5, 1993, the Company issued the Senior Secured Notes in the aggregate principal amount of $20 million and prepaid in full the Original Term Loan. In January 1995, the GE Capital Facility was amended, subject to loan availability to provide the $7.5 million Term Loan. In January 1995, the Company borrowed $7.5 million under the Term Loan, the proceeds of which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit. As a result of the Company's deteriorating liquidity and financial position during Fiscal Year 1995 the Company was, at various times, not in compliance with certain of its financial covenant requirements, under the GE Capital Facility. On June 19, 1995, the GE Capital Facility was amended to, among other things, retroactively lower the financial covenant and provide lower financial covenant requirements under the remaining term of the GE Capital Facility. Such amended financial covenants were based on the Company's estimate of its future operating results and cash flows. In connection with such amendments, the Company agreed to repay borrowings outstanding under the Term Loan. On July 1, 1995 the Company repaid $2.5 million of the Term Loan, and on September 1, 1995 the Company repaid the remaining borrowings outstanding under the Term Loan. Borrowings under the Revolving Line of Credit were used to repay the Term Loan.

        The Company's obligations under the GE Capital Facility are secured by liens on substantially all of the Company's assets.

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

        As a result of the Bankruptcy Filing, the Company did not remit the required principal payment of $4.0 million that was due on October 31, 1995. Further, the quarterly interest payment of $633,937 due on October 31, 1995 was not paid.

        In addition, under the indenture relating to the Senior Secured Notes (the "Senior Secured Notes Indenture"), as modified by a Bankruptcy Court order, the net proceeds from the sale or other disposition by the Company of assets (excluding, among other things, the sales of inventory in the ordinary course of business) are required to be deposited with the Senior Secured Notes Indenture trustee. As of October 29, 1995, under the terms of the Senior Secured Notes Indenture, the Company had not deposited any net proceeds with the trustee.

        The Company's obligations under the Senior Secured Notes are secured by liens on substantially all of the Company's assets.

   CIT EQUIPMENT FACILITY. On December 27, 1991, the Company entered into the CIT Equipment Facility with CIT to finance the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. CIT has made purchase money loans to the Company pursuant to the CIT Equipment Facility in the principal amount of $0.7 million at an interest rate of 8.61% per annum on December 27, 1991, of $1.3 million at an interest rate of 7.86% per annum on September 15, 1992, of $2.6 million at an interest rate of 8.55% per annum on December 31, 1992, of $1.2 million at an interest rate of 7.75% per annum on August 2, 1993, of $2.0 million at an interest rate of 7.45% per annum on August 24, 1993, of $1.7 million at an interest rate of 7.36% per annum on October 22, 1993, of $1.1 million at an interest rate of 7.74% per annum on December 29, 1993 and of $2.5 million at an interest rate of 10.58%. The Company is obligated to provide CIT with irrevocable letters of credit in an amount equal to 25% of the original principal amount of each loan incurred after August 1, 1993 through December 31, 1993. In December 1994, the CIT Equipment Facility was amended to provide for up to two additional loans not to exceed an aggregate of $5.0 million of additional equipment financing equal to 85% of the acquisition cost of machinery and equipment, net of all taxes, freight, installation and certain other fees, costs and expenses. The commitment period would have ended on July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%. Each loan under the CIT Equipment Facility is payable in 60 monthly installments.

        As a result of the Company's deteriorating liquidity and financial position during Fiscal Year 1995, the Company, at various times, was not in compliance with certain of its financial covenant requirements under the CIT Equipment Facility. On June 14, 1995, the CIT Equipment Facility was amended to, among other things, retroactively lower the financial covenant requirements remaining under the CIT Equipment Facility. Effective as of April 30, 1995, the commitment to provide an additional borrowing under the CIT Equipment Facility was terminated. At October 29, 1995, an aggregate of $7.5 million was outstanding under the CIT Equipment Facility.

        The Company was required to provide CIT with an irrevocable letter of credit in an amount equal to 25% of the original principal amount of each additional loan made under the August 2, 1995 amendment. At the Bankruptcy Filing date the Company owed CIT $7.7 million in principal and accrued interest and had issued a $1.5 million letter of credit payable to CIT.
   Since October 29, 1995 and through January 2, 1996 CIT has drawn $0.9 million to satisfy principal and interest due under the CIT Equipment Facility.

   SUBORDINATED INDEBTEDNESS. In April 1989, through an underwritten public offering, the Company sold $100 million of the Subordinated Notes which currently have an interest rate until maturity of 14-3/4%. As of January 1, 1995, an aggregate of $100 million face amount of the Subordinated Notes were outstanding -an aggregate of $43.4 million of which are owned by the Company. The Subordinated Notes are subordinated to all existing senior indebtedness of the Company (which currently consist of the loans under the GECC Facility, the Senior Secured Notes and the CIT Equipment Facility) and any extensions, modifications or refinancings thereof. In connection with an exchange offer, the Company acquired, and did not retire or cancel, $46.2 million aggregate face amount of the Subordinate Notes. The Company used $2.9 million of such Subordinated Notes to satisfy the January 31, 1993 mandatory redemption required in the Subordinated Notes Indenture. The Company is required to redeem on April 15, 1998, $50.0 million of the aggregate face amount of the Subordinated Notes at a redemption price equal to par, plus accrued interest to the redemption date. The remaining Subordinated Notes are due on April 15, 1999. The Company may use the remaining $43.4 million of the Subordinated Notes acquired in the exchange offer to satisfy partially the April 15, 1998 mandatory redemption required in the Subordinated Notes Indenture. As a result of the Bankruptcy Filing, the Company wrote off $3.5 million of the unamortized debt premium related to the Subordinated Notes. The Company did not remit the semi-annual interest payment of $4.2 million due on October 15, 1995 to holders of the Subordinated Notes. Through the date of the Bankruptcy Filing, the Company had accrued $3.7 million in interest associated with the Subordinated Notes. Such amount is included in "Liabilities Subject to Compromise" at October 29, 1995. See the Financial Statements included in Item 8. of this Annual Report on Form 10-K and Notes 1 and 11 thereto. Further, the Company is no longer accruing interest on the Subordinated Notes as such Subordinated Notes are not secured.


   Item 2.  PROPERTIES
            ----------

        Information regarding the Company's manufacturing facilities, all of which are owned, is as follows:


                              Approximate
                             Square Feet of
                                Building     Acreage
                             --------------  -------

   Dublin Plant                     363,000      295
   Dublin, Georgia

   Nathaniel Plant                  313,000       *
   Dublin, Georgia

   Milledgeville Plant              580,000      141
   Milledgeville, Georgia

   Louisville Plant                 153,000      393
   Louisville, Georgia

   Tifton Plant                     244,000       99
   Tifton, Georgia

   * The Nathaniel plant adjoins the Dublin plant and is located on the same property.


             The Company owns a 24,000 square foot office building adjoining its Dublin plant, which is used for administrative offices.

             The Company leases approximately 35,000 square feet of office space at 1155 Avenue of the Americas, New York City (the "1155 Lease"), for its principal executives offices, its styling, sales and marketing operations and its Forstmann International division. Such lease expires on December 31, 2015.

             The Company also leases storage facilities in Georgia and a regional sales office in Dallas, Texas, primarily on a short-term basis.

             The Company believes that its facilities are adequate to serve its present needs. Substantially all of the Company's properties, plants and equipment are encumbered by security interests under the DIP Facility, the GE Capital Facility, and the Senior Secured Notes Indenture. See "Business -
   - Financing Arrangements" in Item 1. of this Annual Report on Form 10-K.


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


   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             -----------------------------------------------------

             During the fourth quarter of Fiscal Year 1995, no matters were submitted by the Company to a vote of its shareholders.

                                    PART II

   Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             -------------------------------------------------
             STOCKHOLDER MATTERS
             --------------------

             The Company's Common Stock was traded on the NASDAQ National Market System ("NASDAQ-NMS"), the automated quotation system of The National Association of Securities Dealers, Inc. (the "NASD") under the symbol "FSTM". As a result of the Company's closing price per share being less than $1.00 per share for more than thirty (30) consecutive days the NASDAQ National Market System delisted Forstmann & Company, Inc. on October 16, 1995.

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

       3rd Fiscal Quarter
       (May 2 through
       July 31)                     11-3/4                        10-3/4

       4th Fiscal Quarter
       (August 1 through
       October 30)                  11-1/2                         6-1/4


       Fiscal Year 1995
       ----------------
       1st Fiscal Quarter
       (October 31, 1994 through
       January 29, 1995)                 7                             5

       2nd Fiscal Quarter
       (January 30 through
       April 30)                         6                         3-3/4

       3rd Fiscal Quarter
       (May 1 through
       July 30)                          5                             1

       4th Fiscal Quarter
       (July 31 through
       October 16)                   2-1/4                           3/8

     At December 31, 1995, the Company had 72 record holders of its Common Stock, including CEDE & Company, the nominee of Depositary Trust Company, that held 2,642,800 shares of Common Stock as nominee for an unknown number of beneficial holders.

     The Company has not paid, and has no present intention to pay in the foreseeable future, any cash dividends in respect of its Common Stock. The DIP Facility prohibits and the Senior Secured Notes Indenture and the Subordinated Notes Indenture restrict the payment of cash dividends. The payment of future cash dividends, if any, would be made only from assets legally available therefore, and would generally depend on the Company's financial condition, results of operations, current and anticipated capital requirements, plans for expansion, if any, restrictions under its then existing credit and other debt instruments and arrangements, and other factors deemed relevant by the Company's Board of Directors, in its sole discretion. As a debtor-in-possession, the Company is prohibited under the Bankruptcy Code from paying cash dividends.

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

     Presented below are selected operating statement data for the Company for the fiscal years ended October 29, 1995, October 30, 1994, October 31, 1993, November 1, 1992 and October 27, 1991. Also presented are selected balance sheet data for the Company as of October 29, 1995, October 30, 1994, October 31, 1993, November 1, 1992 and October 27, 1991. The selected financial data have been derived from the audited financial statements of the Company, are not covered by the report of the Company's independent public accountants and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. of this Annual Report on Form 10-K and the Company's financial statements (and the related notes and schedules thereto) in Item 8. of this Annual Report on Form 10-K.



                                                   FISCAL YEAR      FISCAL YEAR      FISCAL YEAR      FISCAL YEAR     FISCAL YEAR
                                                      ENDED            ENDED            ENDED            ENDED           ENDED
                                                   OCTOBER 29,      OCTOBER 30,      OCTOBER 31,      NOVEMBER 1,     OCTOBER 27,
                                                      1995             1994             1993             1992             1991
                                                 ---------------  ---------------  ---------------  ---------------  --------------

OPERATING STATEMENT DATA(1):...................     (amounts in thousands, except per share and share information)
Net Sales......................................     $   222,217      $   237,085     $    233,365    $     208,908    $  194,622
Gross profit...................................          26,323           47,852           51,018           39,833        31,863
Operating income (loss)........................            (248)(3)       23,417           26,618(3)        21,847         5,570(3)
Income (loss) before income taxes, extraordinary
 loss and reorganization items.................         (19,817)           5,900           10,869            3,864       (15,584)
Reorganization items(2)........................          10,904                -                -                -             -
Income tax (provision) benefit.................           4,250           (2,331)          (4,245)          (5,690)(4)     6,047
Income (loss) before extraordinary loss........         (26,471)           3,569            6,624           (1,826)       (9,537)
Net income (loss)..............................         (26,471)           3,569            6,624           (3,005)(5)    (9,537)
Income (loss) applicable to common shareholders         (26,701)           3,339            6,415           (3,245)       (9,752)
Per share and share information (pro forma as
 to 1992
 and 1991)(6):
  Income (loss) before extraordinary loss
   applicable to common shareholders...........           (4.75)             .60             1.15              .61         (1.08)
  Income (loss) applicable to common
   shareholders................................           (4.75)             .60             1.15              .40         (1.08)

  Weighted average common shares outstanding...   5,618,799shs.    5,592,022shs.    5,585,014shs.    5,585,014shs.   5,585,014shs.

OTHER OPERATING DATA:
Income before interest, income taxes,
 depreciation,
 amortization, reorganization items and loss
  from
 abandoned property and other assets...........          13,581           37,074           37,946           32,583        26,271
Capital expenditures...........................          13,729           14,979           14,955           12,354         6,986



                                                        AS OF          AS OF            AS OF            AS OF            AS OF
                                                     OCTOBER 29,     OCTOBER 30,      OCTOBER 31,      NOVEMBER 1,      OCTOBER 27,
                                                       1995(2)         1994            1993(7)            1992             1991
                                                     ------------    -----------      ------------     -----------      ------------


BALANCE SHEET DATA(7):.........................                                  (amounts in thousands)
Current Assets.................................     $   116,475      $   140,801     $    130,172    $     123,626    $    112,519
Property, plant and equipment, net of accumulated
 depreciation and amortization.................          78,784           79,479           76,521           92,231          89,974
Total assets...................................         198,203          229,256          215,567          223,424         209,027
Long-term debt, including DIP Facility and
 current
 maturities of long-term debt and long-term
  debt
 included in liabilities subject to compromise.         142,935          158,311          138,859          116,925         157,414
Senior Preferred Stock, redeemable.............           2,655            2,425            2,195            4,930           4,690
Shareholders' equity...........................           7,667           35,836           33,890           51,083           8,337

----------------------------------

       Notes to Operating Statement Data and Balance Sheet Data next page.

(1) The year ended November 1, 1992 ("Fiscal Year 1992") consists of a 53 week period. The years ended October 29, 1995 ("Fiscal Year 1995"), October 30, 1994 ("Fiscal Year 1994"), October 31, 1993 ("Fiscal Year 1993"), and October 27, 1991 ("Fiscal Year 1991") consist of 52 week periods. No cash dividends on the Common Stock were paid during any of the foregoing periods.

(2) On September 22, 1995, the Bankruptcy Filing occurred. The Company's Fiscal Year 1995 financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting of Entities in Reorganization Under the Bankruptcy Code". In accordance with SOP 90-7, professional fees and restructuring charges directly related to the Bankruptcy Filing have been segregated from normal operations during Fiscal Year 1995. Reference is made to Note 15 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K for a description of reorganization items.

(3) After taking into account a $9.2 million provision in Fiscal Year 1991 and a $1.0 million and $0.4 million provision in Fiscal Year 1993 and 1995, respectively for a non-cash loss from abandonment, disposal and impairment of machinery and equipment and other assets to reflect their remaining economic value.

(4) The Company recorded a net deferred income tax expense of $4.2 million primarily to reflect previously recognized income tax benefits.

(5) After taking into account an extraordinary loss of $1.2 million, net of income tax benefit, resulting from a debt refinancing.

(6) The per share and share information for Fiscal Year 1992 and Fiscal Year 1991 is presented on a pro forma basis to give effect to an exchange offer and merger of the Company with an affiliate, as if such transactions occurred at the beginning of Fiscal Year 1991 and as if such transactions were effected as a recapitalization of the Company. The per share information for Fiscal Year 1995, 1994 and 1993 is actual.

(7) The Company revalued its assets and liabilities to fair value as of the beginning of Fiscal Year 1993 pursuant to the principles of quasi-reorganization accounting as more fully described in Note 14 to the Financial Statements included in Item 8. of this Annual Report on
     Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------


Recent Events
-------------

     As a result of the continued decline in the Company's results of operations throughout Fiscal Year 1995, on September 22, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The decline in the Company's results of operations is principally due to the Company's high debt leverage, rising wool costs and sluggishness of retail apparel sales. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Under Chapter 11, absent authorization of the Bankruptcy Court, efforts to collect on claims against the Company in existence prior to the Bankruptcy Filing are stayed while the Company continues business operations as debtor-in-possession. Unsecured claims against the Company in existence prior to the Bankruptcy Filing are reflected in the Financial Statements included in Item 8. of this Annual Report on Form 10-K as "Liabilities Subject to Compromise". See the Financial Statements included in Item 8. of this Annual Report on Form 10-K and Notes 1 and 11 thereto. As of October 29, 1995 the amount of such claims approximated $90.8 million which primarily includes unsecured trade accounts payable and Subordinated Notes, including interest thereon through the date of the Bankruptcy Filing. Additional claims (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from the rejection of executory contracts, including leases, from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). A successful plan of reorganization may require certain compromises of liabilities (including Secured Claims) that, as of October 29, 1995, are not classified as "Liabilities Subject to Compromise". The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. Parties holding Secured Claims have the right to move the court for relief from the stay imposed by the Bankruptcy Court to permit foreclosure on collateral, which relief may be granted in certain circumstances. Secured Claims are collateralized by substantially all of the assets of the Company, including accounts receivables, inventory and property, plant and equipment. The Company has received approval from the Bankruptcy Court to pay or honor certain of its prepetition liabilities, including employee salaries, wages and benefits.

     Since the Bankruptcy Filing, the Company has been reassessing its business strategy and capital expenditures plans. This process, which began in the Company's 1995 fourth quarter, will be on-going until the Company successfully develops and implements a plan of reorganization and emerges from bankruptcy. In the course of this process, the Company is significantly reducing its product offerings, manufacturing production levels and capital spending plans (including those for computer information systems). As a result of such events, certain assets of the Company have been rendered surplus or obsolete. Accordingly, the Company has increased its inventory market reserves (see Note 3 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K) and written down certain of its machinery and equipment (see Note 4 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K). Also, the Company has evaluated its computer information systems that were being internally developed, decided to significantly curtail future development of the systems, abandon certain development projects in process, and concluded that the majority of previously capitalized costs will not be recoverable through the Company's future operations (see Note 5 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K). As a plan of reorganization is developed, the Company may further conclude that additional market reserves, write downs of machinery and equipment and write downs of other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of a plan of reorganization that are not reflected in the Financial Statements included in Item 8. of this Annual Report on Form 10-K. Any such additional asset impairment or restructuring costs directly related to reorganization proceedings will be reflected as reorganization items in the Company's financial statements in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a restructuring liability.

The Company purchases the majority of its raw wool needs from Australia. The Company does not have access to adequate alternative sources of raw wool if the existing wool suppliers are unwilling to supply raw wool to the Company.


Results of Operations
---------------------

          The Fifty-Two Week Period Ended October 29, 1995 ("Fiscal Year 1995") compared to the Fifty-Two Week Period Ended October 30, 1994 ("Fiscal Year 1994").

          The Company's expectations or beliefs expressed below regarding results of operations for fiscal year 1996 constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

          Net sales in Fiscal Year 1995 were $222.2 million, a decrease of $14.9 million or 6.3% from Fiscal Year 1994. Total yards of fabric sold decreased 3.7% during Fiscal Year 1995. The decline in sales is attributable to a decline in sales of women's outerwear (coating), menswear and specialty fabrics which were somewhat offset by increases in womenswear, converting and Carpini fabrics. Due to this shift in product mix, the average per yard selling price declined from $7.63 in Fiscal Year 1994 to $7.42 in Fiscal Year 1995. Sales of women's outerwear fabrics declined 43% in Fiscal Year 1995 due to the unseasonably warm fall and winter weather experienced in much of the U.S. last year and the increase in women's coats imported from Eastern Europe last year. As a result, during 1995, higher levels of women's coats remained in retail inventories resulting in lower demand for the Company's women's outerwear fabrics for the fall and winter season. Compounding the effect of the decline in women's outerwear fabrics was a decline in sales of menswear worsted and specialty fabrics. The decline in menswear sales reflects the continuing decline in the sale of tailored menswear and the shift to "Friday wear". The decline in specialty fabrics is primarily due to the effects of the prolonged major league baseball strike which resulted in lower demand for baseball caps. Excluding government sales ($3.7 million in Fiscal Year 1995 and $2.9 million in Fiscal Year 1994), which traditionally yield lower gross profit margins, net sales for Fiscal Year 1995 declined $15.7 million from Fiscal Year 1994.

          Cost of goods sold increased $6.7 million to $195.9 million in Fiscal Year 1995. Gross profit declined $21.5 million or 45.0% to $26.3 million in Fiscal Year 1995 and the gross profit margin declined to 11.8% in Fiscal Year 1995 from 20.2% in Fiscal Year 1994. The decline in gross profit is primarily due to the significant increase in wool costs that was not recovered through higher selling prices. Fiscal Year 1995 wool costs were 26% higher than Fiscal Year 1994. Due to the continuing weakness in sales, the Company reduced its manufacturing operations, particularly woolen, during the fourth quarter of Fiscal Year 1995. Due to the on-going weakness in sales resulting from the depressed retail apparel market, the need to maximize cash flows by reducing the Company's investment in inventory and higher wool costs, the Company expects the gross profit margin for fiscal year 1996 to be lower than that for Fiscal Year 1995.

          Selling, general and administrative expenses, excluding the provision for uncollectible accounts, increased 4.2% in Fiscal Year 1995 to $23.3 million as compared to $22.4 million in Fiscal Year 1994. The majority of this increase is attributable to severances, relocation of the Company's corporate and marketing headquarters and professional services, all of which were somewhat offset by a decline in employee benefit related expenses, primarily pension and retirement and travel and entertainment, lower advertising and promotional related expenses and incentive compensation. Severance in Fiscal Year 1995 is primarily due to the Company and an Executive Officer entering into a severance agreement and the Executive Officer resigning from the Company as more fully described in Note 11 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K. In connection with the Company relocating and entering into a twenty (20) year lease for its corporate and marketing headquarters, the new landlord and the Company entered into a takeover agreement, effective August 1, 1995, whereby the landlord agreed to take over the Company's remaining obligation under a previous lease which expires in October 1996. Pursuant to the accounting rules for leases, the Company recognized a loss of $0.6 million during Fiscal Year 1995 for the estimated economic loss in the previous lease assumed by the new landlord. Additionally, during Fiscal Year 1995, the Company incurred accelerated amortization on leasehold improvements associated with the previous lease.

          The provision for uncollectible accounts increased from $2.2 million in Fiscal Year 1994 to $2.9 million. Such increase is primarily attributable to an increase in the Company's allowance for uncollectible accounts in Fiscal Year 1995 resulting from the filing by two of the Company's menswear customers for protection under the United States Bankruptcy Code. Further, the Company increased its general allowance based on continuing economic downturn in the apparel industries, in which most of the Company's customers operate. During Fiscal Year 1994, the allowance for doubtful accounts included an increased provision as a result of one of the Company's outerwear customers filing for protection under the United States Bankruptcy Code in February 1994.

          Interest expense in Fiscal Year 1995 was $19.6 million compared to $17.5 million in Fiscal Year 1994. This increase is primarily due to the increase in the Federal Reserve discount rates which began during calendar year 1994. Increases in the Federal Reserve discount rates since the beginning of fiscal year 1994 have resulted in the Company's interest rates applicable to borrowings under the Revolving Line of Credit and Senior Secured Notes increasing by approximately 2% per annum in Fiscal Year 1995 as compared to Fiscal Year 1994.

          Since the Bankruptcy Filing, the Company has been reassessing its business strategy and capital expenditures plans. This process, which began in the Company's 1995 fourth quarter will be on-going until the Company successfully develops and implements a plan of reorganization and emerges from bankruptcy. In the course of this process, the Company is significantly reducing its product offerings, manufacturing production levels and capital spending plans (including those for computer information systems). As a result of such events, certain assets of the Company have been rendered surplus or obsolete. Accordingly, during the fourth quarter of Fiscal Year 1995, the Company increased its inventory market reserves $4.3 million and wrote down certain of its machinery and equipment $2.3 million and barter credits $0.9 million. Also, during the fourth quarter of Fiscal Year 1995, the Company evaluated its computer information systems that were being internally developed, decided to significantly curtail internal development of the systems, abandon certain development projects in process, and concluded that $4.6 million of previously capitalized costs will not be recovered through the Company's future operations. As a result of the Bankruptcy Filing, during the fourth quarter of Fiscal Year 1995, the Company incurred $1.2 million in professional fees, wrote off $1.0 million in deferred financing costs, incurred $0.3 million gain in financing related fees, wrote off $3.5 million of debt premium associated with the Subordinated Notes and incurred $0.3 million in other reorganization items. All of these costs and write offs have been accounted for as reorganization items in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting of Entities in Reorganization Under the Bankruptcy Code." As a plan of reorganization is developed the Company may further conclude that additional market reserves, write downs of machinery and equipment and write downs of other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of a plan of reorganization that are not reflected in Financial Statements included in Item 8. of this Annual Report on Form 10-K. Any additional asset impairment or restructuring costs directly related to reorganization proceedings will be reflected as reorganization items in the Company's financial statements in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a restructuring liability.

          The Company's effective tax rate was 13.8% for Fiscal Year 1995, while the effective tax rate for Fiscal Year 1994 was 39.5%. Recognition of the income tax benefit in Fiscal Year 1995 was limited to the amount of its net operating loss the Company can carry back. To the extent the Company had net deferred tax assets at October 29, 1995, the Company, during Fiscal Year 1995, established a valuation allowance to reduce such net deferred tax assets to zero. The corresponding charge to increase the valuation allowance reduced the Company's 1995 income tax benefit.

          As a result of the foregoing, the Company realized a net loss of $26.5 million in Fiscal Year 1995 compared to net income of $3.6 million in Fiscal Year 1994.

          Preferred stock in-kind dividends and accretion to redemption value was $230,000 in both Fiscal Years 1995 and 1994. As a result of the Bankruptcy Filing, the Company is no longer accruing the dividend under the redeemable preferred stock and accretion of the recorded balance of redemption value. As a result of the foregoing, the Company's loss applicable to common shareholders was $26.7 million, compared to income applicable to common shareholders of $3.3 million in Fiscal Year 1994.

          In light of the Bankruptcy Filing, which is expected to result in the Company reducing its working capital needs, and the effect of no longer accruing interest expense due on unsecured indebtedness, the Company expects interest expense in fiscal year 1996 to be significantly less than in Fiscal Year 1995. Interest, at the contractural rate of $8.4 million per annum, on the Company's 14-3/4% Senior Subordinated Notes with a face value of approximately $56.6 million, is no longer being accured as result of the Bankruptcy Filing. The Company expects overall wool costs in fiscal year 1996 to be 10% higher than Fiscal Year 1995 due to the timing of changes in wool market conditions, consumption needs and the actual wool purchase commitment position of the Company.

          The Company's sales order backlog at January 28, 1996 was $61.3 million, a decrease of $3.4 million from the comparable period one year ago. Excluding government orders, which yield slightly lower gross profit margins, the backlog at January 28, 1996 was $12.7 million less than the comparable period one year ago. The decline in backlog excluding government orders, is attributable to an overall decline in demand for apparel fabrics which the Company believes is due to the continuing sluggishness of retail apparel sales and increased apparel imports. Due to this environment, coupled with the overall excess apparel textile fabric manufacturing capacity, management expects to encounter pricing pressures which will depress gross margins during fiscal year 1996.


          The Fifty-Two Week Period Ended October 30, 1994 ("Fiscal Year 1994") compared to the Fifty-Two Week Period ended October 31, 1993 ("Fiscal Year 1993").

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

          Cost of goods sold increased to $189.2 million from $182.3 million in Fiscal Year 1993. Gross profit decreased 6.2% in Fiscal Year 1994 to $47.9 million, and gross profit margin for Fiscal Year 1994 was 20.2% compared to 21.9% for Fiscal Year 1993. Production of certain fabrics and related yarns, particularly during the fourth quarter of Fiscal Year 1994, was slowed in response to the decline in womenswear fabrics. The lowering of production, its resultant lower absorption of manufacturing costs, as well as an unusually high increase in healthcare claims and workers' compensation expenses, adversely effected gross profit for the year. Fiscal Year 1994 and Fiscal Year 1993 include the effects of the Company's quasi reorganization which was effected as of the beginning of Fiscal Year 1993.

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

          The provision for uncollectible accounts declined from $2.7 million in Fiscal Year 1993 to $2.2 million in Fiscal Year 1994. The provision for uncollectible accounts in Fiscal Year 1993 includes the effect of several of the Company's customers filing for protection under the Bankruptcy Code, which customers, at the time of such filings, owed the Company an aggregate of $2.5 million.

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

Liquidity and Capital Resources
-------------------------------

          The Company's expectations or beliefs expressed below regarding liquidity and capital resources for fiscal year 1996 constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act.

          The Company historically has financed its operations and investing activities through a combination of borrowings, equipment leasing, and internally generated funds. The Company's financing needs have arisen principally in connection with modernization and expansion of the Company's production capacity and with increased working capital needs that had accompanied sales growth. Additional borrowings were needed to finance higher inventories throughout Fiscal Year 1995. Gross inventories, excluding market reserves, at October 29, 1995 were approximately equal to inventories at October 30, 1994. However, during Fiscal Year 1995, gross inventories were approximately $4.4 million higher on average than in Fiscal Year 1994 as a result of an increase in wool prices and an increase in work-in-process inventories due to the overall decline in sales.

          The Company has obtained debtor-in-possession (DIP) financing from GE Capital under a DIP Facility. The DIP Facility provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's then existing GE Capital Facility (hereinafter defined). The DIP Facility is subject to certain borrowing base limitations and expires on October 31, 1996.

          The Company entered into a five-year loan agreement as of October 30, 1992 with GE Capital, as agent and lender, which as subsequently amended, provided revolving loans up to a maximum of $85 million (the "Revolving Line of Credit") (which included a $7.5 million letter of credit facility) (the "GE Capital Facility"). In January 1995, the GE Capital Facility was amended, subject to loan availability (as defined), to provide a $7.5 million term loan (the "Term Loan"). On January 23, 1995, the Company borrowed $7.5 million under the Term Loan, the proceeds of which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit. On June 19, 1995, the GE Capital Facility was amended to, among other things, retroactively lower certain financial covenants and provide lower financial covenant requirements under the remaining term of the GE Capital Facility. Such amended financial covenants were based on the Company's estimate of its future operating results and cash flows. In connection with such amendment, the Company agreed to repay borrowings outstanding under the Term Loan. On July 1, 1995 the Company repaid $2.5 million of the Term Loan and on September 1, 1995 the Company repaid the remaining borrowings outstanding under the Term Loan. Borrowings under the Revolving Line of Credit were used to repay the Term Loan.

          The Company's cash requirements, including working capital and capital expenditures during Fiscal Year 1995, were funded from the proceeds from borrowings under the DIP Facility and GE Capital Facility. At October 29, 1995 the aggregate amount of revolving loans and letters of credit outstanding under the DIP Facility and GE

Capital Facility was approximately $48.1 million and loan availability (under the DIP Facility), in excess of the Company's outstanding borrowings and letters of credit, was approximately $15.0 million.

          The Company is in default of substantially all of its debt agreements (other than the DIP Facility). During Fiscal Year 1995, the Company was, at various times, not in compliance with certain of its financial covenant requirements under the GE Capital Facility, the indenture to the Senior Secured Notes and the CIT Equipment Facility. Effective as of April 30, 1995, certain financial covenants under the GE Capital Facility, the indenture to the Senior Secured Notes and the CIT Equipment Facility were amended. Had these amendments not been effective as of such date, the Company would not have been in compliance as of such date with among other things, the minimum adjusted tangible worth, EBITDA, and certain EBITDA related ratio requirements in certain of those agreements.

          Capital additions for plant and equipment were $13.7 million in Fiscal Year 1995. The Company expects spending for capital expenditures, primarily machinery and equipment, in fiscal year 1996 to be significantly less than Fiscal Year 1995 due to the curtailment of the Company's $100 million capital investment program as a result of the Bankruptcy Filing. Under the terms of the DIP Facility, capital expenditures can not exceed $3.0 million and the Company is prohibited from entering into any additional capital lease obligations. Further, the DIP Facility prohibits the Company from entering into any operating lease obligations other than for replacement of existing operating lease obligations where the minimum annual rental payments under the new operating lease does not exceed the old operating lease by $50,000 or more. Capital additions, including capital lease obligations, for plant and equipment were $15.0 million in each of Fiscal Years 1994 and 1993 and $12.4 million in fiscal year 1992.

          The Company believes that cash generated from operations and borrowings under the DIP Facility will be sufficient to fund its fiscal year 1996 working capital and capital expenditures requirements. However, expected cash flow from operations is dependent upon achieving sales expectations during fiscal year 1996 which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under its DIP Facility will tend to increase throughout the fiscal year until the fourth quarter, when, at year-end, borrowings will tend to be the lowest. However, the Company's ability to reduce its working capital needs, as well as, deviations from the Company's fiscal year 1996 operating plan, could result in borrowings at the end of fiscal year 1996 being higher than at the beginning of fiscal year 1996 or being higher during various times within fiscal year 1996 than comparable periods within Fiscal Year 1995.

          Net cash provided by operating activities during Fiscal Year 1995 was $26.9 million, an increase of $29.4 million from Fiscal Year 1994. As a result of the Bankruptcy Filing, approximately $32.9 million of accrued liabilities and accounts payable were classified as "Liabilities Subject to Compromise." See the Financial Statements included in Item 8. of this Annual Report on Form 10-K and Notes 1 and 11 thereto. Assuming payment of these liabilities, operations used approximately $6.0 million, an increase of $3.5 million. Historically, during the first half of its fiscal year, the Company utilizes cash to fund operations, whereas operations provide cash during the second half of the Company's fiscal year. Net cash used in investing activities during Fiscal Year 1995, primarily for capital expenditures, was $15.0 million, an increase of $1.8 million from Fiscal Year 1994. Such increase was primarily due to capital expenditures in Fiscal Year 1995 being totally funded through borrowings under the DIP Facility and GE Capital Facility whereas the Company acquired approximately $3.6 million of its capital investments under capital leases in Fiscal Year 1994. Net cash provided by operations plus borrowings under the DIP Facility ($9.4 million ) and CIT Equipment Facilities ($2.5 million) were used to repay $20.1 million in borrowings under the GE Capital Facility and $2.9 million of other financing facilities and $0.9 million of costs incurred in connection with the Dissenters' Proceeding.

          Working capital at October 29, 1995 was $45.0 million, a decrease of $67.7 million from October 30, 1994. This decrease resulted, in part, from a $24.3 million decrease in current assets, primarily attributable to a decrease in accounts receivable of $13.2 million and a decrease in inventories of $7.4 million. The decrease in accounts receivable is primarily attributable to the $13.4 million decline in sales during the fourth quarter of Fiscal Year 1995. The decrease in inventories is primarily attributable to a $6.4 million increase in inventory market reserves mainly due to the Company's assessment and evaluation of its business strategy as more thoroughly discussed in Note 1 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K. Further as a result of the Bankruptcy Filing and the Company entering into the DIP Facility which expires on October 31, 1996, current liabilities increased approximately $43.3 million in Fiscal Year 1995.

          Historically, the Company experiences an increase in accounts receivable during the second and third quarters of its fiscal year, due to the seasonal increase in sales which typically occurs in February through July of each year. This seasonal pattern is further influenced by the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating"), which permit payment 60 days beyond July 1 for invoices billed in January through June. Accounts receivable at October 30, 1994 included $8.2 million of receivables with dating, whereas at October 29, 1995 accounts receivable included $1.7 million of receivables with dating. The Company expects sales with dating terms to be lower in fiscal year 1996 due to the Company limiting such sales (primarily to coating fabric customers) in light of the Company's limited working capital availability.

          The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Based on the Company's forward purchase commitments and wool market trends, the Company expects wool costs to increase approximately 10% in fiscal year 1996 as compared to Fiscal Year 1995.

          The Company's assumed discount rate (the "discount rate") used to measure the accumulated benefit obligation for its hourly and salaried pension plans under SFAS No. 87, "Employers' Accounting for Pensions," as of the end of Fiscal Year 1995 was decreased from 8.75% to 7.25% based on the composition of the accumulated benefit obligation and current economic conditions. The Company's hourly pension plan's accumulated benefit obligation exceeds the plan assets at fair value by $1.5 million. As of the end of Fiscal Year 1994, the discount rate was increased from 7.00% to 8.75% based on then prevailing economic conditions. The raising of the discount rate at the end of Fiscal Year 1994 caused the Company's hourly pension plan's accumulated benefit obligation to exceed plan assets at fair value by $0.6 million.

          During Fiscal Year 1995, the Company increased its accrued additional pension liability in excess of accumulated benefit obligation from $0.9 million to $2.0 million and increased the $0.5 million excess of additional pension liability over unrecognized prior service cost, net of $0.3 million deferred tax benefit charged to shareholders' equity at the end of Fiscal Year 1994, to $2.0 million. Based primarily on the lowering of the discount rate, the Company estimates that net periodic pension cost for both the hourly and salaried pension plans during fiscal year 1996 will be approximately $0.3 million higher than in Fiscal Year 1995. However, changes in the Company's employment base or future changes in the hourly and salaried pension plans could result in actual results for fiscal year 1996 differing from expectations.

          The Company does not believe that inflation, other than the increase in wool costs, has had a material impact on its business.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report..............................  26

Balance Sheets as of October 29, 1995
and October 30, 1994......................................  27

Statements of Operations for the Fifty-Two
Weeks Ended October 29, 1995, October 30, 1994
and October 31, 1993......................................  28

Statements of Cash Flows for the Fifty-Two
Weeks Ended October 29, 1995, October 30, 1994
and October 31, 1993......................................  29

Statements of Shareholders' Equity
for the Fifty-Two Weeks Ended October 31, 1993,
October 30, 1994 and October 29, 1995.....................  31

Notes to Financial Statements for the
Fifty-Two Weeks Ended October 29, 1995, October 30, 1994
and October 31, 1993......................................  32


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Forstmann & Company, Inc. (Debtor-in-Possession):

We have audited the accompanying balance sheets of Forstmann & Company, Inc. (Debtor-in-Possession) as of October 29, 1995, and October 30, 1994 and the related statements of operations, shareholders' equity and cash flows for the fifty-two weeks ended October 29, 1995, October 30, 1994 and October 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Forstmann & Company, Inc. at October 29, 1995 and October 30, 1994 and the results of its operations and its cash flows for the fifty-two weeks ended October 29, 1995, October 30, 1994 and October 31, 1993, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, the Company was in violation of substantially all of its debt agreements at October 29, 1995 and has experienced a significant decline in operating results. The Company filed a petition seeking protection under Chapter 11 of the United States Bankruptcy Code on September 22, 1995. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 26, 1996


FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)
------------------------------------------------------------------------------------------------

BALANCE SHEETS
OCTOBER 29, 1995 AND OCTOBER 30, 1994
                                                                NOTES               1995          1994
                                                            --------            ------------   ------------
ASSETS

CURRENT ASSETS:

  Cash....................................................                     $     52,000   $     49,000
  Accounts receivable, net of allowance
      of $2,991,000 and $2,100,000........................                       43,872,000     57,089,000
  Current income taxes receivable.........................         9              2,417,000      1,500,000
  Inventories.............................................         3             69,470,000     76,881,000
  Current deferred tax assets.............................         9                      -      4,339,000
  Other current assets....................................                          664,000        943,000
                                                                                -----------    -----------
    Total current assets..................................                      116,475,000    140,801,000

Property, plant and equipment, net........................         4             78,784,000     79,479,000
Other assets..............................................         5              2,944,000      8,976,000
                                                                               ------------   ------------

    Total.................................................                     $198,203,000   $229,256,000
                                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:

  Current maturities of long-term debt....................         7           $ 61,001,000   $  2,714,000
  Accounts payable........................................                        1,771,000     13,153,000
  Accrued liabilities.....................................      6,12              9,048,000     12,272,000
                                                                               ------------   ------------
    Total current liabilities.............................                       71,820,000     28,139,000

Long-term debt............................................         7             25,302,000    155,597,000
Deferred tax liability....................................         9                      -      6,316,000
Accrued additional pension liability in
    excess of accumulated benefit obligation..............                                -        943,000
                                                                               ------------    -----------

    Total liabilities not subject to compromise...........                       97,122,000    190,995,000

Liabilities subject to compromise.........................        11             90,759,000              -
Commitments and contingencies.............................        12
Redeemable preferred stock subject to compromise,
    $1.00 par value, 100,000 shares authorized,
    56,867.50 and 54,110.8 shares issued and outstanding
    (aggregate redemption and liquidation value
    of $100 per share or $5,686,750 and
    $5,411,080, respectively).............................         8              2,655,000      2,425,000

SHAREHOLDERS' EQUITY:                                        2,10,12

  Common stock, $.001 par value, 20,000,000
      shares authorized, 5,618,799 shares
      issued and outstanding..............................                            5,619          5,619
  Non-voting common stock, $.001 par value,
      120,000 shares authorized, nil shares
      issued and outstanding..............................                                -              -
  Additional paid-in capital..............................                       26,564,381     26,602,381
  Excess of additional pension liability
      over unrecognized prior service cost,
      net of deferred income tax benefit of
      zero and $343,000...................................                       (1,956,000)      (526,000)
  Retained earnings (deficit) since
      November 2, 1992....................................                      (16,947,000)     9,754,000
                                                                               ------------   ------------
      Total shareholders' equity..........................                        7,667,000     35,836,000
                                                                               ------------   ------------

      Total...............................................                     $198,203,000   $229,256,000
                                                                               ============   ============

See notes to financial statements.


FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)
--------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
FOR THE FIFTY-TWO WEEKS ENDED OCTOBER 29, 1995,
OCTOBER 30, 1994 AND OCTOBER 31, 1993

                                                 NOTES                    1995              1994          1993
                                             -------------           -------------      -------------  -----------

Net sales..................................                              $222,217,000    $237,085,000   $233,365,000

Cost of goods sold.........................                               195,894,000     189,233,000    182,347,000
                                                                         ------------    ------------   ------------

Gross profit...............................                                26,323,000      47,852,000     51,018,000

Selling, general and administrative
  expenses.................................                                23,310,000      22,377,000     20,723,000

Provision for uncollectible accounts
  and notes receivable.....................                                 2,879,000       2,167,000      2,714,000

Loss (gain) from abandonment, disposal
  and impairment of machinery and
  equipment and other assets...............             4                     382,000       (109,000)        963,000
                                                                         ------------    ------------     ----------

Operating income(loss).....................                                 (248,000)      23,417,000     26,618,000

Interest expense (contractual interest of
 $20,422,000 for 1995).....................             7                  19,569,000      17,517,000     15,749,000
                                                                         ------------    ------------     ----------

Income (loss) before reorganization
  items and income taxes...................                              (19,817,000)       5,900,000     10,869,000

Reorganization items.......................            15                  10,904,000               -              -
                                                                         ------------    ------------     ----------

Income (loss) before income taxes..........                              (30,721,000)       5,900,000     10,869,000

Income tax provision (benefit).............             9                 (4,250,000)       2,331,000      4,245,000
                                                                        ------------    -------------      ---------

Net income (loss)..........................                              (26,471,000)       3,569,000      6,624,000

Preferred stock in-kind dividends
  and accretion to redemption
  value....................................             8                   (230,000)       (230,000)       (209,000)
                                                                        ------------    -------------      ---------

Income (loss) applicable to common
  shareholders.............................                             $(26,701,000)    $  3,339,000   $  6,415,000
                                                                        ============    ============    ============

Per share and share information:
    Income (loss) applicable to common
      shareholders.........................                              $     (4.75)            $.60          $1.15
                                                                        ============    ============    ============

    Weighted average common shares
      outstanding..........................                                5,618,799      5,592,022        5,585,014
                                                                        ============   ============     ============

See notes to financial statements.

FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)
---------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
FOR THE FIFTY-TWO WEEKS ENDED OCTOBER 29, 1995,
OCTOBER 30, 1994 AND OCTOBER 31, 1993
                                                               1995           1994           1993
                                                           ------------   ------------   ------------
Net income (loss)................................          $(26,471,000)  $  3,569,000   $  6,624,000
                                                           ------------   ------------   ------------

Adjustments to reconcile net income (loss)
  to net cash provided (used) by
  operating activities:
    Depreciation and amortization................            13,982,000     13,942,000     10,347,000
    Write-off of debt premium....................            (3,531,000)             -              -
    Write-off of deferred financing costs........             1,005,000              -              -
    Income tax provision (benefit)...............            (4,250,000)     2,331,000      4,245,000
    Income tax refunds (payments), net...........             1,014,000     (3,429,000)    (1,075,000)
    Provision for uncollectible accounts
      and notes receivable.......................             2,879,000      2,167,000      2,714,000
    Loss (gain) from abandonment, disposal
      and impairment of machinery and
      equipment and other assets.................             8,199,000       (109,000)       963,000
    Foreign currency transaction gain............                (2,000)       (10,000)       (80,000)
    Changes in current assets and current
      liabilities, exclusive of quasi-
      reorganization adjustments:
        Accounts receivable......................            10,338,000    (10,071,000)    (6,535,000)
        Inventories..............................             5,707,000         55,000    (13,776,000)
        Other current assets.....................               279,000        102,000       (101,000)
        Accounts payable.........................           (11,382,000)   (11,427,000)     4,116,000
        Accrued liabilities......................            (3,224,000)     1,019,000     (4,044,000)
    Investment in notes receivable, net..........               (10,000)       161,000       (131,000)
    Deferred financing costs.....................              (572,000)      (821,000)    (2,898,000)
    Operating liabilities subject to
      compromise.................................            32,940,000              -              -
                                                           ------------   ------------   ------------

Total adjustments................................            53,372,000     (6,090,000)    (6,255,000)
                                                           ------------   ------------   ------------

      Net cash provided (used) by
        operating activities.....................            26,901,000     (2,521,000)       369,000
                                                           ------------   ------------   ------------

Cash flows used in investing activities:
  Investment in property, plant and
    equipment....................................           (13,729,000)   (11,338,000)   (14,955,000)
  Investment in other assets, principally
    computer information systems.................            (1,361,000)    (2,054,000)    (2,217,000)
  Proceeds from disposal of machinery
    and equipment................................               110,000        185,000        277,000
                                                           ------------   ------------   ------------

      Net cash used by investing activities .....           (14,980,000)   (13,207,000)   (16,895,000)
                                                           ------------   ------------   ------------

Cash flows from financing activities:
  Net borrowings under DIP Facility..............             9,434,000              -              -
  Net (repayments) borrowings under GE Capital
    Facility.....................................           (20,070,000)    11,478,000     (9,268,000)
  Proceeds from the Original Term Loan...........                     -              -     15,000,000
  Repayment of the Original Term Loan............                     -              -    (15,000,000)
  Proceeds from the Term Loan....................             7,500,000              -              -
  Repayment of the Term Loan.....................            (7,500,000)             -              -
  Proceeds from sales of Senior Secured Notes....                     -     10,000,000     20,000,000
  Repayment of Senior Secured Notes..............                     -     (3,000,000)             -
  Borrowings under the CIT Equipment Facility....             2,487,000      1,113,000      7,436,000
  Repayment of other financing arrangements......            (2,900,000)    (3,090,000)    (1,641,000)
  Incentive stock options exercised..............                     -         26,000              -
  Cash paid in connection with Dissenters'
    Proceeding...................................              (869,000)      (803,000)             -
                                                           ------------   ------------   ------------

        Net cash provided (used) by
          financing activities...................           (11,918,000)    15,724,000     16,527,000
                                                           ------------   ------------   ------------



FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)
---------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE FIFTY-TWO WEEKS ENDED OCTOBER 29, 1995,
OCTOBER 30, 1994 AND OCTOBER 31, 1993

                                                  1995           1994           1993
                                              -------------  -------------  -------------

Net increase (decrease) in cash.............         3,000         (4,000)         1,000
Cash at beginning of period.................        49,000         53,000   $     52,000
                                               -----------   ------------   ------------

Cash at end of period.......................   $    52,000   $     49,000   $     53,000
                                               ===========   ============   ============

Supplemental disclosure of cash flow
  information:
    Cash paid during the period for
      interest..............................   $15,336,000   $ 17,316,000   $ 16,046,000
                                               ===========   ============   ============
    Cash (received) paid during the period
      for income taxes, net.................   $(1,014,000)  $  3,429,000   $  1,075,000
                                               ===========   ============   ============
    Cash paid during the period for
      professional fees relating to
      services rendered in connection
      with the Chapter 11 proceeding........   $   847,000   $          -   $          -
                                               ===========   ============   ============

Supplemental schedule for non-cash
  investing and financing activities:
    Capital lease obligations incurred......   $         -   $  3,641,000   $          -
                                               ===========   ============   ============

    Preferred stock in-kind dividends and
      accretion to redemption value.........   $   230,000   $    230,000   $    209,000
                                               ===========   ============   ============

Supplemental schedule of changes in
  current assets and current liabilities:
    Accounts receivable trade, net:
      Decrease (increase) from operations...   $10,338,000   $(10,071,000)  $ (6,535,000)
      Provision for uncollectible
        accounts............................     2,879,000      1,798,000      2,104,000
                                               -----------   ------------   ------------

        Net decrease (increase).............   $13,217,000   $ (8,273,000)  $ (4,431,000)
                                               ===========   ============   ============

    Inventories:
      Decrease (increase) from operations...   $  (711,000)  $   (235,000)  $(13,441,000)
      Decrease from non-cash barter
        transaction.........................     1,704,000              -              -
      Increase (decrease) in market
        reserves............................     6,418,000        290,000       (335,000)
      Quasi-reorganization adjustment.......             -              -     14,781,000
                                               -----------   ------------   ------------

        Net decrease........................   $ 7,411,000   $     55,000   $  1,005,000
                                               ===========   ============   ============

    Accrued liabilities:
      Increase (decrease) from operations...   $(3,224,000)  $  1,019,000   $ (4,044,000)
      Quasi-reorganization adjustments......             -      1,172,000      4,048,000
                                               -----------   ------------   ------------

        Net (decrease) increase.............   $(3,224,000)  $  2,191,000   $      4,000
                                               ===========   ============   ============

See notes to financial statements.


FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)
--------------------------------------------------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FIFTY-TWO WEEKS ENDED OCTOBER 31, 1993 AND
OCTOBER 30, 1994 AND OCTOBER 29, 1995

                                                       Pension
                                                      Liability
                          Additional   Over Prior      Retained        Total
                            Common       Paid-In       Service       (Deficit)    Shareholders'
                            Stock        Capital         Cost        Earnings         Equity
                          ----------  -------------  ------------  -------------  --------------

Balance, November 1,
  1992..................      $5,585  $ 88,169,415   $         -   $(37,092,000)   $ 51,083,000

Quasi Reorganization....           -   (59,599,000)            -     37,092,000     (22,507,000)

Excess of additional
  pension liability
  over unrecognized
  prior service cost,
  net of tax benefit....           -             -    (1,101,000)             -      (1,101,000)

Income applicable to
  common shareholders...           -             -             -      6,415,000       6,415,000
                          ----------  ------------   -----------   ------------    ------------

Balance, October 31,
  1993..................       5,585    28,570,415    (1,101,000)     6,415,000      33,890,000

Adjustments to Quasi
  Reorganization........          30    (1,993,660)            -              -      (1,993,630)

Adjustments to pension
  liability over prior
  service cost..........           -             -       575,000              -         575,000

Incentive stock
  options exercised.....           4        25,626             -              -          25,630

Income applicable to
  common shareholders...           -             -             -      3,339,000       3,339,000
                          ----------  ------------   -----------   ------------    ------------

Balance, October 30,
  1994..................       5,619    26,602,381      (526,000)     9,754,000      35,836,000

Adjustments to Quasi
  Reorganization........           -       (38,000)            -              -         (38,000)

Adjustments to pension
  liability over prior
  service cost..........           -             -    (1,430,000)             -      (1,430,000)

Loss applicable to
  common shareholders...           -             -             -    (26,701,000)    (26,701,000)
                          ----------  ------------   -----------   ------------    ------------

Balance, October 29,
  1995..................      $5,619  $ 26,564,381   $(1,956,000)  $(16,947,000)   $  7,667,000
                          ==========  ============   ===========   ============    ============

See notes to financial statements.

FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)
------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS FOR THE FIFTY-TWO WEEKS
ENDED OCTOBER 29, 1995, OCTOBER 30, 1994 AND OCTOBER 31, 1993


1.       NATURE OF BUSINESS AND BANKRUPTCY FILING

         Forstmann & Company, Inc. (the "Company") is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard and gaming tables, sports caps and career uniforms. A majority (50.4%) of the Company's common stock is owned by Odyssey Partners, L.P.

         As a result of the continued decline in the Company's results of operations throughout Fiscal Year 1995, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The decline in the Company's results of operations is principally due to rising wool costs and sluggishness of retail apparel sales and a significant decline in women's outerwear sales, which were partially offset by the sale of fabrics yielding lower profit margins. This resulted in the Company being unable to meet all of its interest payments when such became due. The Company's liquidity and financial position were severely strained during Fiscal Year 1995. Such underlying market conditions are likely to continue into fiscal year 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements, as of October 29, 1995, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Under Chapter 11, absent authorization of the Bankruptcy Court, efforts to collect on claims against the Company in existence prior to the filing of the petition for protection under the Bankruptcy Code are stayed while the Company continues business operations as debtor-in-possession. Unsecured claims against the Company in existence prior to the Bankruptcy Filing are reflected as "Liabilities Subject to Compromise." See Note 11 to the financial statements. Additional claims (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). A successful plan of reorganization may require certain compromises of liabilities (including Secured Claims) that, as of October 29, 1995, are not classified as "Liabilities Subject to Compromise." The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. As of October 29, 1995, the Company estimates that the amount of Liabilities Subject to Compromise approximates $90.8 million (see Note 11 to financial statements). Parties holding Secured Claims have the right to move the court for relief from the stay, which relief may be granted upon satisfaction of certain statutory requirements. Secured Claims are collateralized by substantially all of the assets of the Company, including, accounts receivable, inventories and property, plant and equipment.

         The Company received approval from the U.S. Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee salaries, wages and benefits. The Company has continued to accrue interest on its secured debt obligations as the Company currently estimates that in most cases the collateral is sufficient to cover the debt and interest portion of scheduled payments. Refer to Note 7 to financial statements for a discussion of the credit arrangements entered into subsequent to the Bankruptcy Filing.

         One possible resolution to the Company's liquidity and debt leverage problems will involve a conversion of certain existing indebtedness to equity. This resolution might result in an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). An ownership change would limit the Company's ability to utilize its net operating loss and certain other carry forward tax credits. Refer to Note 9 to financial statements for a further discussion of income tax matters.

         Since the Bankruptcy Filing, the Company has been reassessing its business strategy and capital expenditures plans. This process, which began in the Company's Fiscal Year 1995 fourth quarter, will be on-going until the Company successfully develops and implements a plan of reorganization and emerges from bankruptcy. In the course of this process, the Company is significantly reducing its product offerings, manufacturing production levels and capital spending plans (including those for computer information systems). As a result of such events, certain assets of the Company have been rendered surplus or obsolete. Accordingly, the Company has increased its inventory market reserves (see Note 3 to financial statements) and written down certain of its machinery and equipment (see Note 4 to financial statements). Also, the Company has evaluated its computer information systems that were being internally developed, decided to significantly curtail future development of the systems, abandon certain development projects in process, and concluded that the majority of previously capitalized costs will not be recoverable through the Company's future operations (see Note 5 to financial statements). As a plan of reorganization is developed the Company may further conclude that additional market reserves, write downs of machinery and equipment and write downs of other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of a plan of reorganization that are not reflected in these financial statements. Any additional asset impairments or restructuring costs directly related to reorganization proceedings will be reflected as reorganization items in the Company's financial statements in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a restructuring liability.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Debtor-in-Possession - The Company's financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting of Entities in Reorganization Under the Bankruptcy Code". The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceeding, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in these financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of the assets, or amounts and reclassification of liabilities that might be necessary as a result of the bankruptcy proceeding. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

         Fiscal Year - The Company has adopted a fiscal year ending on the Sunday nearest to October 31. The fiscal years ended October 29, 1995, October 30, 1994 and October 31, 1993 comprise fifty-two weeks ("Fiscal Year 1995", "Fiscal Year 1994" and "Fiscal Year 1993", respectively).

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition - Generally, sales are recognized when goods are sold and then shipped to the Company's customers. A portion of such sales is made on extended terms of up to 240 days. At October 29, 1995, $1.7 million of sales made on extended terms were included in accounts receivable under terms of specific sales.

         When customers, under the terms of specific orders, request that the Company manufacture, invoice and ship goods on a bill and hold basis, the Company recognizes revenue based on the completion date required in the order and actual completion of the manufacturing process. At that time title and risk of ownership passes to the customer. Accounts receivable included bill and hold receivables of $14.5 million at October 29, 1995 and $19.4 million at October 30, 1994.

         During Fiscal Year 1995, one of the Company's customers accounted for approximately 14.0% of the Company's revenues. No other customer of the Company accounted for 10% or more of the Company's revenues in Fiscal Year 1995.

         Allowance for Uncollectible Accounts - Based on a review and assessment of the collectibility of aged balances included in accounts receivable, the Company establishes a specific allowance for uncollectible accounts. Additionally, the Company establishes a general allowance for uncollectible accounts based, in part, on historical trends and the state of the economy and its effect on the Company's customers. The Company also establishes allowances for estimated sales returns. The Company grants credit to certain customers, most of which are companies in apparel industries, which industries generally have experienced an economic downturn. The ability of such customers to honor their debts is somewhat dependent upon the apparel business sector. One individual customer's accounts receivable balance represents approximately 19.8% of gross accounts receivable and no other individual customer's accounts receivable balance exceeded 4% of gross accounts receivable at October 29, 1995.

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

         Environmental Remediation Liabilities - The Company recognizes environmental remediation liabilities when a loss is probable and can be reasonably estimated. Estimates are developed in consultation with environmental consultants and legal counsel and are periodically revised based on expenditures against established reserves and the availability of additional information. Such liabilities are included on the balance sheet as accrued liabilities and include estimates for legal and other consultation costs.

         Earnings Per Share - Earnings (loss) per share information is computed using the weighted average common shares outstanding during each year and income applicable to common shareholders. Shares issuable upon the exercise of employee stock options do not have a material dilutive effect on earnings per share for the periods presented.

3.  INVENTORIES

    Inventories consist of the following at October 29, 1995 and October 30, 1994 (in thousands):

                                                 1995      1994
                                               --------  --------

           Raw materials and supplies........  $10,583   $ 9,873
           Work-in-process...................   50,624    53,730
           Finished products.................   16,874    15,471
           Less market reserves..............   (8,611)   (2,193)
                                               -------   -------
             Total...........................   69,470    76,881
           Difference between LIFO carrying
            value and current replacement
            cost.............................    7,346     2,558
                                               -------   -------

           Current replacement cost..........  $76,816   $79,439
                                               =======   =======

    Market reserves are estimated by the Company based, in part, on inventory age as well as estimated usage. During the fourth quarter of Fiscal Year 1995, in conjunction with the Company's assessment and evaluation of its business strategy as more thoroughly discussed in Note 1 to the financial statements, the Company began significantly reducing its product offerings which had the effect of rendering many inventory units as either surplus or obsolete. The Company increased inventory market reserves related to such inventories by $4.3 million.

4.   PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consist of the following at October 29, 1995 and October 30, 1994 (in thousands):

                                                  1995       1994
                                                ---------  ---------

           Land...............................  $  1,100   $  1,100
           Buildings..........................    19,235     16,382
           Machinery and equipment............    86,816     78,657
           Construction in progress...........     4,304      3,906
                                                --------   --------
             Total............................   111,455    100,045
           Less accumulated depreciation and
            amortization......................   (32,671)   (20,566)
                                                --------   --------

              Net.............................  $ 78,784   $ 79,479
                                                ========   ========

        Capital lease assets (principally machinery and equipment) at October 29, 1995 and October 30, 1994 were $5,441,000 and $6,718,000, respectively.
Accumulated amortization related to such capital lease assets at October 29, 1995 and October 30, 1994 was $795,000 and $1,297,000, respectively.

        Depreciation expense and amortization of capital lease assets was $11,870,000 for Fiscal Year 1995, $11,945,000 for Fiscal Year 1994 and
$9,685,000 for Fiscal Year 1993.

        During the fourth quarter of Fiscal Year 1995, in conjunction with the Company's assessment and evaluation of its business strategy, as more thoroughly discussed in Note 1 to the financial statements, certain of the Company's machinery and equipment were identified for abandonment or disposal. Abandoned assets were written off. Assets to be disposed through future sale were written down to estimated fair value less estimated cost to sell. Other assets previously identified for disposal and held for sale were further written down to revised estimates of fair value. Provisions for impairment of assets related to such matters approximated $2.3 million.

        The Company recognized a $963,000 loss from disposal and impairment of machinery and equipment during Fiscal Year 1993 related to the disposal and writedown of idle equipment to reflect its remaining future economic value.

5.  OTHER ASSETS

    Other assets consist of the following at October 29, 1995 and October 30, 1994 (in thousands):

                                                   1995    1994
                                                  ------  ------

           Computer information systems,
            net of accumulated amortization of
            $3,861,000 and $2,640,000...........  $  832  $5,896

           Deferred financing costs, net of
            accumulated amortization of
            $1,293,000 and $1,512,000...........   1,196   2,961

           Other................................     916     119
                                                  ------  ------

           Total................................  $2,944  $8,976
                                                  ======  ======


         During the fourth quarter of Fiscal Year 1995, the Company evaluated its computer information systems that were being internally developed, decided to significantly curtail future development of the system, abandon certain development projects in process, and concluded that the majority of such previously capitalized costs will not be recovered through future operations and, accordingly, wrote off approximately $4.6 million of such deferred software development costs.

        During the fifty-two week period ended October 29, 1995, the Company exchanged inventories with a net book value of $1.7 million for barter credits that may be used as partial consideration for future goods and services purchased through a barter syndicate. This transaction was recorded based upon the net book value of the inventories and did not give rise to any profit. The Company planned to utilize a significant portion of the barter credits in connection with the Company's capital expenditure plan. The Company has curtailed its capital expenditure plan which resulted in the Company writing down the barter credits by $0.9 million during the fourth quarter of Fiscal Year 1995. Based upon analysis of planned barter credit use, management believes the recorded value of barter credits, after adjustment, is fairly stated. Changes in the Company's business in the future may further impair the economic value of the barter credits to the Company.

6.  OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following at October 29, 1995 and October 30, 1994 (in thousands):

                                                 1995              1994
                                                 ----              ----
           Salaries and wages
            (including related payroll
             taxes).........................  $1,484             $ 1,314
           Incentive compensation and ERAs..     171               1,027
           Vacation.........................   1,988               2,022
           Employee benefit plans...........   1,037                 834
           Interest on long-term debt.......   1,015                 773
           Medical insurance premiums.......   1,092               1,540
           Environmental remediation........     357                 589
           Dissenters' settlement...........       -                 831
           Other............................   1,904               3,342
                                              ------             -------
              Total.........................  $9,048             $12,272
                                              ======             =======

 See Note 11 to the Financial Statements for accrued liabilities included in liabilities subject to compromise at October 29, 1995.

7.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

 Long-term debt consists of the following at October 29, 1995 and October 30, 1994 (in thousands):

                                                   1995       1994
                                                 ---------  ---------

           GE Capital DIP Facility.............  $  9,434   $      -
           GE Capital Facility.................    38,626     58,696
           Senior Secured Notes................    27,000     27,000
           Subordinated Notes..................    56,632     56,632
           Equipment Facilities................     7,451      7,082
           Capital lease obligations
            (see Note 12)......................     3,610      4,572
           Other...............................       182          -
                                                 --------   --------
             Total.............................   142,935    153,982
           Debt premium - Subordinated Notes...         -      4,329
           Current portion of long-term debt...   (61,001)    (2,714)
           Subordinated Notes included in
            liabilities subject to compromise..   (56,632)         -
                                                 --------   --------

              Long-term debt...................  $ 25,302   $155,597
                                                 ========   ========

         The Company is in default of substantially all of its debt agreements (other than the DIP Facility). All outstanding unsecured debt of the Company has been presented in these financial statements as "Liabilities Subject to Compromise." The Company has obtained debtor-in-possession (DIP) financing from General Electric Capital Corporation ("GE Capital") under a revolving facility which was approved by the Bankruptcy Court (the "DIP Facility"). The DIP Facility provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's then existing GE Capital Facility (hereinafter defined). The DIP Facility expires on October 31, 1996.

         Secured Claims are collateralized by substantially all of the assets of the Company including accounts receivable, inventories and property, plant and equipment. The Company has continued to accrue interest on its secured debt obligations as management believes that in most cases the collateral securing the secured debt obligations is sufficient to cover the principal and interest portions of scheduled payments on the Company's pre-petition secured debt obligations. To the extent any claim secured by assets of the Company is determined to exceed the value of the asset securing it, such claims will be treated as an unsecured claim and not entitled to interest accruing after the Bankruptcy Filing.

 Outstanding borrowings (including outstanding letters of credit) under the DIP Facility cannot exceed the sum of (1) 85% of eligible accounts receivable (other than bill and hold receivables), (2) the lesser of (a)$10 million or (b) a percentage (based on aging) of eligible bill and hold accounts receivable, (3) the lesser of (a) 65% of eligible inventory (other than seconds and samples) or
(b) 60% of eligible inventory (other than seconds and samples) plus $3.5 million, and (4) the lesser of (a) $3 million or (b) 60% of samples and seconds. The Company's borrowing base is subject to reserves determined by GE Capital in its sole discretion. At October 29, 1995, the Company's loan availability as defined in the DIP Facility, in excess of pre-petition and post-petition advances, and outstanding letters of credit, was approximately $15.0 million.

 Borrowings under the DIP Facility bear interest, at the Company's option, at a floating rate (which is based on a defined index rate) or a fixed rate (which is based on LIBOR) payable monthly. The floating rate is 1.5% per annum above the index rate, and the fixed rate is 3.0% per annum above LIBOR. At October 29, 1995, the DIP Facility bore interest at the fixed rate of 8.9% per annum through November 30, 1995 and was reset at 8.9% per annum on December 1, 1995 through February 29, 1996.

 Proceeds from the Company's ordinary operations are first applied to reduce the principal amount of borrowings outstanding under the GE Capital Facility until repaid in full and thereafter are applied to reduce the principal amount of borrowings outstanding under the DIP Facility. Unused portions of the DIP Facility may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations.

 Subject to certain exceptions, the DIP Facility restricts, among other things, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of certain restricted payments, the making of specified investments, the payment of cash dividends and the making of certain fundamental corporate changes and amendments to the Company's corporate organizational and governance instruments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria, including minimum EBITDA levels and maximum capital expenditure levels.

 The Company pays GE Capital, for the account of each of the lenders party to the DIP Facility, a fee of 0.5% per annum on the average daily unused portion of the DIP Facility. In addition, the Company paid GE Capital, for its own account, an agency fee of $150,000 per annum and pays certain fees in connection with extending and making available letters of credit. In connection with entering into the DIP Facility, the Company paid GE Capital $100,000 and agreed to pay $325,000 on February 15, 1996 and $125,000 on October 31, 1996.

 GE Capital Facility - The Company entered into a five-year loan agreement as of October 30, 1992 with GE Capital, as agent and lender, for borrowings up to $100 million (the "GE Capital Facility"). The GE Capital Facility provided revolving loans up to a maximum of $85 million (the "Revolving Line of Credit") (which included a $7.5 million letter of credit facility) and provided a $15 million term loan (the "Original Term Loan"). In January 1995, the GE Capital Facility was amended, subject to loan availability (as defined), to provide a $7.5 million term loan (the "Term Loan"). On January 23, 1995, the Company borrowed $7.5 million under the Term Loan, the proceeds of which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit. As a result of the Company's deteriorating liquidity and financial position during Fiscal Year 1995 the Company was, at various times, not in compliance with certain of its financial covenant requirements under the GE Capital Facility.
On June 19, 1995, the GE Capital Facility was amended to, among other things, retroactively lower the financial covenant and provide lower financial covenant requirements under the remaining term of the GE Capital Facility. Such amended financial covenants were based on the Company's estimate of its future operating results and cash flows. In connection with such amendment the Company agreed to repay borrowings outstanding under the Term Loan. On July 1, 1995 the Company repaid $2.5 million of the Term Loan and on September 1, 1995 the Company repaid the remaining borrowings outstanding under the Term Loan. Borrowings under the Revolving Line of Credit were used to repay the Term Loan.

 The Company's obligations under the GE Capital Facility are secured by liens on substantially all of the Company's assets.

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

 Borrowings under the Senior Secured Notes bear interest, at the Company's option, at a floating rate (which is based on the prime lending rate, as defined) or a fixed rate (which is based on LIBOR), payable quarterly. The floating rate is 1.75% per annum above the prime lending rate, as defined, and the fixed rate is 3.25% per annum above LIBOR. Since the Bankruptcy Filing, the Company has accrued interest on the Senior Secured Notes at a fixed rate of 9.1875%.

 The Senior Secured Notes require principal payments of $4.0 million on October 31, 1995, $5.0 million on October 31, 1996 and a final payment of the unpaid principal balance on October 30, 1997. As a result of the Bankruptcy Filing, the Company did not remit the required principal payment of $4.0 million that was due on October 31, 1995. Further, the quarterly interest payment of $633,937 due on October 31, 1995 was not paid.

 In addition, under the Indenture to the Senior Secured Notes (the "Senior Secured Notes Indenture"), as modified by a Bankruptcy Court order, the net proceeds from the sale or other disposition by the Company of assets (excluding, among other things, the sales of inventory in the ordinary course of business) are required to be deposited with the Senior Secured Notes Indenture trustee.
As of October 29, 1995, under the terms of the Senior Secured Notes Indenture, the Company had not deposited any net proceeds with the trustee.

 The Company's obligations under the Senior Secured Notes are secured by liens on substantially all of the Company's assets. Further, the Senior Secured Notes Indenture requires the Company to satisfy, among other things, certain financial performance criteria, including minimum adjusted tangible net worth levels, fixed charge and interest coverage ratios and minimum EBITDA levels. Since July 31, 1995, the Company has not been in compliance with such financial performance criteria.

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

 In fiscal year 1992, the Company acquired, and did not retire or cancel, $46,240,100 aggregate face amount of the Subordinated Notes. The Company used $2,875,000 of such Subordinated Notes to satisfy a January 31, 1993 mandatory redemption required in the Subordinated Notes Indenture. The Company is required to redeem on April 15, 1998, $50.0 million of the aggregate face amount of the Subordinated Notes at a redemption price equal to par, plus accrued interest to the redemption date. The remaining Subordinated Notes are due on April 15, 1999. The Company may use the remaining $43,365,100 of the 14-3/4% Notes acquired in 1992 to satisfy partially the April 15, 1998 mandatory redemption required in the Subordinated Notes Indenture.

 As a result of the Quasi Reorganization (hereinafter defined, see Note 14), the Subordinated Notes were fair valued, which, for financial reporting purposes, resulted in the elimination of the previously existing deferred interest payable and debt discount, the creation of a debt premium of $5,663,000 and an adjustment in the effective interest rate on the outstanding Subordinated Notes to 12.43% per annum. As a result of the Bankruptcy Filing, the Company wrote off $3.5 million of the unamortized debt premium related to the Subordinated Notes. The Company did not remit the semi-annual interest payment of $4,177,000 due on October 15, 1995 to holders of the Subordinated Notes. Through the date of the

Bankruptcy Filing, the Company had accrued $3.7 million in interest associated with the Subordinated Notes. Such amount is included in Liabilities Subject to Compromise at October 29, 1995. Further, the Company is no longer accruing interest on the Subordinated Notes as such Subordinated Notes are not collateralized.

 Equipment Facilities - The Company is a party to a loan and security agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") which provides financing for the acquisition of, and to refinance borrowings incurred to acquire various textile machinery and equipment. Pursuant to the CIT Equipment Facility, commencing on December 27, 1991 and through December 31, 1992, the Company borrowed an aggregate of $4.5 million at interest rates ranging from 7.86% to 8.61% per annum.

 On August 2, 1993, the CIT Equipment Facility was amended to permit up to four additional loans not to exceed an aggregate of $6.0 million with the commitment period ending on January 31, 1994. Through October 30, 1994, the Company borrowed an additional $6.0 million at interest rates ranging from 7.36% to 7.75% per annum. On December 22, 1994, the CIT Equipment Facility was further amended to permit up to two additional loans not to exceed an aggregate of $5.0 million with the commitment period ending on July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%.

 As a result of the Company's deteriorating liquidity and financial position during Fiscal Year 1995, the Company, at various times, was not in compliance with certain of its financial covenant requirements under the CIT Equipment Facility. On June 14, 1995, the CIT Equipment Facility was amended to, among other things, retroactively lower the financial covenant requirements remaining under the CIT Equipment Facility. Effective as of April 30, 1995, the commitment to provide the additional borrowing under the CIT Equipment Facility was terminated. At October 29, 1995, an aggregate of $7.5 million was outstanding under the CIT Equipment Facility.

 Each loan under the CIT Equipment Facility is a five-year purchase money loan, secured by a first (and only) perfected security interest in the equipment, and is payable in 60 consecutive installments of principal plus interest, payable monthly in arrears.

 The Company was required to provide CIT with an irrevocable letter of credit in an amount equal to 25% of the original principal amount of each additional loan made under the August 2, 1993 amendment. At the Bankruptcy Filing date the Company owed CIT $7.7 million in principal and accrued interest and had issued a $1.5 million letter of credit payable to CIT. Since October 29, 1995 and through January 2, 1996 CIT has drawn $0.9 million to satisfy principal and interest due under the CIT Equipment Facility.

 Aggregate Maturities - Absent the Bankruptcy Filing and covenant defaults under the Company's various financing agreements, at October 29, 1995, aggregate long-term debt maturities excluding capital lease obligations (see Note 11), are as follows (in thousands):


           Fiscal Year                              Amount
           -------------                           --------
           1996.................................    $11,724
           1997.................................     20,460
           1998.................................      8,238
           1999.................................     50,578
           2000.................................         83
                                                    -------

           Total................................    $91,083
                                                    =======

8.  REDEEMABLE PREFERRED STOCK

          The Company's senior preferred stock, with a dividend rate of 5% per annum, is non-voting, except in limited circumstances, and ranks senior to any subsequently issued class or series of preferred stock. The Company is prohibited from paying cash dividends on the senior preferred stock under its existing financial arrangements (see Note 7 to financial statements), except that the Company may, at its option, pay such dividends through the issuance of additional shares of senior preferred stock with an aggregate liquidation preference equal to the dollar value of the required dividend. The senior preferred stock, plus accumulated unpaid dividends, is mandatorily redeemable on December 15, 2010 (and earlier under certain circumstances upon a change in control (as defined)) at a price equal to the liquidation preference thereof.

          In connection with the Company's Quasi Reorganization, the senior preferred stock was fair valued. The fair valuation resulted in an effective dividend rate of 10.11% per annum. As a result of the Bankruptcy Filing, the Company is no longer accruing the dividend due under the redeemable preferred stock and accretion of the recorded balance to redemption value. The redeemable preferred stock is subject to compromise in the Bankruptcy Filing.

9.  INCOME TAXES

       The provision (benefit) for income taxes is as follows (in thousands):

                                           1995     1994    1993
                                         --------  ------  ------
    Current............................  $(1,930)  $1,759  $  624
    Deferred...........................   (2,320)     572   3,621
                                         -------   ------  ------

     Total.............................  $(4,250)  $2,331  $4,245
                                         =======   ======  ======

          A reconciliation between federal income taxes at the statutory rate and the Company's income tax provision is as follows:

                                           1995     1994    1993
                                         --------  ------  ------
Federal statutory tax rate..........      (35.00)%  35.00%  34.00%
State income taxes, net of federal
   benefit..........................       (4.50)   4.50    4.50
Valuation allowance.................       25.14
Other...............................         .53     .01     .56
                                         -------   -----   -----
Income tax provision................      (13.83)%  39.51%  39.06%
                                         =======   ======   =====

  Recognition of the income tax benefit in Fiscal Year 1995 was limited to the amount of its net operating loss the Company can carry back. To the extent the Company had net deferred tax assets at October 29, 1995 the Company during Fiscal Year 1995 established a valuation allowance to reduce such net deferred tax assets to zero. The corresponding change to increase the Valuation allowance reduced the Company's 1995 income tax benefit.

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability at October 29, 1995 and October 30, 1994 are as follows (in thousands):

                                              1995       1994
                                            ---------  ---------

Deferred tax liabilities:

Differences between book and tax
basis of property, plant and
equipment ..............................    $  9,971   $  9,922
   Deferred interest payable............       1,417      1,742
   Other................................          27        379
                                            --------   --------

Total...................................      11,415     12,043
                                            --------   --------

 Deferred tax assets:

   Operating loss carryforwards ...........  (10,187)    (6,126)
   Alternative minimum tax carryforwards... (846) (516) Difference between book and tax basis
     of computer information systems.......   (1,308)      (379)
   Accrued Vacation........................     (785)      (799)
   Allowance for uncollectible accounts....   (1,181)      (830)
  Inventories..............................   (5,671)      (800)
   Long-term debt..........................        -     (1,710)
   Other...................................   (3,499)    (2,472)
                                            --------   --------

   Total...................................  (23,477)   (13,632)

   Valuation allowance.....................   12,062      3,566
                                            --------   --------
   Net deferred tax liability.............. $      -   $  1,977
                                            ========   ========

          At October 29, 1995, the Company had cumulative net operating loss carryforwards for federal income tax purposes of approximately $26 million, of which approximately $18 million is available to offset future taxable income as discussed below. For federal income tax purposes, net operating loss carryforwards begin to expire in the year 2002.

          As a result of a recapitalization in fiscal year 1992, the Company underwent an ownership change as defined in the Internal Revenue Code. This ownership change limits the Company's ability to utilize its net operating loss carryforwards. One possible resolution to the Company's current liquidity and debt leverage problems would involve a conversion of certain existing indebtedness to equity. This resolution might result in an ownership change as defined in Section 382 of the Internal Revenue Code, as amended. An ownership change would further limit the Company's ability to utilize its net operating loss and certain other carry-forward tax credits. At October 29, 1995, the Company established a valuation allowance to reduce its net deferred tax assets to zero based on a more likely than not assessment of recoverability.

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

          Net periodic pension cost for the periods indicated include the following components at October 29, 1995, October 30, 1994 and October 31, 1993, (in thousands, except assumption percentages):


                                    1995                 1994                 1993
                             -------------------  -------------------  ------------------
                              Hourly   Salaried    Hourly   Salaried    Hourly   Salaried
                             Pension    Pension   Pension    Pension   Pension    Pension
                               Plan      Plan       Plan      Plan       Plan      Plan
                             --------  ---------  --------  ---------  --------  ---------
  Service cost.............    $ 489      $ 683     $ 568      $ 878     $ 413      $ 563
  Interest cost............      591        539       532        476       463        379
  Return on plan assets....     (489)      (434)     (390)      (356)     (393)      (339)
                               -----      -----     -----      -----     -----      -----
  Net periodic pension
    cost...................    $ 591      $ 788     $ 710      $ 998     $ 483      $ 603
                               =====      =====     =====      =====     =====      =====

  Assumptions used in
    the accounting are:

  Discount rates...........     7.25%      7.25%     8.75%      8.75%     7.00%      7.00%
  Rate of increase in
    compensation levels....        -       5.50%        -       5.50%        -       5.50%
  Expected long-term rate
    of return on assets....     8.00%      8.00%     8.00%      8.00%     8.00%      8.00%


          The following schedule sets forth the funded status of the hourly and salaried pension plans and the plan assets (accrued pension costs) included in the Company's balance sheets at October 29, 1995 and October 30, 1994, respectively (in thousands):

                                           1995                 1994
                                    ----------------     ------------------
                                     Hourly   Salaried    Hourly   Salaried
                                    Pension    Pension   Pension    Pension
                                      Plan      Plan       Plan      Plan
                                    --------  ---------  --------  ---------
  Actuarial present value
    of pension obligation:
     Vested.......................  $(8,674)   $(6,146)  $(6,184)   $(4,945)
     Nonvested....................     (607)      (528)     (617)      (327)
                                    -------    -------   -------    -------

  Accumulated benefit obligation..   (9,281)    (6,674)   (6,801)    (5,272)
  Effects of projected future
    compensation levels...........        -     (1,849)        -       (907)
                                    -------    -------   -------    -------

  Projected benefit obligation....   (9,281)    (8,523)   (6,801)    (6,179)
  Plan assets at fair value.......    7,800      6,438     6,224      5,325
  Unrecognized net loss (gain)....    2,011        522       943       (242)
                                    -------    -------   -------    -------
  Plan assets (accrued pension
    costs) included in balance
    sheet.........................  $   530    $(1,563)  $   366    $(1,096)
                                    =======    =======   =======    =======

          The Company's assumed discount rate ("discount rate") used to measure the accumulated benefit obligation for its hourly and salaried pension plans as of the end of Fiscal Year 1995 was decreased from 8.75% to 7.25% based on the composition of the accumulated benefit obligation and current economic conditions. The Company's hourly pension plan benefit obligation exceeds the plan assets at fair value at the end of Fiscal Year 1995 by $1,481,000. During Fiscal Year 1995, the Company increased its accrued additional pension liability in excess of accumulated benefit obligation from $943,000 to $2,025,000 and increased the $526,000 excess of additional pension liability over unrecognized prior service cost, net of $343,000 deferred tax benefit charged to shareholders' equity at the end of Fiscal Year 1994 to $1,956,000 at the end of Fiscal Year 1995.

          The Company has a qualified salaried employees' savings, investment and profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Qualified Plan"). The Company has adopted a non-qualified salaried employees' savings, investment and profit sharing plan covering certain employees not covered under the Qualified Plan.

          On September 18, 1992, the Company adopted the Forstmann & Company, Inc. Common Stock Incentive Plan, as subsequently amended (the "Option Plan"), for key employees of the Company. Through October 29, 1995 the Company's shareholders had reserved 950,000 shares for issuance by the Company under the Option Plan. Options granted under the Option Plan may be either incentive stock options ("ISOs"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs").

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

        The following summarizes stock option activity:

                                        1995          1994
                                        ----          ----
Shares under option at beginning
  of fiscal year..................      241,268       247,300
Granted...........................      225,000             -
Exercised.........................            -        (3,797)
Terminated........................      (44,967)       (2,235)
                                        -------       --------
Shares under option at end of
  fiscal year.....................      421,301       241,268
                                        =======       =======
Options exercisable at end of
  fiscal year.....................      172,274       158,928
                                        =======       =======
Options available for future
  grant...........................      524,902       454,935
                                        =======       =======

Option prices per share:
Granted...........................  $      8.50   $         -
Exercised.........................  $         -   $      6.75
Outstanding at end of
  fiscal year.....................  $6.75-$9.00   $6.75-$9.00


          Five senior officers of the Company were granted equity referenced deferred incentive awards ("ERAs") on March 4, 1992, which generally vest three years after grant and are exercisable only if, after vesting, the Company's common stock maintains a market price of at least $9.00 per share for a continuous period of 30 days provided that such event occurs before March 4, 1998. Upon exercise, the ERAs have a value of $9.00, multiplied by the number of shares covered by the senior officer's ISOs, thus permitting the officers to be reimbursed, on a pre-tax basis, for the exercise price of their ISOs. The senior officers will be entitled to exercise their ERAs even if they determine not to exercise their ISOs. As described more fully in Note 11 to the financial statements, on August 16, 1995, the Company's former Chairman of the Board, President and Chief Executive Officer (the "Executive Officer") entered into a severance agreement and resigned from the Company. Under the terms of the agreement, the Company agreed to pay certain vested but unearned ERAs which he would have been entitled to under his employment agreement with the Company if he had been dismissed without "cause" as defined therein. The value of his ERAs was fully accrued by the Company as of March 4, 1995 and, as a result of the Bankruptcy Filing has been included in "Liabilities Subject to Compromise". Based on management's assessment of possible resolutions to the Company's liquidity and debt leverage problems, the remaining accrued value of the ERAs applicable to other participants ($450,000) was reversed during the fourth quarter of Fiscal Year 1995 and the resulting gain is included in reorganization items (see Note 15 to financial statements).

          On December 8, 1992, the Compensation Committee approved a supplemental retirement benefit plan (the "SERP") to provide additional retirement benefits to senior officers of the Company. The SERP provides supplemental retirement income benefits, supplemental welfare benefit coverage and death benefits to senior officers who have been selected by the Compensation Committee. The level of benefits a participant may receive depends upon the participant's accrued or projected benefits under the Company's tax-qualified pension plan, the participant's length of service with the Company and the circumstances under which the participant retires. If a participant is terminated from employment without cause or after a change in control (as defined), the participant will receive the same benefits which would have been provided by the SERP if the participant continued in the Company's employ until age 62. As of October 29, 1995, $149,000 of contributions have been made to the SERP. During Fiscal Year 1995, as a result of the resignation of certain participants in the SERP, a $37,000 gain was recognized in connection with the SERP and during Fiscal Year 1994 and 1993, $128,000 and $64,000, respectively, was expensed. Effective January 31, 1996, the Company's Board of Directors ceased future benefit accruals and terminated the SERP. As a result of the Bankruptcy Filing, the accrued amount due the SERP participants has been included in Liabilities Subject to Compromise. Contributions to the SERP were made to a grantor or trust as defined by the Sections 671-677 of the Internal Revenue Code, commonly known as a "rabbi trust." Under bankruptcy law, the assets of a rabbi trust are treated as general assets of the Company and can be used to satisfy the Company's on-going obligations.

11.    LIABILITIES SUBJECT TO COMPROMISE

       Liabilities subject to compromise consist of:
                                                                    1995
                                                                    ----
Subordinated Notes, including accrued
  pre-petition interest....................................        $60,330
Trade accounts payable.....................................         22,808
Priority tax claim.........................................          1,008
Accrued severance..........................................          1,498
Deferred rental and other lease
  obligations..............................................          2,781
Accrued additional pension
  liability in excess of accumulated benefit obligation....          2,025
Other......................................................            309
                                                                   -------
  Total....................................................        $90,759
                                                                   =======


          On August 16, 1995, the Company's former Chairman of the Board, President and Chief Executive Officer (the "Executive Officer") entered into a severance agreement and resigned from the Company. The agreement entitled the Executive Officer to a continuation of existing salary and certain other benefits for a period of two years from the date of separation from the Company and grants the Executive Officer title to certain of the Company's assets in the Executive Officer's possession. In addition, under the agreement, the Company agreed to pay certain vested but unearned ERAs which he would have been entitled to under his employment agreement with the Company if he had been dismissed without "cause" as defined therein. The value of the ERAs was fully accrued by the Company as of March 4, 1995. In connection with the severance agreement, the Company recognized $0.7 million of expense during the fourth quarter of Fiscal Year 1995.

          Unsecured claims against the Company in existence prior to the Bankruptcy Filing are included in "Liabilities Subject to Compromise." Additional claims (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets. Consequently, the amount included in the balance sheet as Liabilities Subject to Compromise may be subject to further adjustments. A plan of reorganization may require certain compromise of liabilities that, as of October 29, 1995, are not classified as Liabilities Subject to Compromise.

12.       COMMITMENTS AND CONTINGENCIES

          Lease Commitments - Aggregate future minimum lease commitments under operating leases and capital leases with an initial or remaining non-cancelable term in excess of one year, together with the present value of the minimum capital lease payments at October 29, 1995, are as follows (in thousands):

                                     Operating Capital
Fiscal Year                            Leases   Leases
-----------                          --------- -------
 1996................................  $ 2,639   $1,384
 1997................................    2,743    1,061
 1998................................    2,591      942
 1999................................    2,530      889
 2000................................    2,347      119
 Thereafter..........................   20,254        -
                                       -------   ------
 Total minimum lease payments........  $33,104   $4,395
                                       =======

  Less amount representing interest..               785
                                                 ------
  Present value of minimum lease
   payments..........................             3,610
  Less current portion of capital
   lease obligations.................             1,036
                                                 ------
  Long-term portion of capital
   lease obligations.................           $ 2,574
                                                =======

          Rental expense under operating leases was $3.1 million for Fiscal Year 1995 and $2.2 million for Fiscal Year 1994 and Fiscal Year 1993.

          The Company was unable to negotiate a favorable extension or renewal of its corporate and marketing lease which expires in October 1996 (the "Previous Lease") and on January 31, 1995, the Company entered into a twenty
(20) year lease for office space with a new landlord (the "New Lease"). Concurrent with the consummation of the New Lease, the landlord and the Company entered into a takeover agreement, effective August 1, 1995, whereby the landlord agreed to take over the Company's remaining obligations under the Previous Lease. Pursuant to the accounting rules for leases, the Company recognized a loss of $0.6 million during Fiscal Year 1995 for the estimated economic loss in the Previous Lease assumed by the new landlord.. Additionally, during Fiscal Year 1995, the Company incurred accelerated amortization on leasehold improvements associated with the Previous Lease.

          Under the terms of the New Lease, the Company's rental payments will commence January 1, 1996 and future minimum rental payments, on a calendar year basis, will be $1.6 million per year through 2015. Such minimum rental payments will be adjusted periodically, subject to certain maximum limitations, based on changes in the Consumer Price Index (as defined). The Company has incurred approximately $3.9 million in leasehold improvements and related fees and expenses, of which the landlord has contributed approximately $1.4 million. Under the terms of the New Lease, $0.5 million in landlord contributions is due the Company when the Company remits outstanding payments due to its construction related vendors. As a result of the Bankruptcy Filing, $0.7 million has not been paid to construction related vendors and is included in "Liabilities Subject to Compromise".

          On December 27, 1995, the New Lease was amended to, among other things, permanently reduce the square footage under the lease thereby reducing future rental payments by approximately $0.5 million per year. In connection with entering into the amendment, $255,000 of capitalized leasehold improvements and related fees and expenses will be written off during the first quarter of fiscal year 1996.

          License & Royalty Agreements - In July 1992, the Company formed its Forstmann International division and entered into a licensing, technical information and consulting arrangement with Compagnia Tessile, S.p.A., an Italian corporation, and its affiliate (collectively "Carpini"). Under the arrangement, the Company had the exclusive right to manufacture "Carpini/(R)/ USA for Forstmann International" fabrics for women's and men's apparel for distribution and sale in the United States, Canada and Mexico for an initial period through December 31, 1997. The Company also had the right to acquire certain technical information. In consideration of the licensing and consulting arrangement, the Company had agreed to pay Carpini an annual royalty and guaranteed minimum fee.

          Additionally, the Company was required to pay Carpini a sales fee equal to five percent (5%) of annual net sales of "Carpini USA" fabrics, after deducting the annual guaranteed minimum fee. Further, the arrangement permitted the Company to purchase certain fabrics manufactured by Carpini which could be resold by the Company in the United States and Canada. In connection with entering into the arrangement, the Company established letters of credit payable to Carpini in an aggregate of $1.0 million. On December 22, 1995, through the Bankruptcy Court, the Company rejected all agreements under the Carpini arrangement except for a letter agreement which permits the Company to purchase certain fabrics manufactured by Carpini which can be resold by the Company in the United States and Canada. Since the Bankruptcy Filing, Carpini has not shipped any fabrics manufactured by Carpini as provided for in the letter of agreement. Under the terms of the arrangement and letters of credit, Carpini subsequently drew all amounts outstanding under the letters of credit as reimbursement for defaulted royalty and guaranteed minimum fee and liquidated damages. The $0.7 million in excess of the royalty and guaranteed minimum fee due as of December 31, 1995 will be expensed as a reorganization item in the Company's first quarter of fiscal year 1996.

          Purchase Commitments - In the ordinary course of business, the Company has significant purchase orders for raw wool outstanding, which generally require the placement of an order six to nine months prior to delivery. Additionally, at October 29, 1995 the Company had outstanding commitments to purchase machinery and equipment with an approximate value of $2.9 million. As a result of the Bankruptcy Filing, the Company's capital expenditure program has been curtailed and most open purchase orders are not being honored by the Company. At the date of the Bankruptcy Filing, the Company owed approximately $0.9 million for machinery and equipment purchased but not yet paid. Such amount is included in liabilities subject to compromise.

           Letters of Credit - At October 29, 1995, the Company had outstanding letters of credit aggregating $5.4 million.

          Litigation - The Company is a party to legal actions arising out of the ordinary course of business. In the opinion of management, after consultation with counsel, other than environmental matters, the resolution of these claims will not have a material adverse effect on the financial position or results of operations of the Company.

          Environmental - By the nature of its operations, the Company is subject to various governmental environmental regulations and occasionally has been subject to proceedings and orders pertaining to emissions into the environment.

          During fiscal year 1988, the Company became aware of accidental releases of certain chemicals into the environment. At that time, the Company accrued environmental remediation liabilities for its estimate of the necessary remediation costs to be incurred relating to the releases. Pursuant to the Georgia Hazardous Site Response Act (the "Response Act"), property owners in Georgia were required to notify the Environmental Protection Division of the Georgia Department of Natural Resources (the "EPD") of known releases of regulated substances on their properties above certain levels by March 22, 1994. Pursuant to the Response Act, the Company notified the EPD of two historical releases at the Company's Dublin, Georgia facility, one relating to the presence of trichloroethylene at the site (the "TCE Site") and one relating to another constituent near the southern property boundary. Based upon the Company's March 1994 notification, the EPD determined that a release exceeding a reportable quantity had occurred at those two sites. As a result, the two sites have been listed on the Georgia Hazardous Site Inventory ("HSI"), which currently consists of over 300 other sites. In January 1995, the EPD notified the Company that it is a responsible party, and has informed the Company that, pursuant to the Response Act, the Company is required to submit a compliance status report and compliance status certification with respect to the two sites. The EPD also informed the Company of its obligation to identify all other potentially responsible parties, and, in compliance therewith, on February 24, 1995, the Company identified the prior owner and operator (J.P. Stevens) of the Company's Dublin facility.

          On June 29, 1995, the Company notified the EPD of a possible release of a hazardous substance at the Company-owned site (previously owned by J.P. Stevens & Co., Inc., ("J.P. Stevens") where various waste materials were reportedly disposed and burned (the "Burn Area"). The Company purchased the facility in 1986 and has not disposed of or burned such waste materials at the Burn Area.

          By letter of July 14, 1995, the EPD notified the Company that the two sites that the EPD has previously placed on the HSI had been designated as "Class I" sites needing corrective action. The letter required the Company to file a deed notice that the sites were on the HSI and needed corrective action. Included with this letter was a proposed consent order. The Company and the EPD tried to negotiate a mutually agreeable consent order regarding the two sites, but those negotiations were not successful.

          On December 29, 1995, the EPD issued separate administrative orders to the Company and J.P. Stevens & Co, Inc., which related to the two sites at the Company's Dublin Facility. The orders require the Company and J.P. Stevens to submit a compliance status report and compliance status certification within 120 days from December 29 (i.e., by April 27, 1996) to the EPD that includes, among other things, a description of the release, including its nature and extent, and suspected or known source, quantity and date of the release. Based on the Company's evaluation of the administrative order and consultation with outside environmental consultants, the Company believes that the $0.4 million accrued environmental costs at October 29, 1995 covers the Company's known and probable responsibilities and costs expected to be incurred relative to the two sites. However, subsequent action by the EPD or changes in laws may result in the Company having to re-evaluate its accrual for environmental costs associated with the two sites which may result in the environmental accrual being increased.

          The EPD's letters of December 29, 1995, also informed the Company and J.P. Stevens that a release exceeding a reportable quantity had occurred in the Burn Area and that the Burn Area was being listed on the HSI. Both Forstmann and J.P. Stevens were requested to submit a compliance status report ("CSR") and compliance status certification for the Burn Area by April 11, 1996.
Preparation of a CSR would first require completion of a remediation investigation of the Burn Area, which will be performed in 1996. The extent and scope of such remediation investigation has not been determined and the cost can not currently be estimated. The two companies responded separately to the EPD indicating their belief that the April 11, 1996 due date is unrealistic. The Company requested 330 days for submittal of the CSR. To date, the EPD has not responded to the Company's request.

          After completion of the remediation investigation, the Company will be able to estimate the expected future costs associated with the Burn Area.

          Based on previous experience with environmental issues at the Company's facilities, management believes that environmental costs associated with the Burn Area may be material and may have a material adverse effect on the Companies liquidity and financial position. The Company has been informed that EPD may require demonstration of financial assurance upon the conclusion of the Company's Bankruptcy Filing.

          Dissenters' Proceeding - As required under Georgia Statute O.C.G.A.
(S) 14-2-1330, the Company commenced, on July 10, 1992, a civil action against:
Resolution Trust Corporation as receiver for Columbia Savings & Loan Association, F.A. (the "RTC"); James E. Kjorlien; Gary M. Smith; Grace Brothers, Ltd.; The Henley Group; Randall D. Smith, Jeffrey A. Smith and Russell B. Smith, as Trustees for Lake Trust dtd 9/4/91; (the "Non-RTC defendants") and the record owners of the shares of the Non-RTC defendants (the "Dissenters' Proceeding"). The RTC and Non-RTC defendants were record owners or beneficial holders of an aggregate of 1,473,562 shares of the Company's then existing voting and non-voting common stock who dissented (the "Pre-Merger Stock") from a merger between the Company and an affiliated Company. Under Georgia law, holders of the outstanding shares of Pre-Merger Stock who were deemed to have dissented from the merger became entitled to payment of the "fair value" of their Pre-Merger Stock, determined as of a time immediately before consummation of the merger plus interest on that amount from the date of the merger.

          In September 1994, the Company settled the claims of the RTC in exchange for payment by the Company of $475,000 and the issuance of 30,000 shares of the Company's common stock. In December 1994, in settlement of the remaining claims, the Company paid the Non-RTC defendants $365,000. The action has been dismissed and no claims remain pending in the Dissenters' Proceeding. Total costs of $1,788,000, including legal fees to settle the Dissenters' Proceeding, were charged to additional paid-in capital during Fiscal Year 1994 in accordance with the principles of quasi-reorganization accounting (see
Note 14 to financial statements).

13.       FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards ("SFAS") No. 107, "Fair Value of Financial Instruments", requires that the fair value of all financial instruments be estimated and compared to the carrying amount of such financial instruments as of the balance sheet date. As a result of the Company's Bankruptcy Filing, the fair value of most of the Company's financial instruments, other than cash, accounts receivable, accounts payable, Senior Secured Notes and the DIP Facility, have been compromised or impaired. Possible resolutions to the Company's liquidity and debt leverage problems and emergence from bankruptcy may involve the conversion of certain of the Company's existing indebtedness to equity. In managements' opinion, until a plan of reorganization is developed, accepted by the Company's creditors and the Company emerges from bankruptcy, the fair value of the Company's financial instruments, other than cash, accounts receivable, accounts payable and the DIP Facility is not reasonably estimatable. Accordingly, the Company has not attempted to fair value such financial instruments whose value might have been compromised or impaired by the Bankruptcy Filing. The Company believes that the carrying amount of cash, accounts receivable, accounts payable, Senior Securied Notes and DIP Facility is a reasonable estimate of their fair value.

14.       QUASI REORGANIZATION

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

          At the effective date of the Quasi Reorganization, the Company had certain unresolved contingencies related to specific environmental matters and the Dissenters' Proceeding (see Note 12). In accordance with the principles of quasi-reorganization accounting, the difference between the actual costs subsequently incurred to resolve these matters and the liabilities recorded at the time of the Quasi Reorganization will be charged or credited to additional paid-in capital, as appropriate. During Fiscal Year 1995, $38,000 related to the Dissenters' Proceeding and during Fiscal Year 1994, $206,000 (net of income taxes) and $1,788,000 related to the environmental matters and Dissenters' Proceeding, respectively were charged to additional paid-in capital as adjustments to the amounts initially recorded in the Quasi Reorganization.

15.       REORGANIZATION ITEMS

          In accordance with SOP 90-7, professional fees, asset impairments and restructuring charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during Fiscal Year 1995 and consists of (in thousands):

                                                 1995
                                               ---------
Professional fees............................   $ 1,234
Write off of deferred financing cost
  and expense and other financing
  fees incurred..............................     1,305
Write off of debt premium associated
 with Subordinated Notes.....................    (3,531)
Impairment of assets (See Notes 3, 4 and 5)..    12,156
Other........................................      (260)
                                                -------

 Total.......................................   $10,904
                                                =======


16.       QUARTERLY FINANCIAL DATA (UNAUDITED)

          Quarterly financial data for Fiscal Year 1995 and Fiscal Year 1994 are summarized as follows (in thousands, except per share information):


                                        Fiscal Quarter
                               ---------------------------------------

                                First    Second    Third     Fourth
                               --------  -------  --------  ---------
Fiscal Year 1995
----------------
Net sales....................  $43,527   $69,399  $68,608   $ 40,683
Gross profit (loss)..........    6,903    11,574    9,083     (1,237)
Reorganization items.........        -         -        -     10,904
Income (loss) applicable to
 common shareholders.........   (1,950)      449   (2,730)   (22,470)
Income (loss) per share
 applicable to common
 shareholders................     (.35)      .08     (.49)     (4.00)


                                         Fiscal Quarter
                               ---------------------------------------
                                First     Second   Third     Fourth
                                -----     ------   -----     ------
Fiscal Year 1994
----------------
Net sales....................  $37,451   $76,508  $69,092   $ 54,034
Gross profit.................    8,768    18,566   14,173      6,345
Income (loss) applicable to
 common shareholders.........   (1,197)    5,229    2,391     (3,084)
Income (loss) per share
 applicable to common
 shareholders................     (.21)      .94      .43       (.55)

          During the fourth quarter of Fiscal Year 1995, the Company increased its allowance for uncollectible accounts by $1,181,000, increased its inventory market reserves by $4,338,000 (see Note 3 to financial statements), wrote off $2,417,000 of machinery and equipment (see Note 4 to financial statements), wrote off $4,644,000 of deferred software development costs (see Note 5 to financial statements), accrued $859,000 in severance costs associated with a severance agreement with the Company's former Chairman of the Board, President and Chief Executive Officer (see Note 11 to the financial statements), wrote off $1,005,000 of deferred financing costs relating to the GECC Facility, increased its barter credit reserve by $905,000 and wrote off $3,531,000 of debt premium associated with the Subordinated Notes (see Note 7 to financial statements). Also, during the fourth quarter of Fiscal Year 1995, the Company incurred significant unfavorable manufacturing variances resulting from a slowdown of production at its manufacturing facilities.

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

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

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


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The following table sets forth the name, age and position with the Company of each person who is a director or executive officer of the Company:

                                       Position with the
    Name                   Age             Company
    ----                   ---         ----------------

Stephen Berger              56         Director

Cameron Clark, Jr.          73         Director, Audit Committee
                                         Chairman and Member of
                                         Compensation Committee

Steven M. Friedman          41         Director and Member of
                                         Compensation Committee

F. Peter Libassi            65         Chairman of the Board,
                                         Chairman of Compensation
                                         Committee and Member of
                                         Audit Committee

Alain Oberrotman            44         Director and Member of
                                         Audit Committee

Robert E. Dangremond        52         Director, President and
                                         Chief Executive Officer

Fred D. Matheson            49         Executive Vice President--
                                         Manufacturing

Richard Pactor              58         Executive Vice President--
                                         Product Development
                                         and President of the
                                         Forstmann International
                                         division

Peter Roaman                45         Executive Vice President--
                                         Marketing and Styling

Gary E. Schafer             44         Vice President and Corporate
                                         Controller

          The business experience of each of the directors and executive officers during the past five years is as follows:

          Robert N. Dangremond - Director of the Company since August 1995. Since August 1995, Mr. Dangremond has also served as interim Chief Executive Officer and President of the Company. Under a Letter Agreement dated July 31, 1995, between Jay Alix & Associates ("Alix") and the Company, Mr. Dangremond is currently providing consulting services to the Company. Since September 1989 Mr. Dangremond has been a Principal with Alix, a consulting firm specializing in the restructuring of major corporations. From 1982 to 1989 he was the CFO and Treasurer of Leach & Garner Company, a diversified manufacturing and trading company. Prior thereto, he served as a Vice President and Manager for Chase Manhattan Bank and a Sales and Marketing Manager for Scott Paper Company. Mr. Dangremond is also a director of AM International (a manufacturing and distribution company), Standard Brands Paint Company (a manufacturing and retail company), Barry's Jewelers (a manufacturing company) and Envirody Industries, Inc. (a manufacturing company).

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

          Stephen Berger has been a general partner of Odyssey Partners since July 1, 1993 and has been a director of the Company since March 1994. From July 1990 to July 1993, Mr. Berger was employed by General Electric Capital Corporation, most recently as Executive Vice President and Chairman and Chief Executive Officer of its subsidiary, Financial Guaranty Insurance Corporation. Immediately prior thereto, Mr. Berger served as the Executive Director of the New York and New Jersey Port Authority. Mr. Berger is a director of the following reporting companies: Canrise Resources Ltd. (a natural oil and gas company), Hugoton Energy Corporation (a natural gas exploration and production company), Scotsman Holdings, Inc. (a holding company) and The Scotsman Group, Inc. (a lessor of mobile office units).

          Cameron Clark, Jr. has been President and Chief Executive Officer of Production Sharing International, Ltd., the principal business of which is third world industrial development, since January 1979 and has been a director of the Company since December 1991.

          Steven M. Friedman has been a General Partner of Eos Partners, L.P. (a private investment firm) since January 1, 1994 and has been a director of the Company since December 1988. For more than five years prior thereto, he was a General Partner of Odyssey Partners. Mr. Friedman was Chairman of the Board of the Company from October 1990 to March 1992 and a Vice President of the Company from December 1988 to March 1992. Mr. Friedman is a director of the following reporting companies: The Leslie Fay Companies, Inc. (a womenswear designer and manufacturer), which is a customer of the Company, The Caldor Corporation (a chain of discount retail stores), Eagle Food Centers, Inc. (a chain of grocery stores), JPS Textile Group, Inc. (a textile manufacturer) and MICOM Communications Corp. (a data communications company), Rickel Home Centers, Inc. (a home center retailer).

          F. Peter Libassi has been Dean of the Barney School of Business and Public Administration of the University of Hartford since February 1993 and has been a director of the Company since February 1994. From 1982 to February 1993, he was Senior Vice President for Corporate Communications of Travelers Corporation (an insurance company). Since January 1993, Mr. Libassi also has been Of Counsel to the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

          Alain Oberrotman has been a Principal of Odyssey Partners since October 1992 and has been a director of the Company since December 1994. From September 1990 until joining Odyssey Partners, he was a Principal of Hambro International Equity Partners, a venture capital firm. From September 1982 to September 1990, he was President of TVI Group, Inc. a business development, consulting and finance firm. Mr. Oberrotman is a director of the JPS Textile Group, Inc. and Eagle Food Centers, Inc.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

SUMMARY OF COMPENSATION IN FISCAL YEARS 1995, FISCAL YEAR 1994 AND FISCAL YEAR 1993

          The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers of the Company during Fiscal Year 1995, Fiscal Year 1994 and Fiscal Year 1993.



                                                                                              Long-Term
                                                                                             Compensation
                                                  Annual Compensation                           Awards

                                     ----------------------------------------------          ------------

                                                           Other Annual          Securities           All Other
Name and                     Fiscal              Bonus    Compensation          Underlying          Compensation
Principal Position           Year   Salary($)    ($)(1)        ($)(2)            Options (#)(3)        ($)(4)(5)
------------------           ------ ---------    ------   --------------        ---------------     --------------

Robert N. Dangremond(5)        1995     n/a        n/a         n/a                   n/a              153,750
    President and Chief        1994     n/a        n/a         n/a                   n/a                  n/a
    Executive Officer          1993     n/a        n/a         n/a                   n/a                  n/a

 Fred D. Matheson              1995    243,475         0      15,644               25,000                 663
   Executive Vice              1994    234,025         0      32,366                    0                 572
   President -                 1993    220,000    69,592      73,132               10,000               1,376
   Manufacturing

 Richard Pactor                1995    254,208         0       9,501               25,000               3,935
   Executive Vice              1994    243,750         0      10,623                    0               3,693
   President-Product           1993    232,292    73,480       6,398               10,000               6,351
   Development

 Peter Roaman                  1995    242,000         0      10,390               25,000                   0
   Executive Vice              1994    232,000         0      12,074                    0                   0
   President-                  1993    216,667    68,537       7,190               10,000                   0
   Marketing and Styling

 Gary E. Schafer               1995    109,075         0       4,357               12,500                   0
   Vice President and          1994    104,875         0       4,210                    0                   0
   Corporate Controller        1993    100,312    31,952       3,591                4,000                   0

(1) The amount of any bonus earned for a fiscal year, although included in the fiscal year earned, is actually determined and paid after the end of the fiscal year.

(2) Represents tax liability reimbursed by the Company arising from (a) contributions made by the executive officer and for investment earnings thereon under a Company employee savings plan and (b) personal use of
     Company owned vehicles by the executive officer.   The amounts for Mr.
     Matheson include reimbursement of relocation expenses of $17,115 and $65,161 in Fiscal 1994 and Fiscal 1993, respectively.

(3) Represents incentive stock options ("ISOs") granted under the Company's Common Stock Incentive Plan (a) on December 8, 1992 to purchase the stated number of shares of Common Stock at an exercise price of $6.75 per share, exercisable for one-third of such shares commencing on each of December 8, 1993, December 8, 1994 and December 8, 1995, and (b) on January 6, 1995 to purchase the stated number of shares of common stock at an exercise price of $8.50 per share, exercisable for one-third of such shares commencing on each of January 6, 1996, January 6, 1997 and January 9, 1998. The options granted on December 8, 1992 were granted at fair market value and the options granted on January 6, 1995 were granted at an amount greater than fair market value.

(4) Represents amounts paid as premiums for group life insurance. In addition, Mr. Matheson, Mr. Pactor and Mr. Roaman were granted an Equity Referenced Award ("ERA") during Fiscal 1992, which cannot be exercised unless the Common Stock maintains a market price of at least $9.00 per share for a period of 30 consecutive days after vesting. Upon exercise of their respective ERAs, Mr. Matheson, Mr. Pactor and Mr. Roaman would each receive $112,500.

(5) Mr. Dangremond is an employee and principal of Alix. The amount shown is that which has been paid to Alix with respect to services provided by Mr. Dangremond from August 1995 through October 29, 1995.

STOCK OPTIONS GRANTED IN FISCAL YEAR 1995

 The following table sets forth information concerning individual grants of stock options made during Fiscal Year 1995 to each executive officer named below. The Company did not grant any stock appreciation rights during Fiscal Year 1995.


                                                                      Potential Realizable Value
                                                                       at Assumed Annual Rates of
                                                                        Stock Price Appreciation
                                         Individual Grants                for Option Term (3)
                                        -------------------           --------------------------
                                             % of Total
                                             Options
                         Options             Granted to
                         Granted             Employees in      Expiration
   Name                 (Shares) (1)         Fiscal Year         Date (2)   5%       10%
   ------               ------------         -----------         -------   ---   -------
Fred D. Matheson          25,000                11.11%           1/5/05     -0-   $37,500
Richard Pactor            25,000                11.11%           1/5/05     -0-    37,500
Peter Roaman              25,000                11.11%           1/5/05     -0-    37,500
Gary E. Schafer           12,500                 5.56%           1/5/05     -0-    18,750

------------------

(1) The options were granted by the Compensation Committee pursuant to the Company's Common Stock Incentive Plan on January 6, 1996, when the fair market value of the Common Stock was $5.00 per share.

(2) The options become exercisable for one third of the share commencing on each of January 6, 1996, January 6, 1997 and January 6, 1998 and are canceled upon a termination of employment for cause, unless such termination follows a change in control of the Company.

(3) Based upon the $5.00 per share market price on the date of the grant and an annual appreciation at the rate stated of such market price through January 5, 2005, the expiration date of such options. Gains, if any, are dependent upon the actual performance of the Common Stock, as well as the continued employment of the executive officers through the vesting period. The potential realizable values indicated have not taken into account amounts required to be paid as income tax under the Code and any applicable state laws. No value is set forth for a 5% rate of appreciation since the options will have no potential realizable value at such rate.

STOCK OPTIONS HELD AT THE END OF FISCAL YEAR 1995

        The following table indicates the total number of exercisable and unexercisable stock options granted under the Company's Common Stock Incentive Plan held by each executive officer named below on October 16, 1995, the day that the Company was delisted on NASDAQ National Market System. No options to purchase Common Stock were exercised during Fiscal Year 1995 and no stock appreciation rights were outstanding during Fiscal Year 1995. On October 13, 1995, the last trading day in Fiscal Year 1995, prior to being delisted, the last sales price of the Common Stock on the NASDAQ National Market System was $0.50 per share.


                                    Number of
                              Securities Underlying                     Value of Unexercised
                               Unexercised Options                    In-the-Money Options at
                              at Fiscal Year End (#)                    Fiscal Year End ($)
                            -------------------------                 ---------------------------

      Name                 Exercisable   Unexercisable        Exercisable            Unexercisable
      ----                 -----------   -------------        -----------            -------------
Fred D. Matheson           15,833 shares  31,667 shares            0                        0
Richard Pactor             15,833 shares  31,667 shares            0                        0
Peter Roaman               15,833 shares  31,667 shares            0                        0
Gary E. Schafer            2,666 shares   13,834 shares            0                        0

RETIREMENT PENSION PLAN

          The Company maintains a Retirement Pension Plan (the "Pension Plan") for its salaried employees. The Pension Plan is a defined benefit pension plan providing a formula benefit, upon vesting, for employees 21 years of age or older who have completed one year of service with the Company. The Pension Plan generally takes into account credited service and annual compensation earned under the pension plan of a predecessor of the Company (the "Predecessor Plan"), but the benefit payable from the Pension Plan, depending on the circumstances, may be reduced by any benefit payable under the Predecessor Plan.

          The following table shows the estimated annual benefits upon retirement to participants in the Pension Plan in specified annual compensation and years of credited service classifications. The amounts shown are subject to the maximum benefit limitations set forth in Section 415 of the Internal Revenue Code of 1986 (the "Code") and are subject to reduction for amounts payable under the Predecessor Plan. The pension benefits shown are based upon retirement at age 65 and the payment of a single-life annuity to the participants. The pension benefits in the table do not reflect the limitation under Section 401(a)(17) of the Code on the maximum amount of annual compensation ($150,000 effective February 1, 1994 (the "Code Limitation"), that can be utilized for determining benefits.



                                           Years of Credited Service at Retirement
                           ---------------------------------------------------------------------

 Highest Five Year Average
  Annual Compensation (1)      5        10        15        20        25        30        35
---------------------------- -------  -------  --------  --------  --------  --------  --------
         $100,000             $ 6,852  $13,704  $ 20,556  $ 27,408  $ 34,260  $ 41,112  $ 47,964
          150,000              10,602   21,204    31,806    42,408    53,010    63,612    74,214
          200,000              14,352   28,704    43,056    57,408    71,760    86,112   100,464
          250,000              18,102   36,204    54,306    72,408    90,510   108,612   126,714
          300,000              21,852   43,704    65,556    87,408   109,260   131,112   152,964
          350,000              25,602   51,204    76,806   102,408   128,010   153,612   179,214
          400,000              29,352   58,704    88,056   117,408   146,760   176,112   205,464
          450,000              33,102   66,204    99,306   132,408   165,510   198,612   231,714
          500,000              36,852   73,704   110,556   147,408   184,260   221,112   257,964
          550,000              40,602   81,204   121,806   162,408   203,010   243,612   284,214
          600,000              44,352   88,704   133,056   177,408   221,760   266,112   310,464
          650,000              48,102   96,204   144,306   192,408   240,510   288,612   336,714

----------------------------

(1) Annual compensation is the amount reportable on a participant's Form W-2 for federal income tax purposes, and consists of the amounts reported in the table included under "Summary of Compensation in Fiscal Year 1995, Fiscal Year 1994 and Fiscal Year 1993 as salary, bonus, other annual compensation and all other compensation.

  Credited years of service for benefit accrual under the Pension Plan, as of December 31, 1995, for the following executive officers are:


     Fred D. Matheson  . . . . . . . . . . . . . . . . . . . . . .   5 years
     Richard Pactor    . . . . . . . . . . . . . . . . . . . . . .   7 years
     Peter Roaman      . . . . . . . . . . . . . . . . . . . . . .   7 years
     Gary E. Schafer   . . . . . . . . . . . . . . . . . . . . . .   6 years

  A participant's annual pension payable as of his or her normal retirement date at age 65 will be equal to 1% of that portion of the participant's "final average compensation" (as defined in the Pension Plan) which is equal to the "social security integration level" (as defined in the Pension Plan) in effect for the year in which the participant retires, plus 1-1/2% of that portion of the participant's final average compensation in excess of the social security integration level, multiplied by the number of years of credited service not to exceed 35 years. A reduced pension benefit is payable upon (i) early retirement at or after age 55, (ii) death, under certain circumstances, and (iii) disability if the participant has completed at least five years of vesting service. A reduced pension benefit is also payable, at the election of a participant who terminates employment after completing at least five years of vesting service, at any time at or after age 55. Generally, the payment of benefits will be in the form of a straight life annuity for participants who are not married and a joint and survivor annuity for those who are married.

SUPPLEMENTAL RETIREMENT PLANS

  In response to the Code Limitation, which substantially reduces the amount of annual compensation that can be considered under the Pension Plan, the Company, in Fiscal Year 1994, approved an auxiliary nonqualified retirement plan (the "Auxiliary Plan") applicable to all employees whose annual compensation exceeds the Code Limitation. The Auxiliary Plan became effective during Fiscal Year 1994 and will provide a retirement benefit, payable only if and when the participant or the participant's beneficiary commences receiving a benefit under the Pension Plan, equal to the difference between the benefit the participant or the participant's beneficiary would have received had the Code Limitation not existed and the amount of the benefit being received under the Pension Plan. On January 29, 1996, the Auxiliary Plan was terminated and no aditional liability will accrue to participants after January 29, 1996. The Company has not remitted any of the contributions due the Auxiliary Plan since the Auxiliary Plan became effective.

  Executive officers of the Company having a position of Executive Vice President or higher, upon attaining age 50, are eligible to participate in the Company's Supplemental Retirement Benefit Plan (the "SERP"). Mr. Pactor is currently the only participants in the SERP. The Company's contributions to the SERP are paid to a trust for the benefit of participants. A participant who retires at or after age 62 who does not elect an optional form of payment will receive until death (i) monthly amounts equal to the greater of (a) the annuity benefit that would be payable to him for such month under the Pension Plan after application of the Code Limitation, or (b) the annuity benefit that, as of the date he became a participant, was expected to be payable to him, as aforesaid, for such month under the Pension Plan, and (ii) continued welfare benefits (such as medical insurance) for himself, his spouse and his eligible dependents.
Based on such provisions, the annual benefit payable under the SERP at age 62 for Mr. Pactor would be $37,792. Alternatively, a participant may elect to have his supplemental income benefit paid in a lump sum, in five equal annual installments, or as a joint and survivor annuity. A participant who voluntarily resigns before age 62 will receive, on his 62nd birthday, the following: (i) if he was employed by the Company for at least two-thirds of his anticipated service period (the period commencing on the date he became a participant and ending on his 62nd birthday), a lump sum payment that is the actuarial equivalent of two-thirds of the normal form of payment he would have received had he continued in the Company's employ until age 62 and (ii) if he was employed by the Company for at least one-third (but less than two-thirds) of his anticipated service period, a lump sum payment that is the actuarial equivalent of one-third of the normal form of payment he would have received had he continued in the Company's employ until age 62. If a participant dies while employed, his beneficiary will receive a lump sum payment that is the actuarial equivalent of the normal form of payment the participant would have received had he continued in the Company's employ until age 62. If a participant is terminated from employment without cause or after a change in control, he will receive the same supplemental income benefit (actuarially reduced for payment prior to age 62) and the same welfare benefits he would have received had he continued in the Company's employ until age 62. No payment may be made under the SERP to a participant whose employment is terminated for cause. On January 29, 1996, the SERP was terminated and no additional benefits will accrue to Mr. Pactor after December 31, 1995. The Company did not remit to the trustee the contribution due the SERP on December 31, 1995.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

  In December 1992, the Company entered into a change in control agreement (the "CIC Agreement") with each of the Company's Executive Vice Presidents which provides that upon a change in control of the Company, followed by a termination of employment of the executive without appropriate cause (or an event which is deemed to be tantamount to a termination) within 18 months of such change in control, the executive will be entitled to a severance payment equal to the aggregate of two years' base compensation plus an amount equal to his previous year's bonus, if any. The severance payment is subject to reduction if it results in the imposition of an excise tax under the Code. A "change in control," as defined in the CIC Agreement, will be deemed to have occurred if, among other things, the Company's Board of Directors becomes controlled by a shareholder or group of affiliated shareholders, other than Odyssey Partners, beneficially owning more than 20% of the Common Stock, or if any person or entity, including Odyssey Partners, causes a majority of the Board of Directors to consist of individuals affiliated with, or nominated by, such person or entity. No severance is payable under a CIC Agreement if the executive officer is terminated prior to a change of control, regardless of the reason for such termination. A CIC Agreement may be terminated by the Company for any reason upon four years' prior notice.

  The Company is party to an employment agreement with each of the Company's Executive Vice Presidents. Each of these agreements is for a two-year term and is automatically extended so that the unexpired term thereof remains two years, until either the Company or the executive gives two years' advance notice of non-renewal. During the term of their respective agreements, each executive is to receive an annual base salary of not less than the executive's base salary at the time his employment agreement was executed, as follows: Mr. Pactor - $237,500; Mr. Matheson - $220,000; and Mr. Roaman - $220,000. Each agreement provides that, upon the executive's termination for any reason other than for cause (as defined), disability, death or voluntary resignation and other than under the circumstances covered by his CIC Agreement, the executive will (i) receive a lump sum payment equal to (a) two times the executive's then-current base salary, plus (b) the executive's most recent bonus reduced proportionately to the extent that the current year's adjusted pre-tax earnings are less than such amount in the immediately preceding year, (ii) continue to receive life and health insurance benefits for a two-year period on the same contributory basis that would have been in effect had the executive remained employed by the Company, unless substantially similar coverage is obtained prior thereto at no greater expense to the executive, (iii) become vested in all unvested stock options and ERAs previously granted to the executive, and (iv) be entitled to outplacement consultant services.

  The SERP provides that if a participant thereunder is terminated from employment without cause or after a change in control, the participant will receive the same supplemental income benefit (actuarially reduced for payment prior to age 62) and the same welfare benefit he would have received if he continued in the Company's employ until age 62. Mr. Pactor is the only participant in the SERP at the present time, due to the age eligibility requirement for the SERP.

  The ISOs granted in September 1992 to each of the Company's Executive Vice Presidents provide that if their respective employment is terminated after a change in control of the Company, the options vest immediately and may be exercised at any time until expiration on October 31, 1999. ISOs which are not exercised within three months after termination of employment will be treated as non-qualified stock options under the Code.

  The Company is party to an indemnity agreement (the "Indemnity Agreement") with each of its directors and certain of its executive officers which provides that the indemnitee will be entitled to receive indemnification, which may include advancement of expenses, to the full extent permitted by law for all expenses, judgements, fines, penalties and settlement payments incurred by the indemnitee in actions brought against the indemnitee in connection with any act taken in the indemnitee's capacity, and within the indemnitee's scope of authority, as a director or executive officer of the Company. The Indemnity Agreement provides for the appointment of independent legal counsel to determine whether a director or executive officer is entitled to indemnity after a change in control. It also requires the Company to maintain its current level of directors' and officers' liability insurance for so long as the indemnitee may be subject to any possible, threatened or pending action, unless the cost of such insurance is more than 150% of the annualized cost thereof in Fiscal Year 1994.


THE BOARD OF DIRECTORS AND COMMITTEES THEREOF

  Directors of the Company are elected annually to serve until the next annual meeting of shareholders and until their successors have been duly elected and qualified. During Fiscal Year 1995, there were nineteen meetings of the Board of Directors, and each director other than Mr. Oberrotman, who did not attend the first board meeting held after he was elected a director, attended all of the meetings of the Board of Directors and of the Committees thereof, if any, on which he served.

  The Company's Board of Directors has an Audit Committee and a Compensation Committee. The members of each committee are appointed by the Board of Directors for a term beginning after the first regular meeting of the Board of Directors following the Annual Meeting of Shareholders and until their respective successors are elected and qualified.

AUDIT COMMITTEE. The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's financial statements. The Audit Committee also has responsibility for (i) reviewing the proposed scope and results of the audit, (ii) reviewing the Company's financial condition and results of operations, (iii) considering the adequacy of the Company's internal accounting and control procedures, and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors, and ensuring that the performance of such tasks will not impair the auditors' independence. The Audit Committee also reviews, at least annually, the terms of all material transactions and arrangements between the Company and its affiliates. Members of the Audit Committee may not be employees of the Company, and not more than one member may be affiliated with or represent the interest of a shareholder of the Company beneficially owning 20% or more of the outstanding Common Stock. The current members of the Audit Committee are Messrs. Clark, Libassi, and Oberrotman, with Mr. Clark serving as Chairman. During Fiscal Year 1995, the Audit Committee held seven meetings.

COMPENSATION COMMITTEE. The Compensation Committee determines, subject to the approval of the Board of Directors, the compensation paid to the Company's executive officers, the award of stock options under the Company's Common Stock Incentive Plan and the implementation of the management incentive compensation plans. The current members of the Compensation Committee are Messrs. Clark, Friedman and Libassi, with Mr. Libassi serving as Chairman. During Fiscal Year 1995, the Compensation Committee held four meetings.

COMPARATIVE PERFORMANCE BY THE COMPANY

  The Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total shareholders return on its Common Stock with the cumulative total shareholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. Such a chart would normally be for a five-year period. However, the Company's common stock has publicly traded only since March 4, 1992, and on October 16, 1995, as a result of the Company's closing price per share being less than $1.00 per share for more than thirty
(30) consecutive days, the NASDAQ National Market System delisted the Company. Accordingly, the Company does not believe that the required chart comparing the cumulative total shareholder return on its Common Stock would be meaningful.
For the four year period consisting of Fiscal Year 1995, 1994, 1993 and 1992, the Company has realized a cumulative loss applicable to common shareholders of $20.2 million. Shareholders' equity since the beginning of fiscal year 1992 to October 29, 1995 has declined $0.7 million.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          -------------------------------------------------------------

  The following table sets forth the aggregate number of shares of Common Stock of the only persons or groups known to the Company as of October 25, 1995 to own beneficially 5% or more of the outstanding shares of Common Stock.



Name and Address of                   Amount and Nature of   Percent
Beneficial Owner                      Beneficial Ownership  of Class
------------------------------------  --------------------  ---------

  Odyssey Partners, L.P.(1)            2,832,713 shares         50.41%
  31 West 52nd Street
  New York, New York 10019

  Harris Associates L.P.               363,000 shares            6.46%
  Harris Associates, Inc.(2)
  2 North LaSalle Street, Suite 500
  Chicago, Illinois  60602

  David L. Babson & Company, Inc.(3)    637,700 shares           11.35%
  One Memorial Drive
  Cambridge, Massachusetts  02142-1300

-----------------------------

(1) Leon Levy, Jack Nash, Stephen Berger, Joshua Nash and Jeffrey Gendell, by virtue of being general partners of Odyssey Partners, share voting and dispositive power with respect to the Common Stock owned by Odyssey Partners and, accordingly, may each be deemed to own beneficially the Common Stock owned by Odyssey Partners. Each of the aforesaid persons has expressly disclaimed any such beneficial ownership (within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) which exceeds the proportionate interest in the Common Stock which he may be deemed to own as a general partner of Odyssey Partners. The Company has been advised that no other person exercises (or may be deemed to exercise) any voting or investment control over the Common Stock owned by Odyssey Partners. Odyssey Partners is a private investment firm with substantial equity capital invested in marketable securities and closely-held businesses. Steven M. Friedman, a director of the Company, was, until December 31, 1993, a general partner of Odyssey Partners.

(2) Based on Schedule 13G dated February 6, 1996, filed with the Securities and Exchange Commission. Such shares are beneficially owned by The Oakmark Fund, a series of the Harris Associates Investment Trust, with which Harris Associates L.P. , an Investment Adviser registered under the Investment Advisers Act of 1940 (of which Harris Associates, Inc. is the general partner), shares voting and dispositive power.

(3) Based on information received by the Company on October 25, 1995. David L. Babson & Company, Inc., a registered investment adviser under the Investment Advisers Act of 1940, is the beneficial owner of 637,700 shares of Common Stock with sole dispositive power over such shares. It has sole voting power with respect to 452,900 of such shares and shared voting power with respect to the remaining 184,800 of such shares.

          Set forth below is information, as of January 26, 1996, with respect to the beneficial ownership of the Common Stock by (a) the six nominees of the Board of Directors for election as directors of the Company (which consists of all current directors), (b) the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company during Fiscal 1995, and (c) all current directors and executive officers of the Company, as a group (11 persons).



                                                       Amount and Nature of     Percent
Name                                                Beneficial Ownership (1)    of Class
----                                                -----------------------     --------
 Stephen Berger...................................              2,832,713 (2)     50.41%
 Cameron Clark, Jr................................                  1,500             *
 F. Peter Libassi.................................                  1,000 (3)         *
 Steven M. Friedman...............................                      0 (4)       ---
 Alain Oberrotman.................................                      0           ---
 Robert N. Dangremond.............................                      0           ---
 Fred D. Matheson.................................                 40,833 (5)         *
 Richard Pactor...................................                 30,833 (6)         *
 Peter Roaman.....................................                 31,533 (7)         *
 Gary Schafer.....................................                  2,666 (6)         *

 All directors and executive officers as a group..              2,946,578 (8)     52.44%

-----------------------
*  Less than 1%.


(1) Each individual listed below has sole investment and voting power except as otherwise indicated.

(2)  Consists of the shares owned by Odyssey Partners.  As reflected in footnote
     (1) to the preceding table, Mr. Berger is a general partner of Odyssey Partners and may be deemed to own beneficially the shares owned by Odyssey Partners. Mr. Berger has disclaimed beneficial ownership in such shares to the extent that such beneficial ownership exceeds the proportionate interest in such shares that he may be deemed to own as a general partner of Odyssey Partners.

(3)  Mr. Libassi shares investment and voting power with his wife.

(4) Mr. Friedman has an indirect financial interest in a portion of the shares owned by Odyssey Partners which are listed above for Mr. Berger; however, Mr. Friedman does not have any voting or dispositive power over any shares owned by Odyssey Partners.

(5) Consists of (a) 30,833 shares issuable upon exercise of currently exercisable options under the Company's Common Stock Incentive Plan, (b) 5,000 shares held in an individual retirement account, and (c) 5,000 shares held in wife's retirement account.

(6) Represents shares issuable upon exercise of currently exercisable options under the Company's Common Stock Incentive Plan.

(7) Includes 30,833 shares issuable upon exercise of currently exercisable options under the Company's Common Stock Incentive Plan.

(8) Includes shares issuable upon exercise of currently exercisable options under the Company's Common Stock Incentive Plan.

SECTION 16 REPORTS

 Based upon a review of information received by the Company, none of the persons referred to above other than Fred D. Matheson failed to file timely with the Securities and Exchange Commission the reports required to be filed during Fiscal 1995 pursuant to Section 16(a) of the Exchange Act.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

COMPENSATION OF DIRECTORS

          Directors who are employees of the Company or an affiliate of the Company receive no compensation for their services as directors. Other directors receive $2,500 for attendance at each meeting of the Board of Directors or committee thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Compensation Committee of the Board of Directors consists of Cameron Clark, Jr., Steven M. Friedman and F. Peter Libassi. Mr. Friedman served as a Vice President of the Company and Chairman of the Board of Directors from December 1988 to March 1992. Until December 31, 1993, Mr. Friedman was a general partner of Odyssey Partners, which, directly or indirectly, has been the principal shareholder of the Company since December 1988. See "Ownership of Equity Securities." In connection with the Company's March 1992 initial public offering, Odyssey Partners purchased from the Company an aggregate of 1,215,000 unregistered shares of Common Stock for $9.00 per share and the Company agreed to grant registration rights to Odyssey Partners with respect thereto. These registration rights have not yet been exercised.

SEVERANCE AGREEMENT WITH FORMER EXECUTIVE OFFICER

          On August 16, 1995, the Company's former Chairman of the Board, President and Chief Executive Officer (the "Executive Officer") entered into a severance agreement and resigned from the Company. The agreement entitled the Executive Officer to a continuation of existing salary and certain other benefits for a period of two years from the date of separation from the Company and grants the Executive Officer title to certain of the Company's assets in the Executive Officer's possession. In addition, under the agreement, the Company agreed to pay certain vested but unearned ERAs which he would have been entitled to under his employment agreement with the Company if he had been dismissed without "cause" as defined therein. The value of the ERAs were fully accrued by the Company as of March 4, 1995. In connection with the severance agreement, the Company recognized $0.8 million of expense during the fourth quarter of Fiscal Year 1995.

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------

(a)       Documents filed as part of this Annual Report on Form 10-K:

     1.   Financial Statements.

          All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under Item 8. A listing of such financial statements is set forth in Item 8., which listing is incorporated herein by reference.

     2.   Schedules.

          Schedules for the Fifty-Two Weeks Ended October 31, 1993, October 30, 1994 and October 29, 1995.

          SCHEDULE
          NUMBER
          --------

          II.  Valuation and Qualifying Accounts


          Schedules other than those listed above are omitted because (a) they are not required or are not applicable or (b) the required information is shown in the financial statements or notes related thereto.

(b) No Current Report on Form 8-K was filed by the Company during the fourth quarter of its fiscal year ended October 29, 1995.

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

  3.1(d) Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Secretary of State of Georgia on April 5, 1994 (Exhibit 3.1(d) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

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

  4.4(n) Eighth Amendment, dated as of August 29, 1994, to the Loan Agreement (Exhibit 4.4(n) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

  4.4(o) Consent and Waiver Letter, dated as of September 12, 1994, to the Company from GECC (Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994).

  4.4(p) Ninth Amendment, dated as of November 4, 1994, to the Loan Agreement (Exhibit 4.4(p) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

  4.4(q) Tenth Amendment, dated January 4, 1995, to the Loan Agreement (Exhibit 4.4(q) to the Company's Annual Report on Form 10-K for the year ended Octdober 30, 1994).

  4.4(r) Eleventh Amendment, dated as of January 23, 1995, to the Loan Agreement (Exhibit 4.4(r) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

4.4(s) Twelfth Amendment, dated June 16, 1995, to the Loan Agreement (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

4.4(t) Amended and Restated Debtor-in-Possession Loan Agreement, dated September 27, 1995 (as approved by the United States Bankruptcy Court Southern District of New York on October 31, 1995).

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

4.5(h) Fifth Amendment to the Loan and Security Agreement, dated as of December 22, 1994 (Exhibit 4.5(h) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

4.5(i) Sixth Amendment to the Loan and Security Agreement, dated as of June 15, 1995 (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

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

4.6(h) Form of Original Senior Secured Note (incorporated herein by reference to Exhibit 4.6(g)).

4.6(i) Form of Additional Senior Secured Note (incorporated herein by reference to Exhibit 4.6(g)).

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

4.6(n) First Amendment to Patent Security Agreement, dated as of March 30, 1994, between the Company and Shawmut Bank Connecticut, National Association, as trustee (Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1,
                1994).

4.6(o) Supplemental Indenture, dated as of January 23, 1995, between the Company and Shawmut Bank Connecticut, National Association, as trustee, relating to the Senior Secured Notes (Exhibit 4.6(o) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

4.6(p) Supplemental Indenture, dated as of June 15, 1995, between the Company and Shawmut Bank Connecticut, National Association, as trustee, relating to the Senior Secured Notes (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

10.1(a) J. P. Stevens & Co., Inc. Trademark Assignments to the Company, effective December 28, 1985, dated January 29, 1986 (Exhibit 10(h) to the Company's Registration Statement (No. 33-27296) on Form S-1).

10.1(b) Lease, dated July 21, 1986, between the Company and 1185 Avenue of the Americas Associates ("1185 Associates") (Exhibit 10(t) to the Company's Registration Statement (No. 33-27296) on Form S-
                1).

10.1(c) Lease Modification Agreement, dated December 5, 1991, between the Company and 1185 Associates (Exhibit 10.7 to the Company's Registration Statement (No. 33-44417) on Form S-1).

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

10.1(f) Lease dated January 31, 1995 between 1155 Avamer Realty Corp., and the Company (Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 1995).

10.1(g) Lease Takeover Amendment dated January 31, 1995 between the Company and 1155 Avamer Realty Corp. and the Company (Exhibit 10.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 1995).

10.1(h)* First Amendment to Lease dated as of December 27, 1995 between 1155 Avamer Realty Corp., and the Company.

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

10.2(d) Common Stock Registration Rights Agreement, dated as of September 9, 1994, between the Company and Resolution Trust Corporation as receiver for Columbia Savings & Loan Association, F.A (Exhibit 10.2(d) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.2(e)* Common Stock Registration Rights Agreement, dated as of April 4, 1995, among the Company and Odyssey Partners, L.P.

10.3(a) Common Stock Incentive Plan as amended as of March 30, 1994 (Exhibit 10.3(a) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

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

10.4(b) Amendment, dated February 10, 1994, to the ERA Agreement, dated February 26, 1992 Exhibit 10-4(b) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

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

10.7 Management Incentive Plan - Fiscal Year 1995 (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.8 Non-Qualified Salaried Employees' Savings, Investment and Profit Sharing Plan (Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

10.9(a)         Form of Indemnity Agreement, effective as of February 7,
                1994, between the Company and its corporate officers (Exhibit 10.9(a) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.9(b) Form of Indemnity Agreement, effective as of February 7, 1994, between the Company and its directors (Exhibit 10.9(b) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.10(a)        License Agreement, dated July 1, 1992, between Campagnia
                Tessile S.p.A. ("licensor") and the Company (Exhibit 10.10(a) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.10(b)        Guarantee Agreement, dated July 1, 1992, between the
                Licensor and the Company (Exhibit 10.10(b) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.10(c) Italian Fabrics Purchase Agreement, dated July 1, 1992, between the Licensor and the Company (Exhibit 10.10(c) to the Company's Annual Report on Form 10-K for the year ended October 10, 1994).

10.10(d) Liquidated Damages Agreement, dated July 1, 1992, between the Licensor and the Company (Exhibit 10.10(d) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.10(e) Use of the mark "Carpini" Agreement, dated July 1, 1992, between the Licensor and the Company (Exhibit 10.10(e) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.10(f) Consultancy/Sales Fee Agreement, dated July 1, 1992, between Woolverton Limited ("Consultant") and the Company (Exhibit 10.10(f) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.10(g)        Guarantee Agreement, dated July 1, 1992, between the
                Consultant and the Company (Exhibit 10.10(g) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.10(h) Consultation for Purchase of Italian Fabrics Agreement, dated July 1, 1992, between the Consultant and the Company (Exhibit 10.10(h) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.10(i) Liquidated Damages Agreement, dated July 1, 1992, between the Consultant and the Company (Exhibit 10.10(i) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.10(j)        Renegotiation of  Sales Fee Arrangements for Non-
                Registration of Marks, dated July 1, 1992, between the Consultant and the Company (Exhibit 10.10(j) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

10.10(k)*       Agreement for Financial Consulting Services between Jay
                Alix & Associates and the Company, dated July 31, 1995.

10.10(l)*       Letter of Acknowledgement and Agreement dated August 18,
                1995, between Jay Alix & Associates and the Company, outlining changes to "Agreement for Financial Consulting Services" dated
                July 31, 1995.

11.1*           Computation of per share earnings.

23.1*           Consent of Deloitte & Touche LLP.


  * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 12, 1996               By:/s/ Robert N. Dangremond
                                         ------------------------
                                         Robert N. Dangremond
                                         President and Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                        Date
       ---------                      -----                        ----


/s/ Robert N. Dangremond          President and Chief       February 12, 1996
------------------------            Executive Officer
Robert N. Dangremond                and Director
                                    (Principal Executive
                                    and Financial Officer)




/s/ Gary E. Schafer                Vice President            February 12, 1996
------------------------             and Corporate
Gary E. Schafer                      Controller (Principal
                                     Financial Accounting
                                     Officer)



/s/ Stephen Berger                 Director                  February 12, 1996
------------------------
Stephen Berger


/s/ Cameron Clark, Jr.             Director                  February 12, 1996
------------------------
Cameron Clark, Jr.


/s/ Steven M. Friedman             Director                  February 12, 1996
------------------------
Steven M. Friedman


/s/ F. Peter Libassi               Director                  February 12, 1996
------------------------
F. Peter Libassi


/s/ Alain Oberrotman               Director                  February 12, 1996
------------------------
Alain Oberrotman

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders of
    Forstmann & Company, Inc. (Debtor-in-Possession):


We have audited the financial statements of Forstmann & Company, Inc. (Debtor-in-Possession) as of October 29, 1995, October 30, 1994 and the related statements of operations, shareholders' equity, and cash flows for the fifty-two weeks ended October 29, 1995, October 30, 1994 and October 31, 1993 and have issued our report thereon dated January 26, 1996 (which expresses an unqualified opinion and includes an explanatory paragraph relating to uncertainties as to the Company's ability to continue as a going concern)(included elsewhere in the Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a)2. of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Atlanta, Georgia
January 26, 1995

                                                SCHEDULE II



                           FORSTMANN & COMPANY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  THE FIFTY-TWO WEEKS ENDED OCTOBER 31, 1993,
                       OCTOBER 30, 1994 OCTOBER 29, 1995






                                                 Additions
                                    Balance at   Charged to                   Balance
                                    Beginning    Costs and                    at End
Description                         of Period    Expenses      Deductions     of Period
----------------------------------  ----------  ----------  ----------------  ----------
Allowance for Doubtful Accounts:
----------------------------------
Fifty-Two Weeks Ended
  October 31, 1993                  $7,853,000  $2,714,000  $(8,372,000) (1)  $2,195,000
Fifty-Two Weeks Ended
  October 30, 1994                  $2,195,000  $2,167,000  $(2,262,000) (1)  $2,100,000
Fifty-Two Weeks Ended
  October 29, 1995                  $2,100,000  $2,879,000  $(1,988,000) (1)  $2,991,000

Inventory Market Reserves:
--------------------------
Fifty-Two Weeks Ended
  October 31, 1993                  $2,238,000           -  $  (335,000) (2)  $1,903,000
Fifty-Two Weeks Ended
  October 30, 1994                  $1,903,000  $  290,000                -   $2,193,000
Fifty-Two Weeks Ended
 October 29, 1995                   $2,193,000  $6,418,000                -   $8,611,000

(1)  Accounts written off net of recoveries of accounts previously written off.
(2) Net reduction due to disposal of identified excess cloth and yarn inventories.

                                 EXHIBIT INDEX
                                 -------------


                                                                    Sequential
Exhibit No.                          Description                      Page No.
-----------                          -----------                    ----------


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


3.1(d)       Articles of Amendment to the Articles of
             Incorporation of the Company, as filed with
             the Secretary of State of Georgia on
             April 5, 1994 (Exhibit 3.1(d) to the Company's
             Annual Report on Form 10-K for the year ended
             October 30, 1994).                                         *


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




_______________
*Incorporated herein by reference as indicated.


                                      (i)

                                  EXHIBIT INDEX
                                  -------------


                                                                     Sequential
Exhibit No.                          Description                     Page No.
----------                           -----------                     ----------

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




_______________
*Incorporated herein by reference as indicated.


                                      (ii)

                                  EXHIBIT INDEX
                                  -------------


                                                                    Sequential
Exhibit No.                          Description                    Page No.
----------                           -----------                    ----------

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

4.4(n)                 Eighth Amendment, dated as of August 29, 1994,
                       to the Loan Agreement (Exhibit 4.4(n) to the
                       Company's Annual Report on Form 10-K for the
                       year ended October 30, 1994).                         *

4.4(o)                 Consent and Waiver Letter, dated as of September
                       12, 1994, to the Company from GECC (Exhibit 4.6
                       to the Company's Quarterly Report on Form 10-Q
                       for the quarter ended July 31, 1994).                 *

4.4(p)                 Ninth Amendment, dated as of November 4, 1994,
                       to the Loan Agreement (Exhibit 4.4(p) to the
                       Company's Annual Report on Form 10-K for the
                       year ended October 30, 1994).                         *



_______________
*Incorporated herein by reference as indicated.



                                     (iii)

                                    EXHIBIT INDEX
                                    -------------


                                                                      Sequential
Exhibit No.                          Description                      Page No.
----------                           -----------                      --------

    4.4(q)       Tenth Amendment, dated January 4, 1995, to the
                 Loan Agreement (Exhibit 4.4(a) to the Company's
                 Annual Report on Form 10-K for the year ended
                 October 30, 1994).                                      *

    4.4(r)       Eleventh Amendment, dated as of January 23,
                 1995, to the Loan Agreement (Exhibit 4.4(r) to the Company's Annual Report on Form 10-K for the
                 year ended October 30, 1994).                           *

    4.4(s)       Twelfth Amendment, dated June 16, 1995,
                 to the Loan Agreement (Exhibit 4.1 to the
                 Company's Quarterly Report on Form 10-Q
                 for the quarter ended April 30, 1995).                  *

    4.4(t)       Amended and Restated Debtor-in-Possession Loan
                 Agreement, dated September 27, 1995 (as
                 approved by the the United States Bankruptcy
                 Court Southern District of New York on October
                 31, 1995).                                              82

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



______________
*Incorporated herein by reference as indicated.


                                      (iv)

                                  EXHIBIT INDEX
                                  -------------

                                                                      Sequential
Exhibit No.                          Description                      Page No.
----------                           -----------                      --------

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

    4.5(h)       Fifth Amendment to the Loan and Security
                 Agreement, dated as of December 22, 1994
                 (Exhibit 4.5(h) to the Company's Annual Report
                 on Form 10-K for the year ended October 30, 1994).      *

    4.5(i)       Sixth Amendment to the Loan and Security
                 Agreement, dated as of June 15, 1995
                 (Exhibit 4.2 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended
                 April 30, 1995).                                        *

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

______________
*Incorporated herein by reference as indicated.


                                      (v)

                                 EXHIBIT INDEX
                                 -------------


                                                                      Sequential
Exhibit No.                          Description                      Page No.
----------                           -----------                      --------

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






______________
*Incorporated herein by reference as indicated.

                                      (vi)

                                  EXHIBIT INDEX
                                  -------------


                                                                      Sequential
Exhibit No.                          Description                      Page No.
----------                           -----------                      --------

    4.6(n)       First Amendment to Patent Security Agreement,
                 dated as of March 30, 1994, between the
                 Company and Shawmut Bank Connecticut,
                 National Association, as trustee (Exhibit
                 4.8 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended May 1, 1994).           *

    4.6(o)       Supplemental Indenture, dated as of January 23,
                 1995, between the Company and Shawmut Bank
                 Connecticut, National Association, as trustee,
                 relating to the Senior Secured Notes (Exhibit 4.6(o)
                 to the Company's Annual Report on Form 10-K
                 for the year ended October 30, 1994).                   *

    4.6(p) Supplemental Indenture, dated as of June 15, 1995, between the Company and Shawmut Bank
                 Connecticut, National Association, as trustee,
                 relating to the Senior Secured Notes (Exhibit 4.3
                 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended April 30, 1995).                  *

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

    10.1(f)      Lease dated January 31, 1995 between 1155
                 Avamer Realty Corp., and the Company
                 (Exhibit 10.1(a) to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended
                 January 29, 1995).                                      *



______________
*Incorporated herein by reference as indicated.


                                     (vii)

                                 EXHIBIT INDEX
                                 -------------


                                                                      Sequential
Exhibit No.                          Description                      Page No.
----------                           -----------                      --------


    10.1(g)      Lease Takeover Agreement dated January 31,
                 1995 between the Company and 1155 Avamer
                 Realty Corp. (Exhibit 10.1(b) to the Company's
                 Quarterly Report on Form 10-Q for the quarter
                 ended January 29, 1995).                                  *

    10.1(h)      First Amendment to Lease dated as of
                 December 27, 1995 between 1155 Avamer
                 Realty Corp., and the Company.                           197

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

    10.2(d)      Common Stock Registration Rights Agreement,
                 dated as of September 9, 1994, between the
                 Company and Resolution Trust Corporation as
                 receiver for Columbia Savings & Loan
                 Association, F.A (Exhibit 10.2(d) to the Company's
                 Annual Report on Form 10-K for the year ended
                 October 30, 1994).                                        *

    10.2(e)      Common Stock Registration Rights Agreement,
                 dated as of April 4, 1995, among the Company and
                 Odyssey Partners, L.P.                                   201

    10.3(a)      Common Stock Incentive Plan as amended
                 as of March 30, 1994 (Exhibit 10.3(a) to the
                 Company's Annual Report on Form 10-K for
                 the year ended October 30, 1994).
                                                                           *

    10.3(b)      Form of Incentive Stock Option Agreement
                 (Exhibit 4.2(a) to the Company's Registration
                 Statement (No. 33-55770) on Form S-8).                    *

    10.3(c)      Alternative Form of Incentive Stock Option
                 Agreement (Exhibit 4.2(b) to the Company's
                 Registration Statement (No. 33-55770)
                 on Form S-8).                                             *




______________
*Incorporated herein by reference as indicated.


                                     (viii)

                                 EXHIBIT INDEX
                                 -------------


                                                                     Sequential
Exhibit No.                          Description                     Page No.
----------                           -----------                     --------


    10.4(a)      Form of Equity Referenced Deferred Incentive
                 Award Agreement ("ERA") (Exhibit 10.13 to
                 the Company's Registration Statement
                 (No. 33-44417) on Form S-1).                           *

    10.4(b)      Amendment, dated February 10, 1994, to the
                 ERA Agreement, dated February 26, 1992
                 (Exhibit 10.4(b) to the Company's Annual Report
                 on Form 10-K for the year ended October 30, 1994).     *

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

    10.7         Management Incentive Plan - Fiscal Year 1995
                 (Exhibit 10.7 to the Company's Annual
                 Report on Form 10-K for the year ended
                 October 30, 1994).                                     *

    10.8         Non-Qualified Salaried Employees' Savings,
                 Investment and Profit Sharing Plan (Exhibit
                 10.9 to the Company's Annual Report on Form
                 10-K for the year ended November 1, 1992).             *

    10.9(a)      Form of Indemnity Agreement, effective as of
                 February 7, 1994, between the Company and its
                 corporate officers (Exhibit 10.9(a) to the Company's Annual Report on Form 10-K for the year ended
                 October 30, 1994).                                     *

    10.9(b)      Form of Indemnity Agreement, effective
                 as of February 7, 1994, between the
                 Company and its directors (Exhibit 10.9(b) to
                 the Company's Annual Report on Form 10-K for
                 the year ended October 30, 1994).                      *

____________
*Incorporated herein by reference as indicated.


                                      (ix)

                                  EXHIBIT INDEX
                                  -------------


                                                                     Sequential
Exhibit No.                          Description                     Page No.
----------                           -----------                     --------


    10.10(a)     License Agreement, dated July 1, 1992,
                 between Campangia Tessile S.p.A. ("licensor")
                 and the Company (Exhibit 10.10(a) to the
                 Company's Annual Report on Form 10-K for
                 the year ended October 30, 1994).                      *

    10.10(b)     Guarantee Agreement, dated July 1, 1992,
                 between the Licensor and the Company
                 (Exhibit 10.10(b) to the Company's Annual
                 Report on Form 10-K for the year ended
                 October 30, 1994).                                     *

    10.10(c)     Italian Fabrics Purchase Agreement, dated
                 July 1, 1992, between the Licensor and
                 the Company (Exhibit 10.10(c) to the Company's
                 Annual Report on Form 10-K for the year ended
                 October 30, 1994).                                     *

    10.10(d)     Liquidated Damages Agreement, dated
                 July 1, 1992, between the Licensor and the
                 Company (Exhibit 10.10(d) to the Company's
                 Annual Report on Form 10-K for the year ended
                 October 30, 1994).                                     *

    10.10(e)     Use of the mark "Carpini" Agreement, dated
                 July 1, 1992, between the Licensor and the
                 Company (Exhibit 10.10(e) to the Company's
                 Annual Report on Form 10-K for the year ended
                 October 30, 1994).                                     *

    10.10(f)     Consultancy/Sales Fee Agreement, dated
                 July 1, 1992, between Woolverton Limited
                 ("Consultant") and the Company (Exhibit 10.10(f)
                 to the Company's Annual Report on Form 10-K
                 for the year ended October 30, 1994).                  *

    10.10(g)     Guarantee Agreement, dated July 1, 1992,
                 between the Consultant and the Company
                 (Exhibit 10.10(g) to the Company's Annual
                 Report on Form 10-K for the year ended
                 October 30, 1994).                                     *

    10.10(h)     Consultation for Purchase of Italian Fabrics
                 Agreement, dated July 1, 1992, between the
                 Consultant and the Company (Exhibit 10.10(h)
                 to the Company's Annual Report on Form 10-K
                 for the year ended October 30, 1994).                  *

    10.10(i)     Liquidated Damages Agreement, dated
                 July 1, 1992, between the Consultant and
                 the Company (Exhibit 10.10(i) to the Company's
                 Annual Report on Form 10-K for the year ended
                 October 30, 1994).                                     *

    10.10(j)     Renegotiation of  Sales Fee Arrangements
                 for Non-Registration of Marks, dated
                 July 1, 1992, between the Consultant and
                 the Company (Exhibit 10.10(j) to the Company's
                 Annual Report on Form 10-K for the year ended
                 October 30, 1994).                                     *

____________
*Incorporated herein by reference as indicated.

                                      (x)

                                  EXHIBIT INDEX
                                  -------------


                                                                    Sequential
Exhibit No.                          Description                    Page No.
----------                           -----------                    --------

10.10(k)     Agreement for Financial Consulting Services
             between Jay Alix & Associates and the Company,
             dated July 31, 1995.                                      218

10.10(l)     Letter of Acknowledgement and Agreement dated
             August 18, 1995, between Jay Alix & Associates and
             the Company, outlining changes to "Agreement for
             Financial Consulting Services" dated July 31, 1995.       225

11.1         Computation of per share earnings.                        227

23.1         Consent of Deloitte & Touche LLP.                         228

27           Financial Data Schedule (for EDGAR only)                  229




                                     (xi)