Form 10-Q
period 1996-01-28
FORSTMANN & CO INC
filed 1996-03-13
CIK 798246

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 1996
                               ----------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________


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

There were 5,618,799 shares of common stock, $.001 par value, outstanding as of March 11, 1996.

Total number of pages: 19 pages.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                   CONDENSED STATEMENTS OF OPERATIONS FOR THE
           THIRTEEN WEEKS ENDED JANUARY 28, 1996 AND JANUARY 29, 1995
                                  (unaudited)


                                                January 28,   January 29,
                                                    1996          1995
                                                -----------   -----------

Net sales                                       $33,306,000   $43,527,000

Cost of goods sold                               32,323,000    36,624,000
                                                -----------   -----------

Gross profit                                        983,000     6,903,000

Selling, general and administrative expenses      4,589,000     5,196,000

Provision for uncollectible accounts                266,000       226,000
                                                -----------   -----------

Operating income (loss)                          (3,872,000)    1,481,000

Interest expense (contractual interest of
  $4,496,000 for 1996)                            2,408,000     4,598,000
                                                -----------   -----------

Loss before reorganization items and
  income taxes                                   (6,280,000)   (3,117,000)

Reorganization items                              2,859,000             -
                                                -----------   -----------

Loss before income taxes                         (9,139,000)   (3,117,000)

Income tax benefit                                        -    (1,231,000)
                                                -----------   -----------

Net loss                                         (9,139,000)   (1,886,000)

Preferred stock in-kind dividends and
  accretion to redemption value                           -        64,000
                                                -----------   -----------

Loss applicable to common shareholders          $(9,139,000)  $(1,950,000)
                                                ===========   ===========

Per share and share information:
  Loss per common share                         $     (1.63)  $      (.35)
                                                ===========   ===========

  Weighted average common shares outstanding      5,618,799     5,618,799
                                                ===========   ===========

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                            CONDENSED BALANCE SHEETS
                     JANUARY 28, 1996 AND OCTOBER 29, 1995
                                  (unaudited)

                                                   January 28,    October 29,
                                                      1996           1995
                                                  -------------  -------------
ASSETS
Current Assets:
  Cash                                            $     49,000   $     52,000
  Accounts receivable, net of allowance of
    $3,257,000 and $2,991,000                       31,401,000     43,872,000
  Current income taxes receivable                    2,389,000      2,417,000
  Inventories                                       72,705,000     69,470,000
  Current deferred tax assets                                -              -
  Other current assets                                 461,000        664,000
                                                  ------------   ------------

    Total current assets                           107,005,000    116,475,000

Property, plant and equipment, net                  75,916,000     78,784,000
Other assets                                         2,861,000      2,944,000
                                                  ------------   ------------

    Total                                         $185,782,000   $198,203,000
                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt            $ 55,698,000   $ 61,001,000
  Accounts payable                                   2,119,000      1,771,000
  Accrued liabilities                               12,312,000      9,048,000
                                                  ------------   ------------

    Total current liabilities                       70,129,000     71,820,000

Long-term debt                                      24,511,000     25,302,000

Deferred tax liabilities                                     -              -
                                                  ------------   ------------

Total liabilities not subject to compromise         94,640,000     97,122,000

Liabilities subject to compromise                   89,959,000     90,759,000

Redeemable preferred stock subject to
  compromise                                         2,655,000      2,655,000

Commitments and contingencies

Shareholders' Equity (Deficit):
  Common stock                                           5,619          5,619
  Additional paid-in capital                        26,564,381     26,564,381
  Excess of additional pension liability
    over unrecognized prior service cost            (1,956,000)    (1,956,000)
  Retained deficit since November 2, 1992          (26,086,000)   (16,947,000)
                                                  ------------   ------------

    Total shareholders' equity (deficit)            (1,472,000)     7,667,000
                                                  ------------   ------------

    Total                                         $185,782,000   $198,203,000
                                                  ============   ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                   CONDENSED STATEMENTS OF CASH FLOWS FOR THE
           THIRTEEN WEEKS ENDED JANUARY 28, 1996 AND JANUARY 29, 1995
                                  (unaudited)

                                                         January 28,    January 29,
                                                            1996           1995
                                                        -------------  -------------

Net loss                                                $ (9,139,000)  $ (1,886,000)
                                                        ------------   ------------
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                          3,041,000      3,338,000
    Write-off of Carpini licensing fees                       27,000              -
    Income tax benefit                                             -     (1,231,000)
    Income taxes refunded, net                                21,000              -
    Provision for uncollectible accounts                     266,000        226,000
    Loss from disposal and abandonment of
      machinery and equipment and other assets               254,000         49,000
    Changes in current assets and current
      liabilities:
        Accounts receivable                               12,205,000      7,939,000
        Inventories                                       (3,235,000)   (17,614,000)
        Other current assets                                 210,000       (247,000)
        Accounts payable                                     348,000      7,715,000
        Accrued liabilities                                2,340,000        452,000
        Accrued interest payable                             924,000      2,607,000
    Investment in notes receivable, net                            -        (10,000)
    Deferred financing costs                                  (2,000)      (303,000)
    Operating liabilities subject to compromise             (800,000)             -
                                                        ------------   ------------

  Total adjustments                                       15,599,000      2,921,000
                                                        ------------   ------------

    Net cash provided by operations                        6,460,000      1,035,000
                                                        ------------   ------------

Cash flows used in investing activities:
  Capital expenditures                                      (203,000)    (4,382,000)
  Investment in computer information systems                (167,000)      (407,000)
  Net proceeds from disposal of machinery
    and equipment                                              1,000        100,000
                                                        ------------   ------------

    Net cash used by investing activities                   (369,000)    (4,689,000)
                                                        ------------   ------------

Cash flows from financing activities:
  Net borrowings under the DIP Facility                   33,250,000              -
  Net repayments under the GE Capital Facility           (38,626,000)    (4,786,000)
  Proceeds from the Term Loan                                      -      7,500,000
  Borrowings under the CIT Equipment Facility                      -      2,487,000
  Repayment of CIT Equipment Facility and
    other financing arrangements                            (718,000)      (686,000)
  Cash paid in connection with Dissenters'
    Proceeding                                                     -       (864,000)
                                                        ------------   ------------

    Net cash (used) provided by financing activities      (6,094,000)     3,651,000
                                                        ------------   ------------

Net decrease in cash                                          (3,000)        (3,000)

Cash at beginning of period                                   52,000         49,000
                                                        ------------   ------------

Cash at end of period                                   $     49,000   $     46,000
                                                        ============   ============

Supplemental disclosure of cash flow information relating to the Chapter 11 proceeding:

   Cash paid during the period for professional
     fees for services rendered                         $    374,000
                                                        ============
   Cash paid during the period relating to the
     rejection and amendments of executory
     contracts                                          $    744,000
                                                        ============
   Cash paid during the period for other items          $     29,000
                                                        ============

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
        CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE THIRTEEN WEEKS ENDED JANUARY 28, 1996
                                  (unaudited)



                                                    Pension
                                      Additional   Liability         Total
                             Common    Paid-In     Over Prior      Retained      Shareholders'
                             Stock     Capital    Service Cost      Deficit     Equity(Deficit)
                             ------   ----------  ------------     --------     ---------------

Balance, October 29, 1995    $5,619  $26,564,381   $(1,956,000)  $(16,947,000)     $ 7,667,000

Loss applicable to
  common shareholders             -            -             -     (9,139,000)      (9,139,000)
                             ------  -----------  ------------   ------------      -----------

Balance, January 28, 1996    $5,619  $26,564,381   $(1,956,000)  $(26,086,000)     $(1,472,000)
                             ======  ===========  ============   ============      ===========

See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 28, 1996
                                  (unaudited)


1. Forstmann & Company, Inc. ("the Company") is a leading designer, marketer and manufacturer of innovative, high quality fabrics woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard, sports caps and career uniforms. One of the Company's customers accounts for approximately 25% of the Company's revenues for the thirteen weeks ended January 28, 1996 and 25% of gross accounts receivable at January 28, 1996. No other customer represented more than 7% of revenues or 3% of gross accounts receivable. A majority (50.4%) of the Company's common stock is owned by Odyssey Partners, L.P.

As described more thoroughly in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 (the "1995 Form 10-K"), as a result of the continued decline in the Company's results of operations throughout fiscal year 1995, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The decline in the Company's results of operations during fiscal year 1995 was principally due to rising wool costs, high debt leverage and sluggishness of retail apparel sales and a significant decline in women's outerwear sales, which were partially offset by the sale of fabrics yielding lower profit margins. This resulted in the Company being unable to meet all of its interest payments when such became due. The Company's liquidity and financial position were severely strained during fiscal year 1995. Although the rise in wool costs has slowed, the continued sluggishness of retail apparel sales, as well as the continued economic downturn in apparel industries, which industries represents the majority of the Company's customers, indicates that the Company's operating results will continue to be strained during fiscal year 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements, as of January 28, 1996, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

One possible resolution to the Company's liquidity and debt leverage problems will involve a conversion of certain existing indebtedness to equity. This resolution might result in an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). A tax ownership change would limit the Company's ability to utilize its net operating loss and certain other carry forward tax credits.

As a plan of reorganization is developed, the Company may conclude that additional market reserves, write downs of machinery and equipment and write downs of other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of a plan of reorganization that are not reflected in these financial statements. Any additional asset impairments or restructuring costs directly related to reorganization proceedings will be reflected as reorganization items in the Company's financial statements in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a restructuring liability. See Note 9 to these financial statements for a description of reorganization items recognized during the thirteen-week period ended January 28, 1996.

The condensed financial statements presented herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Such financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceeding, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in these financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of the assets, or amounts and reclassification of liabilities that might be necessary as a result of the bankruptcy proceeding. The appropriateness of using the going concern basis is dependent upon, among other thing, confirmation of a plan of reorganization, success of future operations and ability to generate sufficient cash from operations and financing sources to meet obligations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information have been made. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1995 Form 10-K, to which reference is made. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. Because of the seasonal nature of the Company's business, the results for the interim periods presented are not indicative of the results for a full fiscal year.


2. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):


                                January 28,  October 29,
                                   1996         1995
                                   ----         ----
Raw materials and supplies        $12,464     $10,583
Work-in-process                    51,386      50,624
Finished products                  17,105      16,874
Less market reserves               (8,250)     (8,611)
                                  -------     -------
Total                              72,705      69,470
Difference between LIFO
carrying value and current
replacement cost                    7,346       7,346
                                  -------     -------
Current replacement cost          $80,051     $76,816
                                  =======     =======



3.  Other assets consist of (in thousands):


                                January 28,  October 29,
                                   1996         1995
                                   ----         ----
Computer information systems,
net of accumulated amortization
of $3,941,000 and $3,861,000      $  918      $  832
Deferred financing costs, net
of amortization of $1,434,000
and $1,293,000                     1,057       1,196
Other                                886         916
                                  ------      ------
Total                             $2,861      $2,944
                                  ======      ======



4.  Accrued liabilities consist of (in thousands):

                               January 28,  October 29,
                                  1996         1995
                                  ----         ----
Salaries, wages and related
  payroll taxes                  $ 1,807      $1,484
Incentive compensation               258         171
Vacation and holiday               2,020       1,988
Employee benefits plans            1,259       1,037
Interest on long-term debt         1,939       1,015
Medical insurance premiums         1,143       1,092
Environmental remediation            346         357
Other                              3,540       1,904
                                  ------      ------
Total                            $12,312      $9,048
                                 =======      ======

5.  Long-term debt consists of (in thousands):

                                          January 28,    October 29,
                                            1996            1995
                                            ----            ----
 GE Capital DIP Facility                   42,684        $  9,434
 GE Capital Facility                          -            38,626
 Senior Secured Notes                      27,000          27,000
 Subordinated Notes                        56,632          56,632
 Equipment Facilities                       6,981           7,451
 Capital lease obligations                  3,544           3,610
 Other                                        -               182
                                         --------        --------
 Total debt                               136,841         142,935
 Current portion of long-term debt        (55,698)        (61,001)
 Subordinated Notes included in
   liabilities subject to compromise      (56,632)        (56,632)
                                         --------        --------
 Total long-term debt                    $ 24,511        $ 25,302
                                         ========        ========


The Company was in default of substantially all of its debt agreements at January 28, 1996 other than the GE Capital DIP Facility, hereinafter defined. All outstanding unsecured debt of the Company has been presented in these financial statements as "Liabilities Subject to Compromise". The Company has obtained debtor-in-possession (DIP) financing from General Electric Capital Corporation ("GE Capital") under a revolving facility which was approved by the Bankruptcy Court (the "DIP Facility"). The DIP Facility provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's then existing GE Capital Facility (hereinafter defined). The DIP Facility expires on October 31, 1996. The Company was in violation of the DIP Facility minimum EBITDA covenant at March 3, 1996, but GE Capital has agreed to waive such covenant violation. The Company is in the process of negotiating an amendment to the DIP Facility which, if successful would enable the Company to comply with all future covenants of the DIP Facility for the remainder of its term. The Company believes such negotiations will be completed in March 1996.

Secured Claims are collateralized by substantially all of the assets of the Company including accounts receivable, inventories and property, plant and equipment. The Company has continued to accrue interest on its secured debt obligations as management believes that the collateral securing the secured debt obligations is sufficient to cover the principal and interest portions of scheduled payments on the Company's pre-petition secured debt obligations. To the extent any claim secured by assets of the Company is determined to exceed the value of the asset securing it, such claims will be treated as an unsecured claim and not entitled to interest accruing after the Bankruptcy Filing.

Outstanding borrowings (including outstanding letters of credit), subject to certain caps on categories of inventory and accounts receivable under the DIP Facility, cannot exceed the sum of (1) 85% of eligible accounts receivable (other than bill and hold receivables), (2) the lesser of (a)$10 million or (b) a percentage (based on aging) of eligible bill and hold accounts receivable, (3) the lesser of (a) 65% of eligible inventory (other than seconds and samples) or
(b) 60% of eligible inventory (other than seconds and samples) plus $3.5 million, and (4) the lesser of (a) $3 million or (b) 60% of samples and seconds. The Company's borrowing base is subject to reserves determined by GE Capital in its sole discretion. At January 28, 1996, the Company's loan availability as defined in the DIP Facility, in excess of pre-petition and post-petition advances, and outstanding letters of credit, was approximately $11.7 million.

Borrowings under the DIP Facility bear interest, at the Company's option, at a floating rate (which is based on a defined index rate) or a fixed rate (which is based on LIBOR) payable monthly. The floating rate is 1.5% per annum above the index rate, and the fixed rate is 3.0% per annum above LIBOR. At January 28, 1996, the DIP Facility bore interest at the fixed rate of 8.9% per annum through February 29, 1996 and was reset at 8.27% per annum on March 1, 1996 through May 31, 1996.

Proceeds from the Company's ordinary operations were first applied to reduce the principal amount of borrowings outstanding under the GE Capital Facility until repaid in full and subsequently are applied to reduce the principal amount of borrowings outstanding under the DIP Facility. Unused portions of the DIP Facility may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations.

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

The Company pays GE Capital, for the account of each of the lenders party to the DIP Facility, a fee of 0.5% per annum on the average daily unused portion of the DIP Facility. In addition, the Company paid GE Capital, for its own account, an agency fee of $150,000 per annum and pays certain fees in connection with extending and making available letters of credit. In connection with entering into the DIP Facility, the Company paid GE Capital $100,000 on September 22, 1995, $325,000 on February 15, 1996 and agreed to pay $125,000 on October 31, 1996.


6. Per share and share information for the thirteen weeks ended January 28, 1996 and January 29, 1995 are based upon actual loss applicable to common shareholders and the weighted average shares outstanding during the periods.


7. As discussed in Note 12 to the Company's annual financial statements in the 1995 Form 10-K, the Company has accrued certain estimated costs for environmental matters.

On December 29, 1995, the Environmental Protection Division of the Georgia Department of Natural Resources (the "EPD") issued separate administrative orders to the Company and J.P. Stevens & Co, Inc.(J.P. Stevens) a prior owner and operator of the Company's Dublin Facility, which related to two sites at the Company's Dublin Facility. The orders require the Company and J.P. Stevens to submit a compliance status report and compliance status certification within 120 days from December 29, 1995 (i.e., by April 27, 1996) to the EPD that includes, among other things, a description of the release, including its nature and extent, and suspected or known source, quantity and date of the release. Based on the Company's evaluation of the administrative order and consultation with outside environmental consultants, the Company believes that the $0.3 million accrued environmental costs at January 28, 1996 covers the Company's known and probable responsibilities and costs expected to be incurred relative to the two sites. However, subsequent action by the EPD or changes in laws may result in the Company having to re-evaluate its accrual for environmental costs associated with the two sites which may result in the environmental accrual being increased.

The EPD's letters of December 29, 1995, also informed the Company and J.P. Stevens that a release exceeding a reportable quantity had occurred in an area where various waste materials were reportedly disposed and burned by J.P. Stevens (the "Burn Area") and that the Burn Area was being listed on the Georgia Hazardous Site Inventory. Both Forstmann and J.P. Stevens were requested to submit a compliance status report ("CSR") and compliance status certification for the Burn Area by April 11, 1996. The extent and scope of such remediation investigation has not been determined and the cost can not currently be estimated. Preparation of a CSR would first require completion of a remediation investigation of the Burn Area, which will be performed during fiscal year 1996. The two companies responded separately to the EPD indicating their belief that the April 11, 1996 due date is unrealistic. The Company requested 330 days for submittal of the CSR. To date, the EPD has not responded to the Company's request.

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


8.  Liabilities subject to compromise consists of (in thousands):


                                          January 28,   October 29,
                                             1996          1995
                                             ----          ----
Subordinated Notes, including
  accrued pre-petition interest             $60,330      $60,330
Trade accounts payable                       22,584       22,808
Priority tax claim                              290        1,008
Accrued severance                             1,498        1,498
Deferred rental and other
  lease obligations                           2,906        2,781
Accrued additional pension liability
  in excess of accumulated benefit
  obligation                                  2,025        2,025
Other                                           326          309
                                            -------      -------
Total                                       $89,959      $90,759
                                            =======      =======


Unsecured claims against the Company in existence prior to the Bankruptcy
Filing are included in "Liabilities Subject to Compromise". Additional claims (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). Consequently, the amount included in the balance sheet as Liabilities Subject to Compromise may be subject to further adjustments. A plan of reorganization may require certain compromise of liabilities (including Secured Claims) that, as of January 28, 1996, are not classified as "Liabilities Subject to Compromise." The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. Parties holding Secured Claims have the right to move the court for relief from the stay, which relief may be granted upon satisfaction of certain statutory requirements. Secured Claims are collateralized by substantially all of the assets of the Company, including, accounts receivable, inventories and property, plant and equipment.


9. In accordance with SOP 90-7, professional fees, asset impairments and restructuring charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during the thirteen-week period ended January 28, 1996 and consists of (in thousands):



Professional fees                                      $1,615
Expense incurred due to the rejection and amendment
  of executory contracts                                  909
Default interest expense                                  200
Other                                                     135
                                                       ------
Total                                                  $2,859
                                                       ======

Item 2.


                           FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



Reference is made to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1995 Form 10-K for discussion of the Company's financial condition as of October 29, 1995, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1996 fiscal year.

Financial Condition and Liquidity
---------------------------------

        The Company's expectations and beliefs expressed below regarding liquidity and capital resources for fiscal year 1996 constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act.

        As more thoroughly described in Note 1 to the financial statements contained in Item 1 of this Form 10-Q, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The Company has obtained debtor-in-possession (DIP) financing from GE Capital under a facility (the "DIP Facility"). The DIP Facility provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's then existing revolving credit facility. As of January 28, 1996, no pre-petition advances under such revolving credit facility remained outstanding. The DIP Facility is subject to certain borrowing base limitations and expires on October 31, 1996. The Company is in violation of substantially, all of its debt agreements as more thoroughly described in Note 5 to the financial statements. The Company's operations and investing activities are funded through a combination of borrowings and internally generated funds.

        During the thirteen-week period ended January 28, 1996 (the "1996 period"), operations provided approximately $6.5 million, an increase of approximately $5.4 million from the thirteen-week period ended January 29, 1995 (the "1995 Period"). This improvement in cash provided by operations was primarily due to net cash generated by a reduction of accounts receivable and inventory of approximately $9.0 million in the 1996 Period as compared to net cash used by accounts receivable and inventory of $9.7 million during the 1995 Period. This $18.7 million improvement in cash flow was somewhat offset by the $7.3 million higher loss in the 1996 Period as compared to 1995 Period and $7.2 million lower cash generation from accounts payable, accrued liabilities and interest payable. The remaining difference is due to a $1.2 million non-cash income tax benefit recorded in the 1995 Period. Lower accounts receivable and growth in inventories in the 1996 Period as compared to the 1995 Period is attributable to lower sales which generated lower accounts receivable and resulted in the Company reducing its manufacturing operations to more closely match production to sales and open customer orders. The reduction in manufacturing operations contributed to the $9.1 million loss realized in the 1996 Period. See "Results of Operations" for further discussion of the factors contributing to such loss.

        Net cash used by investing activities was $0.4 million in the 1996 Period as compared to $4.7 million in the 1995 Period. This $4.3 million decline is primarily attributable to lower capital expenditures due to the curtailment of the Company's $100 million capital investment program as a result of Bankruptcy Filing. Under the terms of the DIP Facility, capital expenditures can not exceed $3.0 million in fiscal year 1996 and the Company is prohibited from entering into any additional capital lease obligations. Further, the DIP Facility prohibits the Company from entering into any operating lease obligations other than for replacement of existing operating lease obligations where the minimum annual rental payments under the new operating lease does exceed the old operating lease by $50,000 or more. Capital additions, including capital lease obligations, were $13.7 million for fiscal year 1995. The Company, for the reasons indicated above, expects spending for capital expenditures, primarily machinery and equipment, in fiscal year 1996 to be significantly less than fiscal year 1995.

        During the 1996 Period $6.1 million in cash was used by financing activities whereas during the 1995 Period, $3.7 million was provided by financing activities.

        Working capital at January 28, 1996 was $36.9 million, a $7.8 million decrease from October 29, 1995. This decrease is attributable to a $12.5 million decrease in accounts receivable which was offset primarily by a $3.2 million increase in inventories and a $1.7 million decline in current liabilities.

        The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for manufacturers to produce apparel for retail sale during the fall and winter months. As a result of normal payment terms for such fabrics, the Company historically receives the major portion of its payments thereon during July through October. This seasonal pattern is further influenced by the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating"), which permit payment 60 (sixty) days beyond July 1 for invoices billed in January through June. Accounts receivable at January 28, 1996 included $2.6 million of receivables with dating, a decrease of $8.5 million compared to January 29, 1995. This decrease is primarily attributable to sales in the fourth quarter of fiscal year 1994 which were made on extended credit terms due to competitive pressures. The Company did not grant such extended credit terms during the fourth quarter of fiscal year 1995 due to the Company's financial condition and strained liquidity.

        The Company believes that cash generated from operations and borrowings under the DIP Facility will be sufficient to fund its fiscal year 1996 working capital and capital expenditures requirements. However, expected cash flows from operations is dependent upon achieving sales expectations during fiscal year 1996 which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under its DIP Facility will tend to increase during the second and third quarter of the fiscal year until the fourth quarter, when, at year-end, borrowings will tend to be the lowest. However, if the Company is unable to reduce its working capital needs, borrowings at the end of fiscal year 1996 may be higher than at the beginning of fiscal year 1996 or higher during various times within fiscal year 1996 than comparable periods within fiscal year 1995.

        The sales order backlog at March 3, 1996 was $68.1 million as compared to $67.3 million at the same time a year earlier. The increase is primarily attributable to an increase in government orders which were slightly offset by the reduced demand for menswear fabrics. The decline in the menswear backlog is believed to be due to the sluggishness of retail apparel sales and the economic downturn in apparel industries which have been most notable in the menswear apparel market.

        The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Based on wool costs incurred during the 1996 Period and the Company's forward purchase commitments and current wool market trends, the Company expects wool costs to increase approximately 10% in fiscal year 1996 as compared to fiscal year 1995.

Results of Operations
---------------------

The 1996 Period Compared to the 1995 Period

        Net sales for the 1996 Period were $33.3 million, a decrease of 23.5% from the 1995 Period. Total yards of fabric sold decreased 23.6% during the 1996 Period. However, the average per yard selling price remained approximately the same. The decrease in sales was primarily due to a decrease in the sales in all of the Company's merchandising lines. Such decline in sales is attributable to the sluggishness of retail apparel sale, as well as the continued economic downturn in the apparel industries that the Company serves. Excluding government sales ($0.6 million in the 1996 Period and $1.7 million in 1995 Period), net sales for the 1996 Period decreased 21.9% from the 1995 Period.

        Cost of goods sold decreased $4.3 million to $32.3 million during the 1996 Period as a result of the decline in sales. Gross profit decreased $5.9 million or 85.8% to $1.0 million in the 1996 Period, and gross profit margin for the 1996 Period was 3.0% compared to 15.9% for the 1995 Period. The decline in gross profit is due to the decline in sales of $10.2 million during the 1996 Period, higher wool costs and an approximate 40% decline in manufacturing production during the 1996 Period which generated an approximate $4.2 million unfavorable fluction in manufacturing variances primarily associated with fixed manufacturing costs (principally depreciation and amortization and salaried employees associated with the Company's manufacturing operations). The Company slowed its manufacturing operations during the 1996 Period in response to lower sales and the uncertainty in the retail apparel and its effect on the Company's customer's financial operations. Such slow down in the Company's manufacturing operations resulted in gross inventories net of LIFO reserves being approximately $15.4 million lower at January 28, 1996 as compared to January 29, 1995.

        Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 11.7% to $4.6 million in the 1996 Period compared to $5.2 million in the 1995 Period. The majority of the decrease in the 1996 Period is due to lower human resource related expenses as a result of the Company's continuing efforts to reduce its overhead in response to reduced sales. Such decline in human resource related expenses was somewhat offset by an increase in professional services related expenses.

        The provision for uncollectible accounts increased from $0.2 million in the 1995 Period to $0.3 million in the 1996 Period. Such increase is primarily attributable to the Company increasing its allowance for uncollectible accounts during the 1996 Period in response to the economic downturn in the apparel industries.

        Interest expense for the 1996 Period was $2.4 million or $2.2 million lower than the 1995 Period. This decrease is primarily due to the Company no longer accruing interest on its Subordinated Notes as a result of the Bankruptcy Filing and reduction in the Company's secured borrowings primarily as a result of lower accounts receivable and inventories and capital expenditures in the 1996 Period as compared to the 1995 Period.

        In the 1995 Period, the Company recognized an income tax benefit at an effective income tax rate of 39.5%. During fiscal year 1995 the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, during fiscal year 1996, no income tax benefit can be recognized as an offset to realized net operating losses.

        Preferred stock in-kind dividends and accretion to redemption value was zero in the 1996 Period compared to 64,000 in the 1995 Period. The loss applicable to common shareholders was $9.1 million in the 1996 Period compared to $2.0 million in the 1995 Period. As a result of the Bankruptcy Filing, the Company is no longer accruing the dividend due under the redeemable preferred stock and accruing the recorded balance to redemption value. The redeemable preferred stock is subject to compromise in the Bankruptcy Filing.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:


(a)  Exhibits


     4.1 Waiver of Default letter dated March 8, 1996 from General Electric Capital Corporation.

     11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

     15.1 Independent Accountants' Report, dated March 12, 1996 from Deloitte & Touche LLP to Forstmann & Company, Inc.

     23.1       Consent of Deloitte & Touche LLP.

     27         Financial Data Schedule.


(b)  Current Reports on Form 8-K

              None

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



                                    FORSTMANN & COMPANY, INC.
                                    -----------------------------
                                    (Registrant)



                                    /s/ Rodney J. Peckham
                                    ------------------------------
                                    Rodney J. Peckham
                                    Chief Financial Officer

March 12,1996
-------------
    Date

                                 EXHIBIT INDEX



Exhibit                                                      Sequential
   No.          Description                                    Page No.
-------         -----------                                  ----------


4.1 Waiver of Default Letter dated March 8, 1996 from General Electric Capital Corporation.

11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

15.1            Independent Accountants' Report, dated
                March 12, 1996, from Deloitte & Touche
                LLP to Forstmann & Company, Inc.

23.1            Consent of Deloitte & Touche LLP.


27              Financial Data Schedule