Form 10-Q
period 1996-04-28
FORSTMANN & CO INC
filed 1996-06-12
CIK 798246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 1996
                               --------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________


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

There were 5,618,799 shares of common stock, $.001 par value, outstanding as of June 12, 1996.

Total number of pages:43 pages.


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                     FORSTMANN & COMPANY, INC.
                                                      (DEBTOR-IN-POSSESSION)
                                                CONDENSED STATEMENTS OF OPERATIONS
                                FOR THE THIRTEEN WEEKS ENDED APRIL 28, 1996 AND APRIL 30, 1995 AND
                                   THE TWENTY-SIX WEEKS ENDED APRIL 28, 1996 AND APRIL 30, 1995
                                                            (unaudited)
                                              Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                              April 28,           April 30,           April 28,      April 30,
                                               1996                1995                1996           1995
Net sales                                 $62,087,000        $69,399,000         $95,393,000    $112,926,000

Cost of goods sold                         51,245,000         57,825,000          83,568,000      94,449,000
                                          -----------        -----------         -----------    ------------
Gross profit                               10,842,000         11,574,000          11,825,000      18,477,000
Selling, general and
  administrative expenses                   4,414,000          5,474,000           9,003,000      10,670,000
Provision for uncollectible
  accounts                                    334,000            295,000             600,000         521,000
                                          -----------        -----------         -----------    ------------
Operating income                            6,094,000          5,805,000           2,222,000       7,286,000
Interest expense (contractual
  interest of $4,444,000 and
  $8,940,000 for 1996)                      2,238,000          4,959,000           4,646,000       9,557,000
                                          -----------       ------------         -----------    ------------
Income (loss) before
  reorganization items and
  income taxes                              3,856,000            846,000          (2,424,000)     (2,271,000)

Reorganization items                        1,574,000               -              4,433,000            -
                                          -----------        -----------         -----------    ------------

Income (loss) before income
  taxes                                     2,282,000            846,000          (6,857,000)     (2,271,000)

Income tax provision (benefit)                   -               334,000                -           (897,000)
                                          -----------        -----------         -----------    ------------

Net income (loss)                           2,282,000            512,000          (6,857,000)     (1,374,000)

Preferred stock in-kind
  dividends and accretion
  to redemption value                            -                 63,000               -            127,000
                                          -----------         -----------        -----------    ------------
Income (loss) applicable to
  common shareholders                     $ 2,282,000         $   449,000        $(6,857,000)   $ (1,501,000)
                                          ===========         ===========        ===========    ============
Share and per share
  information:
    Income (loss) per common
      share                               $       .41         $       .08        $     (1.22)   $       (.27)
                                          ===========         ===========        ===========    ============

    Weighted average common
      shares outstanding                    5,618,799           5,618,799          5,618,799       5,618,799
                                          ===========         ===========        ===========    ============


See notes to financial statements.

                                                     FORSTMANN & COMPANY, INC.
                                                      (DEBTOR-IN-POSSESSION)
                                                     CONDENSED BALANCE SHEETS
                                                April 28, 1996 AND OCTOBER 29, 1995
                                                            (unaudited)

                                                                    April 28,             October 29,
                                                                      1996                   1995
ASSETS
Current Assets:
  Cash                                                          $     49,000            $     52,000
  Accounts receivable, net of allowance of
    $3,580,000 and $2,991,000                                     53,821,000              43,872,000
  Current income taxes receivable                                  2,117,000               2,417,000
  Inventories                                                     64,183,000              69,470,000
  Current deferred tax assets                                           -                       -
  Other current assets                                               539,000                 664,000
                                                                ------------            ------------

    Total current assets                                         120,709,000             116,475,000

Property, plant and equipment, net                                73,119,000              78,784,000
Other assets                                                       3,097,000               2,944,000
                                                                -----------             ------------

    Total                                                       $196,925,000            $198,203,000
                                                                ============            ============



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt                          $ 63,918,000            $ 61,001,000
  Accounts payable                                                 2,536,000               1,771,000
  Accrued liabilities                                             13,390,000               9,048,000
                                                                ------------            ------------

    Total current liabilities                                     79,844,000              71,820,000

Long-term debt                                                    23,803,000              25,302,000

Deferred tax liabilities                                                -                       -
                                                                ------------            ------------

Total liabilities not subject to compromise                      103,647,000              97,122,000

Liabilities subject to compromise                                 89,813,000              90,759,000

Redeemable preferred stock subject to
 compromise                                                        2,655,000               2,655,000

Commitments and contingencies

Shareholders' Equity:
  Common stock                                                         5,619                   5,619
  Additional paid-in capital                                      26,564,381              26,564,381
  Excess of additional pension liability
    over unrecognized prior service cost                          (1,956,000)             (1,956,000)
  Retained deficit since November 2, 1992                        (23,804,000)            (16,947,000)
                                                                ------------            ------------

    Total shareholders' equity                                       810,000               7,667,000
                                                                ------------            ------------

    Total                                                       $196,925,000            $198,203,000
                                                               =============            ============

See notes to financial statements.

                                                     FORSTMANN & COMPANY, INC.
                                                      (DEBTOR-IN-POSSESSION)
                                                CONDENSED STATEMENTS OF CASH FLOWS
                                 FOR THE TWENTY-SIX WEEKS ENDED APRIL 28, 1996 AND APRIL 30, 1995
                                                           (unaudited)

                                                                    April 28,             April 30,
                                                                      1996                  1995
Net loss                                                       $(6,857,000)            $(1,374,000)
                                                               -----------            ------------
  Adjustments to reconcile net loss
  to net cash used by operating activities:
    Depreciation and amortization                                6,159,000              6,772,000
    Income tax benefit                                                -                  (897,000)
    Income taxes refunded, net                                     292,000              1,200,000
    Provision for uncollectible accounts                           600,000                521,000
    Loss from disposal, abandonment and
      impairment of machinery and equipment
      and other assets                                             288,000                 53,000
    Other non-cash items                                              -                  (356,000)
    Changes in current assets and current
      liabilities:
        Accounts receivable                                    (10,549,000)            (7,923,000)
        Inventories                                              5,287,000            (13,334,000)
        Other current assets                                       133,000               (873,000)
        Accounts payable                                           770,000             12,245,000
        Accrued liabilities                                      3,186,000               (825,000)
        Accrued interest payable                                 1,156,000                 21,000
    Investment in notes receivable, net                               -                   (10,000)
    Deferred financing costs                                      (327,000)              (329,000)
    Operating liabilities subject to compromise                   (946,000)                  -
                                                              ------------             -----------

  Total adjustments                                              6,049,000             (3,735,000)
                                                              ------------             -----------

    Net cash used by operating activities                         (808,000)            (5,109,000)
                                                              ------------             -----------

Cash flows used in investing activities:
  Capital expenditures                                            (205,000)            (6,194,000)
  Investment in computer information systems                      (410,000)              (769,000)
  Net proceeds from disposal of machinery
    and equipment                                                    2,000                109,000
                                                              ------------             ----------

    Net cash used in investing activities                         (613,000)            (6,854,000)
                                                              ------------             -----------


Cash flows from financing activities:
  Net borrowings under the DIP Facility                         41,208,000                   -
  Net borrowings (repayments) under the
    GE Capital Facility                                        (38,626,000)             4,047,000
  Proceeds from the Term Loan                                         -                 7,500,000
  Borrowings under the CIT Equipment Facility
    and other financing arrangements                                  -                 3,092,000
  Repayment of CIT Equipment Facility and other
    financing arrangements                                      (1,164,000)            (1,810,000)
  Cash paid in connection with Dissenters
    Proceeding                                                        -                  (869,000)
                                                               -----------             -----------

    Net cash provided by financing activities                    1,418,000             11,960,000
                                                               -----------             -----------

Net decrease in cash                                                (3,000)                (3,000)
Cash at beginning of period                                         52,000                 49,000
                                                               -----------             -----------

Cash at end of period                                          $    49,000            $    46,000
                                                               ===========             ===========




                                                     FORSTMANN & COMPANY, INC.
                                                      (DEBTOR-IN-POSSESSION)
                                          CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                 FOR THE TWENTY-SIX WEEKS ENDED APRIL 28, 1996 AND APRIL 30, 1995
                                                            (unaudited)

                                                                  April 28,
                                                                    1996

Supplemental disclosure of cash flow information relating to the Chapter 11 proceeding:

    Cash paid during the period for professional
    fees                                                       $ 1,776,000
                                                               ===========

    Cash paid during the period relating to the
    rejection and amendments of executory
    contracts                                                  $   754,000
                                                               ===========

    Cash paid during the period for other items                $    73,000
                                                               ===========



See notes to financial statements.



                                                     FORSTMANN & COMPANY, INC.
                                                      (DEBTOR-IN-POSSESSION)
                                      CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           FOR THE TWENTY-SIX WEEKS ENDED APRIL 28, 1996
                                                            (unaudited)



                                                                            Pension
                                                       Additional          Liability                                Total
                                          Common        Paid-In           Over Prior          Retained           Shareholders'
                                          Stock           Capital         Service Cost         Deficit              Equity
Balance, October 29, 1995                 $5,619       $26,564,381       $(1,956,000)      $(16,947,000)         $ 7,667,000

Loss applicable to
  common shareholders                       -                 -                 -            (6,857,000)          (6,857,000)
                                          ------       -----------       -----------       ------------          -----------

Balance, April 28, 1996                   $5,619       $26,564,381       $(1,956,000)      $(23,804,000)         $   810,000
                                         =======       ===========       ===========       ============          ===========



See notes to financial statements.






                           FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 28, 1996
                                  (unaudited)


1. Forstmann & Company, Inc. (the "Company") is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard tables, sports caps and school uniforms. A majority (50.4%) of the Company's common stock is owned by Odyssey Partners, L.P.

    As described more thoroughly in Note 1 to the financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 (the "1995 Form 10-K"), as a result of the continued decline in the Company s results of operations throughout fiscal year 1995, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The decline in the Company's results of operations during fiscal year 1995 was principally due to rising wool costs, high debt leverage and sluggishness of retail apparel sales and a significant decline in women's outerwear sales, which were partially offset by the sale of other fabrics yielding lower profit margins. This resulted in the Company being unable to meet all of its interest payments when such became due. The Company's liquidity and financial position were severely strained during fiscal year 1995. Although the rise in wool costs has stabilized, the continued sluggishness of retail apparel sales, as well as the continued economic downturn in the apparel industry, which industry represents the majority of the Company's customers, indicates that the Company's operating results will continue to be strained during fiscal year 1996. One of the Company's customers accounted for approximately 15% of the Company's revenues for the twenty-six weeks ended April 28, 1996 and 8% of gross accounts receivable at April 28, 1996. No other customer represented more than 5% of revenues or gross accounts receivable.

    Resolution to the Company's liquidity and debt leverage problems might involve a conversion of certain existing indebtedness to equity. This resolution might result in an ownership change as defined in Section 382 of the Internal Revenue Code of 1986,as amended (the "Internal Revenue Code"). A tax ownership change would limit the Company's ability to utilize its net operating loss and certain other carry forward tax credits.

    As a plan of reorganization is developed, the Company may conclude that additional market reserves, write downs of machinery and equipment and write downs of other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of a plan of reorganization that are not reflected in these financial statements. Any additional asset impairments or restructuring costs directly related to reorganization proceedings will be reflected as reorganization items in the Company s financial statements in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a restructuring liability. See Note 9 to these financial statements for a description of reorganization items recognized during the thirteen and twenty-six weeks ended April 28, 1996.

    The condensed financial statements presented herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Such financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceeding, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in these financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of the assets, or amounts and reclassification of liabilities that might be necessary as a result of the bankruptcy proceeding. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization with the Company's creditors, success of future operations and ability to generate sufficient cash from operations and financing sources to meet obligations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information have been made. The financial statements, as of April 28, 1996, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1995 Form 10-K, to which reference is made. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. Because of the seasonal nature of the Company's business, the results for the interim periods presented are not indicative of the results for a full fiscal year.

    At the Company's request, the Bankruptcy Court has established June 28, 1996 as the deadline for creditors to file all pre-petition claims against the Company (the Bar Date ). On or before May 14, 1996, notices were mailed to all known or potential creditors of the Company advising them that claims against the Company must be submitted by the Bar Date. Subject to limited exceptions, creditors who are required to file claims but fail to meet the deadline are forever barred from voting upon or receiving distributions under any plan of reorganization.


2. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):

                                                   April 28,      October 29,
                                                     1996             1995

             Raw materials and supplies              $11,285        $10,583
             Work-in-process                          46,051         50,624
             Finished products                        15,430         16,874
             Less market reserves                     (8,583)        (8,611)
                                                     -------        -------
             Total                                    64,183         69,470
             Difference between LIFO
               carrying value and current
               replacement cost                        6,996          7,346
                                                     -------        -------
             Current replacement cost                $71,179        $76,816
                                                     =======        =======
    The reduction of inventory quantities resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of this liquidation increased gross profit by $0.4 million for the thirteen weeks ended April 28, 1996.


3.  Other assets consist of (in thousands):
                                                   April 28,      October 29,
                                                     1996             1995
             Computer information systems,
               net of accumulated amortization
               of $4,019 and $3,861                   $1,084         $  832
             Deferred financing costs, net of
               amortization of $1,575 and
               $1,293                                  1,133          1,196
             Other                                       880            916
                                                      ------         ------
             Total                                    $3,097         $2,944
                                                      ======         ======


4.  Accrued liabilities consist of (in thousands):

                                                   April 28,      October 29,
                                                     1996             1995
             Salaries, wages and related
               payroll taxes                         $ 1,253         $1,484
             Incentive compensation                      507            171
             Vacation and holiday                      2,666          1,988
             Employee benefits plans                   1,510          1,037
             Interest on long-term debt                2,171          1,015
             Medical insurance premiums                  878          1,092
             Professional fees                         1,942            720
             Environmental remediation                   518            357
             Other                                     1,945          1,184
                                                     -------         ------
             Total                                   $13,390         $9,048
                                                     =======         ======


5.  Long-term debt consists of (in thousands):

                                                   April 28,      October 29,
                                                     1996             1995

             GE Capital DIP Facility                  50,642       $  9,434
             GE Capital Facility                          -          38,626
             Senior Secured Notes                     27,000         27,000
             Subordinated Notes                       56,632         56,632
             Equipment Facilities                      6,546          7,451
             Capital lease obligations                 3,533          3,610
             Other                                       -              182
                                                    --------       --------
             Total debt                              144,353        142,935
             Current portion of long-term debt       (63,918)       (61,001)
             Subordinated Notes included in
               liabilities subject to compromise     (56,632)       (56,632)
                                                    --------       --------
             Total long-term debt                   $ 23,803       $ 25,302
                                                    ========       ========

    The Company was in default of substantially all of its pre-petition debt agreements at April 28, 1996. All outstanding unsecured debt of the Company has been presented in these financial statements as "Liabilities Subject to Compromise."

    The Company has obtained debtor-in-possession ("DIP") financing from General Electric Capital Corporation ("GE Capital") under a revolving facility which was approved by the Bankruptcy Court (the "DIP Facility"). The DIP Facility provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's then existing GE Capital Facility. (Reference is made to Note 7 to the Company's annual financial statements in the 1995 Form 10-K for discussions regarding the GE Capital Facility.) The DIP Facility expires on October 31, 1996. The Company is currently developing its strategic plan for fiscal year 1997 and beyond which will be used as the basis for its DIP Facility extension negotiations which are expected to begin this summer. The Company was in violation of the DIP Facility minimum EBITDA covenant at April 28, 1996. The Company has completed negotiating an amendment to the DIP Facility (the "Amended DIP Facility") which, if approved by the Bankruptcy Court, will cure the violation at April 28, 1996. The Amended DIP Facility amends, among other things, the minimum EBITDA covenants and sets revised caps on eligible inventory included in the borrowing base.

    Secured Claims are collateralized by substantially all of the assets of the Company including accounts receivable, inventories and property, plant and equipment. The Company has continued to accrue interest on most of its secured debt obligations as management believes that in the majority of such cases the collateral securing the secured debt obligations is sufficient to cover the principal and interest portions of scheduled payments on such pre-petition secured debt obligations. To the extent any claim secured by assets of the Company is determined to exceed the value of the asset securing it, such claims will be treated as an unsecured claim and not entitled to interest accruing after the Bankruptcy Filing.

    Outstanding borrowings (including outstanding letters of credit) are subject to certain caps on categories of inventory and accounts receivable under the DIP Facility. The Company's borrowing base is subject to reserves determined by GE Capital in its sole discretion. At April 28, 1996, the Company's loan availability as defined in the DIP Facility, in excess of advances, and outstanding letters of credit, was approximately $20.0 million.

    Borrowings under the DIP Facility bear interest, at the Company's option, at a floating rate (which is based on a defined index rate) or a fixed rate (which is based on LIBOR) payable monthly. The floating rate is 1.5% per annum above the index rate, and the fixed rate is 3.0% per annum above LIBOR. At April 28, 1996, the DIP Facility bore interest at the fixed rate of 8.27% per annum through May 31, 1996 and was reset at 8.46% per annum on June 1, 1996 through July 31, 1996.

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

    The Company pays GE Capital, for the account of each of the lenders party to the DIP Facility, a fee of 0.5% per annum on the average daily unused portion of the DIP Facility. In addition, the Company paid GE Capital, for its own account, an agency fee of $150,000 per annum and pays certain fees in connection with extending and making available letters of credit. In connection with entering into the DIP Facility, the Company paid GE Capital $100,000 on September 22, 1995, $325,000 on February 15, 1996 and agreed to pay $125,000 on October 31, 1996. Subject to Bankruptcy Court approval, the Company has agreed to pay $75,000 to GE Capital in consideration for entering into the Amended DIP Facility which, among other things, amends the minimum EBITDA covenant requirements.

    Reference is made to Note 7 to the Company's annual financial statements in the 1995 Form 10-K for discussion regarding the Company's Senior Secured Notes. The Company agreed to remit to holders of the Company's Senior Secured Notes $600,000 on March 21, 1996 and, commencing in April 1996, $100,000 at the end of each month through October 31, 1996. Such payments represent "adequate protection" payments, as defined by the Bankruptcy Code, for the use of the collateral securing the Senior Secured Notes. In connection with such agreement, the Company also agreed to pay up to $240,000 in appraisal fees and expenses and legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The Company has applied adequate protection payments made as of April 28, 1996 to accrued interest. However, final application as to principal and interest of the adequate protection payments, including appraisal fees and expenses and legal fees and expenses, is to be subsequently determined pursuant to the Bankruptcy Code.

    As discussed in Note 7 to the Company's annual financial statements in the 1995 Form 10-K, the Company is a party to a loan and security agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") which provided financing for the acquisition of, and to refinance borrowings incurred to acquire various textile machinery and equipment. The Company agreed to provide "adequate protection" payments to CIT in connection with the CIT Equipment Facility. The agreement requires the Company to remit monthly payments in arrears in the amount of $95,000 at the end of each month commencing March 31, 1996 through October 31, 1996. The Company also agreed to pay $81,000 in legal fees and disbursements incurred by CIT. Final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code.


6. Per share and share information for the thirteen and twenty-six weeks ended April 28, 1996 and April 30, 1995 are based upon actual income (loss) applicable to common shareholders and the weighted average shares outstanding during the periods.


7. As discussed in Note 12 to the Company's annual financial statements in the 1995 Form 10-K, the Company has accrued certain estimated costs for environmental matters.

    On December 29, 1995, the Environmental Protection Division of the Georgia Department of Natural Resources (the "EPD") issued separate administrative orders to the Company and J.P. Stevens & Co., Inc., ("J.P. Stevens") (previous owner and operator of the Company's Dublin facility), which related to two sites at the Company's Dublin facility. The orders required the Company and J.P. Stevens to submit a compliance status report ("CSR") and compliance status certification within 120 days from December 29, 1995 (i.e., by April 27, 1996) to the EPD that includes, among other things, a description of the release, including its nature and extent, and suspected or known source, quantity and date of the release. By letter dated February 2, 1996, the Company notified the EPD that it had not been able to secure access to certain property on the western side of the Oconee River in order to install groundwater monitoring wells. The EPD had previously indicated that such wells would be necessary in order for the Company to submit a CSR. Additionally, by letter dated March 27, 1996, the Company requested clarification from the EPD concerning various technical issues relating to these sites, the Burn Area (hereinafter defined) and other environmental considerations at the facility. In a letter dated March 28, 1996 from the EPD to the Company, the EPD requested that the Company provide additional information by April 29, 1996 concerning its efforts to obtain access. In this letter, the EPD also clarified that only groundwater, and not soil, sampling would be required in order for the Company to complete a CSR for the two sites. The Company responded to the EPD's March 28, 1996 letter by letter dated April 25, 1996.

    By letter dated April 29, 1996, the EPD responded to the Company's March 27, 1996 letter concerning various technical and off-site access issues. The Company subsequently attended a meeting with the Director of the EPD and his staff on May 6, 1996 in which these matters were further discussed. Based on the EPD's letter and the discussions held on May 6, 1996, the Company has concluded that at least two more groundwater monitoring wells must be installed and tested at the site before the EPD will agree that the nature and extent of one of the two groundwater releases (the "TCE release") has been determined. The results of this testing will assist in determining whether or not additional testing must be performed or whether other alternatives are available to the Company to satisfy the EPD that the Company has complied with the Hazardous Site Response Act. At the May 6, 1996 meeting, it was agreed that the Company would propose a timetable to the EPD for installing and testing these wells. With respect to the other groundwater release (the 1,1-DCA release along the southern property boundary), the EPD described a number of options available to the Company for resolving to the EPD s satisfaction that the release has been fully delineated. Those options include modeling the groundwater in the area of this release to demonstrate that the release has been delineated. By letter dated May 31, 1996, the Company submitted to the EPD a schedule to complete the items agreed upon in the May 6, 1996 meeting.

    While the EPD's April 29, 1996 letter indicates that the EPD has not been persuaded that an extension of the timetable provided in the administrative order is appropriate, the EPD representative indicated that they had not yet reviewed the Company's April 25, 1996 letter. The Director further expressed that he was using his discretion not to take enforcement action against the Company at this time. He stated that, when the Company began to implement and move forward with the action items discussed at the May 6, 1996 meeting, he would consider revising the schedule in the administrative order of these releases. Based on the additional work required by the EPD, the Company increased its accrual for environmental cost by $0.2 million during the thirteen week period ended April 28, 1996. Subject to additional communication with the EPD, the Company believes that the $0.5 million accrued environmental cost as of April 28, 1996 is sufficient to cover the Company's known and probable responsibilities related to the TCE and 1,1-DCA releases.

    The EPD's letters of December 29, 1995 also informed the Company and J.P. Stevens that a release exceeding a reportable quantity had occurred in an area where various waste materials were reportedly disposed and burned by J.P. Stevens (the "Burn Area") and that the Burn Area was being listed on the Georgia Hazardous Site Inventory. Both the Company and J.P. Stevens were requested to submit a CSR and compliance status certification for the Burn Area by April 11, 1996. The extent and scope of such remediation investigation has not been determined, and the cost can not currently be estimated. Preparation of a CSR would first require completion of a remediation investigation of the Burn Area, which will be performed during fiscal year 1996. The two companies responded separately to the EPD indicating their belief that the April 11, 1996 due date was unrealistic. The Company requested 330 days for submittal of the CSR. By letter dated March 27, 1996, the Company reminded the EPD that the agency had not responded to its request for an extension for submitting the CSR for the Burn Area. In its April 29, 1996 letter to the Company, the EPD indicated that it is not presently considering enforcement action regarding the missed deadline for the Burn Area "prior to June 3, 1996." The Company is currently negotiating an agreement regarding the performance of CSR work at the three sites that would involve J.P. Stevens taking responsibility for the CSR for the Burn Area and the Company for the CSR relating to the other two groundwater releases. On May 22, 1996, J.P. Stevens, through its counsel, informed the EPD of such negotiations and indicated that implementation of any agreement(s) resulting from the negotiations would be dependent upon, among other things, the EPD's recognition of the agreement(s) between J.P. Stevens and Forstmann. On May 31, 1996, the EPD informed J.P. Stevens that it was encouraged by the prospect of cooperation between the two companies and that it was willing to recognize an agreement between the two companies that would lead to full compliance with the Hazardous Site Response Act. The EPD stated that, upon its review of the agreement between the companies, it would propose consent orders to them. Until then, however, the administrative orders would remain in effect.

    After completion of the remediation investigation, the Company will be able to estimate the expected future costs associated with the Burn Area. Based on previous experience with environmental issues at the Company's facilities, subject to responsibilities borne by J.P. Stevens, if any, management believes that environmental costs associated with the Burn Area may be material and may have a material adverse effect on the Company's liquidity and financial position. The Company has been informed that the EPD may require demonstration of financial assurance upon the conclusion of the Company's Bankruptcy Filing.

    The EPD representative also informed the Company that they wanted the Company to take samples from the soil beneath the location where the former dry cleaner was once located. If contamination is detected, more soil sampling would be necessary to determine the extent and nature of any contamination. The Company intends to submit a proposal to the EPD for the performance of this sampling.


8.  Liabilities subject to compromise consists of (in thousands):

                                                    April 28,      October 29,
                                                      1996             1995
             Subordinated Notes, including
               accrued pre-petition interest         $60,330        $60,330
             Trade accounts payable                   22,497         22,808
             Priority tax claim                          287          1,008
             Accrued severance                         1,498          1,498
             Deferred rental and other
               lease obligations                       2,928          2,781
             Accrued additional pension liability
               in excess of accumulated benefit
               obligation                              2,025          2,025
             Other                                       248            309
                                                     -------        -------
             Total                                   $89,813        $90,759
                                                     =======        =======

    Unsecured claims against the Company in existence prior to the Bankruptcy Filing are included in "Liabilities Subject to Compromise." Additional claims (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). Consequently, the amount included in the balance sheet as Liabilities Subject to Compromise may be subject to further adjustments. A plan of reorganization may require certain compromise of liabilities (including Secured Claims) that, as of April 28, 1996, are not classified as Liabilities Subject to Compromise. The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. Parties holding Secured Claims have the right to move the court for relief from the stay, which relief may be granted upon satisfaction of certain statutory requirements. Secured Claims are collateralized by substantially all of the assets of the Company, including, accounts receivable, inventories and property, plant and equipment.

    At the Company's request, the Bankruptcy Court established June 28, 1996 as the deadline for creditors to file all pre-petition claims against the Company (the "Bar Date"). On or before May 14, 1996, notices were mailed to all known or potential creditors of the Company advising them that claims against the Company must be submitted by the Bar Date. Subject to limited exceptions, creditors who are required to file claims but fail to meet the deadline are forever barred from voting upon or receiving distributions under any plan of reorganization.


9. In accordance with SOP 90-7, professional fees and restructuring charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during the thirteen and twenty-six weeks ended April 28, 1996 and consists of (in thousands):

                                           Thirteen Weeks  Twenty-Six Weeks
                                                Ended            Ended
                                           April 28, 1996    April 28, 1996

             Professional fees                     $  965            $2,575
             Expense incurred due to the
              rejection and amendment
              of executory contracts                   10               919
             Default interest expense                 260               460
             Severance expenses                       295               378
             Other                                     44               101
                                                   ------            ------
             Total                                 $1,574            $4,433
                                                   ======            ======


    During the thirteen weeks ended April 28, 1996, the Company announced its intention to close the manufacturing operations in the Tifton Plant. The closing will commence in late July 1996 and is estimated to be completed in December 1996. The Company expects to incur relocation expenses of approximately $0.7 million in connection with the relocation of certain of its machinery and equipment from the Tifton Plant to the Dublin Plant. Such expenses will be reflected as reorganization items in the period incurred.


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

Financial Condition and Liquidity

    The Company's expectations and beliefs expressed below regarding liquidity and capital resources for fiscal year 1996 constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These "forward-looking statements" are accompanied by cautionary discussions identifying important factors that could cause actual results to differ materially from those expressed in such "forward-looking statements". Such factors should not be construed as exhaustive.

    As more thoroughly described in Note 1 to the financial statements contained in Item 1 of this Form 10-Q, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The Company has obtained debtor-in-possession ("DIP") financing from General Electric Capital Coporation ("GE Capital") under a facility (the "DIP Facility"). The DIP Facility provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's then existing revolving credit facility. As of April 28, 1996, no pre-petition advances under such revolving credit facility remained outstanding. The DIP Facility is subject to certain borrowing base limitations and expires on October 31, 1996. The Company is currently developing its strategic plan for fiscal year 1997 and beyond which will be used as the basis for its DIP Facility extension negotiations which are expected to begin this summer. The Company was in default of substantially all of its debt agreements, as more thoroughly described in Note 5 to the financial statements, at April 28, 1996. The Company and GE Capital have completed negotiating and entered into an amendment to the DIP Facility which, if approved by the Bankruptcy Court, will cure the violation at April 28, 1996. During the thirteen week period ended April 28, 1996 (the "1996 Second Quarter"), the Company agreed to remit to holders of certain of the Company's secured debt obligations "adequate protection" payments, as defined by the Bankruptcy Code, for use of the collateral securing such secured debt obligations. Such agreements, as more thoroughly described in Note 5 to the financial statements, require aggregate
payments of $2.1 million through October 31, 1996.   The Company's operations
and investing activities are funded through a combination of borrowings and internally generated funds.

    During the twenty-six week period ended April 28, 1996 (the "1996 Period"), operations used approximately $0.8 million, a decrease of approximately $4.3 million from the twenty-six week period ended April 30, 1995 (the "1995 Period"). This improvement was primarily due to a reduction of inventory of approximately $5.3 million in the 1996 Period as compared to an increase in inventory of $13.3 million during the 1995 Period. This $18.6 million improvement in cash flow was somewhat offset by a $6.3 million decrease in accounts payable, accrued liabilities and interest payable in the 1996 Period as compared to the 1995 Period, the $5.5 million higher loss in the 1996 Period and an increase in accounts receivable of $2.6 million compared to the 1995 Period. The increase in accounts receivable in the 1996 Period compared to the 1995 Period is attributable to the Company offering early payment discounts to its customers in the 1995 Period to increase cash flow which was not needed in the 1996 Period. Reduced inventories in the 1996 Period as compared to the 1995 Period is attributable to lower sales which resulted in the Company reducing its manufacturing operations to more closely match production to sales and open customer orders. The reduction in manufacturing operations, which primarily occurred during the thirteen week period ending
January 28, 1996 (the "1996 First Quarter"), contributed to the $6.9 million loss realized in the 1996 Period. See "Results of Operations" for further discussion of the factors contributing to such loss.

    Net cash used by investing activities was $0.6 million in the 1996 Period as compared to $6.9 million in the 1995 Period. This $6.2 million decline is primarily attributable to lower capital expenditures due to the curtailment of the Company's $100 million capital investment program as a result of Bankruptcy Filing. Under the terms of the DIP Facility, capital expenditures are limited and the Company is prohibited from entering into any additional capital lease obligations. Further, the DIP Facility prohibits the Company from entering into any operating lease obligations other than for replacement of existing operating lease obligations where the minimum annual rental payments under the new operating lease does not exceed the old operating lease by $50,000 or more. Capital additions, including capital lease obligations, were $13.7 million for fiscal year 1995. The Company, for the reasons indicated above, expects spending for capital expenditures, primarily machinery and equipment, in fiscal year 1996 to be less than $3.4 million.

    During the 1996 Period $1.4 million in cash was provided by financing activities whereas during the 1995 Period, $12.0 million was provided by financing activities. The Company, due to cost savings initiatives implemented in fiscal year 1996, more closely matched production and sourcing to its sales and order base, did not seek outside sources of financing in the 1996
Period as it did in the 1995 Period. In the 1995 Period the Company secured a $7.5 million term loan and $3.1 million in equipment financing to cover its cash needs.

    Working capital at April 28, 1996 was $40.9 million, a $3.8 million decrease from October 29, 1995. This decrease is primarily attributable to a $5.3 million decrease in inventories and a $8.0 million increase in current liabilities which was offset by a $9.9 million increase in accounts receivable.

    The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for manufacturers to produce apparel for retail sale during the fall and winter months. As a result of normal payment terms for such fabrics, the Company historically receives the major portion of its payments thereon during July through October. This seasonal pattern is further influenced by the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating"), which permit payment 60 (sixty) days beyond July 1 for invoices billed in January through June. Accounts receivable at April 28, 1996 included $6.1 million of receivables with dating, a decrease of $10.0 million compared to April 30, 1995. This decrease is primarily attributable to sales in the fourth quarter of fiscal year 1994 which were made on extended credit terms due to competitive pressures. The Company did not grant such extended credit terms during the fourth quarter of fiscal year 1995 due to the Company's financial condition and strained liquidity.

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

    The sales order backlog at June 2, 1996 was $49.5 million as compared to $48.5 million at the same time a year earlier. The increase is primarily attributable to an increase in government orders which were offset by the reduced demand for menswear fabrics. The decline in the menswear backlog is believed to be due to the sluggishness of retail apparel sales and the economic downturn in the apparel industry which have been most notable in the menswear apparel market.

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



Results of Operations


The 1996 Twenty-Six Week Period (the "1996 Period") Compared to the 1995 Twenty-Six Week Period (the "1995 Period")

    Net sales for the 1996 Period were $95.4 million, a decrease of 15.5% from the 1995 Period. Total yards of fabric sold decreased 17.1% during the 1996 Period. However, due to shifts in product mix, the average per yard selling price increased. The decrease in sales was primarily due to a decrease in the sales in most of the Company's merchandising lines. Such decline in sales is attributable to the sluggishness of retail apparel sales, as well as the continued economic downturn in the apparel industries that the Company serves. Excluding government sales ($4.0 million in the 1996 Period and $3.5 million in the 1995 Period), net sales for the 1996 Period decreased 16.4% from the 1995 Period.

    Cost of goods sold decreased $10.9 million to $83.6 million during the 1996 Period as a result of the decline in sales which were somewhat offset by the Company's cost reduction initiatives. Gross profit decreased $6.6 million or 36.0% to $11.8 million in the 1996 Period, and gross profit margin for the 1996 Period was 12.4% compared to 16.4% for the 1995 Period. The decline in gross profit is due to the decline in sales of $17.5 million during the 1996 Period, higher wool costs and an approximate 27% decline in manufacturing production during the 1996 Period which generated an approximate $6.7 million unfavorable fluctuation in manufacturing variances primarily associated with fixed manufacturing costs (principally depreciation and amortization and salaried employees associated with the Company's manufacturing operations). The Company slowed its manufacturing operations during the 1996 Period, primarily during the 1996 First Quarter, in response to lower sales and the uncertainty in retail apparel sales and its effect on the Company's customer s financial operations. Such slow down in the Company's manufacturing operations resulted in gross inventories, net of LIFO reserves, being approximately $17.8 million lower at April 28, 1996 as compared to April 30, 1995.

    Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 15.6% to $9.0 million in the 1996 Period compared to $10.7 million in the 1995 Period. The majority of the decrease in the 1996 Period is due to savings being recognized as a result of organizational changes implemented during the 1996 Period.

    The provision for uncollectible accounts increased from $0.5 million in the 1995 Period to $0.6 million in the 1996 Period. Such increase is primarily attributable to the Company increasing its allowance for uncollectible accounts during the 1996 Period in response to the economic downturn in the apparel industries.

    Interest expense for the 1996 Period was $4.6 million or $4.9 million lower than the 1995 Period. This decrease is primarily due to the Company no longer accruing interest on its Subordinated Notes as a result of the Bankruptcy Filing and reduction in the Company's secured borrowings primarily as a result of lower inventories and capital expenditures in the 1996 Period as compared to the 1995 Period.

    In the 1995 Period, the Company recognized an income tax benefit at an effective income tax rate of 39.5%. During fiscal year 1995 the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, during fiscal year 1996, no income tax benefit can be recognized from the realization of operating losses.

    Preferred stock in-kind dividends and accretion to redemption value was zero in the 1996 Period compared to $0.1 million in the 1995 Period. The loss applicable to common shareholders was $6.9 million in the 1996 Period compared to $1.5 million in the 1995 Period. As a result of the Bankruptcy Filing, the Company is no longer accruing the dividend due under the redeemable preferred stock and accreting the recorded balance to redemption value. The redeemable preferred stock is subject to compromise in the Bankruptcy Filing.


The Thirteen Weeks Ended April 28, 1996 (the "1996 Second Quarter") Compared to the Thirteen Weeks Ended April 30, 1995 (the "1995 Second Quarter")

    Net sales for the 1996 Second Quarter were $62.1 million, a decrease of 10.5% from the 1995 Second Quarter. Total yards of fabric sold decreased approximately 12.8% during the 1996 Second Quarter. Such decrease is primarily attributable to decreases in woolen and worsted menswear and womenswear worsted apparel fabrics, which decreases are primarily due to the continuing sluggishness of retail apparel sales. The most significant decline occurred in womens worsted fabrics which declined by 21.0% during the 1996 Second Quarter. However, during the 1996 Second Quarter increases in net sales were realized in the Company's outerwear, womenswear woolen and specialty fabric areas. Gross profit decreased 6.3% in the 1996 Second Quarter to $10.8 million. The gross profit margin for the 1996 Second Quarter was 17.5%, compared to 16.7% for the 1995 Second Quarter. Through a focused effort of reducing fixed and variable costs, the gross profit margin in the 1996 Second Quarter improved. Lower costs have been primarily achieved through organizational changes.

    Selling, general and administrative expenses, excluding the provision for doubtful accounts, was $4.4 million in the 1996 Second Quarter, compared to $5.5 million in the 1995 Second Quarter. The decrease in selling, general and administrative expenses is due to the cost savings initiatives implemented during the Company's reorganization process.

    The provision for uncollectible accounts was approximately $0.3 million in both the 1996 Second Quarter and the 1995 Second Quarter. The Company establishes a specific allowance for uncollectible accounts based on its quarterly review and assessment of the collectibility of aged balances included in accounts receivable. Additionally, the Company establishes a general allowance for uncollectible accounts based, in part, on historical trends and the status of the economy and its effect on the Company's customers.

    Interest expense for the 1996 Second Quarter was $2.2 million or $2.7 million lower than the 1995 Second Quarter, primarily due to the same factors that contributed to the decrease in interest expense during the 1996 Period.

    In the 1995 Second Quarter, the Company recognized an income tax provision at an effective tax rate of 39.5% on income before income taxes. As discussed in the 1996 Period, the Company did not recognize an income tax benefit in the 1996 Second Quarter.

    Preferred Stock in-kind dividends and accretion to redemption value was zero in the 1996 Second Quarter compared to $0.1 million in the 1995 Second Quarter. As a result of the foregoing, the Company's income applicable to common shareholders increased $1.8 million to $2.3 million in the 1996 Second Quarter, compared to income applicable to common shareholders of $0.5 million in the 1995 Second Quarter.



PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:


(a)  Exhibits

     4.1 Amendment to Amended and Restated Debtor-In-Possession Loan Agreement dated as of May 3, 1996.

     4.2 Stipulation and order settling Senior Secured Note Holders and Trustee s motion for relief from the automatic stay, or in the alternative, to condition use of collateral upon debtor providing adequate protection dated March 20, 1996 as approved by the United States Bankruptcy Court Southern District of New York on March 20, 1996.

     4.3 Stipulation providing adequate protection between Forstmann & Co., Inc. and CIT Equipment Finance dated April, 1996 as approved by the United States Bankruptcy Court Southern District of New York on May 21, 1996.

     11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

     15.1 Independent Accountants' Report, dated June 10, 1996 from Deloitte & Touche LLP to Forstmann & Company, Inc.

     23.1      Consent of Deloitte & Touche LLP.

     99.1      Financial Data Schedule


(b)  Current Reports on Form 8-K

               None





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         FORSTMANN & COMPANY, INC.
                                         (Registrant)




                                         /s/ Rodney J. Peckham
                                         ------------------------------
                                         Rodney J. Peckham
                                         Chief Financial Officer

June 12, 1996
- ---------------
    Date






                                  EXHIBIT INDEX


Exhibit                                                            Sequential
  No.          Description                                          Page No.
- ------------------------------------------------------------------------------


4.1       Amendment to Amended and Restated Debtor-In-Possession         22
          Loan Agreement dated as of May 3, 1996.

4.2       Stipulation and order settling Senior Secured Note             27
          Holders and Trustee's motion for relief from the automatic stay, or in the alternative, to condition use of collateral upon debtor providing adequate protection dated March 20, 1996 as approved by the United States
          Bankruptcy Court Southern District of New York on
          March 20, 1996.

4.3       Stipulation providing adequate protection between              34
          Forstmann & Co., Inc. and CIT Equipment Finance dated
          April, 1996 as approved by the United States
          Bankruptcy Court Southern District of New York on
          May 21, 1996.

15.1      Independent Accountants' Report, dated                         42
          June 10, 1996, from Deloitte & Touche
          LLP to Forstmann & Company, Inc.

23.1      Consent of Deloitte & Touche LLP.                              43


99.1      Financial Data Schedule




                                                                     Exhibit 4.1

                        AMENDMENT TO AMENDED AND RESTATED
                       DEBTOR-IN-POSSESSION LOAN AGREEMENT


      THIS AMENDMENT TO AMENDED AND RESTATED DEBTOR-IN-POSSESSION LOAN AGREEMENT (the "Amendment") is made and entered into as of the third day of May, 1996, by and among FORSTMANN & COMPANY, INC., a Georgia corporation, as Debtor-in-Possession under Chapter 11 of the United States Bankruptcy Code ("Borrower"), the Lenders, and GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation ("GE Capital"), as Agent for the Lenders.


                                    Recitals:

      A. Borrower, the Lenders and the Agent are parties to that certain Amended and Restated Debtor-in-Possession Loan Agreement, dated as of September 27, 1995, as amended by that certain Final Order Approving Postpetition Financing, Granting Liens Pursuant to 11 U.S.C. section 364, and Modifying the Automatic Stay entered by the Bankruptcy Court in the Chapter 11 Case on or about October 31, 1995 (the "Agreement").

      B. Borrower, the Lenders and the Agent desire to further amend the Agreement in the manner set forth herein.


      NOW, THEREFORE, in consideration of the mutual covenants, conditions and agreements set forth in this Amendment, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

      1. Definitions. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Agreement.

      2. Amendments to Agreement. The Agreement is hereby amended, effective as of the date set forth in Paragraph 4 of this Amendment, as follows:

            (a) The definition of the term "Eligible Inventory" is hereby amended by deleting in its entirety the first paragraph following subparagraph
(k) of such definition.

            (b) The definition of the term "Borrowing Base" is hereby amended by adding the following proviso at the end of the first paragraph of such definition:

; provided, however, that (i) the aggregate amount of the Borrowing Base attributable to Eligible Inventory consisting of raw materials shall not exceed $6,667,000 at any time during April 1996, $6,943,000 at any time during May 1996, $6,887,000 at any time during June 1996, $6,282,000 at any time during July 1996, $5,982,000 at any time during August 1996, $6,061,000 at any time during September 1996, or $5,374,000 at any time during October 1996, (ii) the aggregate amount of the Borrowing Base attributable to Eligible Inventory consisting of work in process shall not exceed $32,124,000 at any time during April 1996, $30,838,000 at any time during May 1996, $31,996,000 at any time during June 1996, $29,682,000 at any time during July 1996, $27,216,000 at any time during August 1996, $26,982,000 at any time during September 1996, or $25,907,000 at any time during October 1996, (iii) the aggregate amount of the Borrowing Base attributable to Eligible Inventory consisting of finished goods (exclusive of seconds and samples) shall not exceed $11,718,000 at any time during April 1996, $10,104,000 at any time during May 1996, $8,944,000 at any time during June 1996, $8,272,000 at any time during July 1996, $8,932,000 at any time during August 1996, $8,468,000 at any time during September 1996, or $8,823,000 at any time during October 1996, and (iv) the aggregate amount of the Borrowing Base attributable to Eligible Inventory consisting of seconds and samples shall not exceed $1,950,000 at any time from the Effective Date through the Commitment Termination Date.

            (c) Section 6.21 of the Agreement is hereby amended by deleting such Section in its entirety and by inserting, in lieu thereof, the following:

                   6.21 EBITDA.  Borrower shall not permit its EBITDA for any three-month fiscal period set forth below to be less than the amount set forth opposite such three-month fiscal period (with negative numbers indicated by parentheses):


              Three-Month
              Fiscal Period                        AMOUNT

              January/February/March 1996       $3,800,000
              February/March/April 1996          5,200,000
              March/April/May 1996               6,100,000
              April/May/June 1996                5,900,000
              May/June/July 1996                 5,300,000
              June/July/August 1996              2,700,000
              July/August/September 1996          (600,000)
              August/September/October 1996     (3,200,000)

            (d)   The Agreement is hereby amended by adding the following
Section 6.25 thereto:

                                                6.25 Cash Balances In Bank
                  Accounts. Borrower shall not permit any bank account of Borrower to contain funds in an amount that exceeds the sum of
                  (a) the unpaid checks (i) drawn on such account, and
                  (ii) issued by Borrower in the ordinary course of business or pursuant to an order of the Bankruptcy Court, and (b) the wire transfers to be made from such account within the next three days and to be used to pay obligations that will then be due and payable pursuant to an order of the Bankruptcy Court or in the ordinary course of Borrower's business; provided, however, that the following bank accounts shall collectively be permitted to contain $100,000 in addition to the amounts otherwise contemplated by this Section 6.25: Borrower's bank accounts at Bank of New York (Account No. 8230060712) and Republic National Bank of New York (Account No. 9700121610). Borrower shall not request any Advance under this Agreement (whether pursuant to a Request for Advance, a telephonic request for an Advance by a Responsible Official of Borrower, or otherwise) that could reasonably be expected to cause Borrower to breach the provisions of this Section 6.25.

            (e) The definition of the term "Borrowing Base" is hereby further amended by deleting in its entirety clause (g) contained in the last paragraph of such definition and by inserting, in lieu thereof, the following:

            (g) the Carve Out Amount as of the date of determination, plus $500,000 (provided, however, that the aggregate reserve established pursuant to this clause (g) shall not exceed an amount equal to $2,500,000), and

            (f) Section 2.8 of the Agreement is hereby amended by deleting the last sentence of such Section in its entirety and by inserting, in lieu thereof, the following:

Notwithstanding any other provision of this Agreement, (y) the Professionals Carve Out Amount shall not at any time exceed $2,500,000, and (z) the amount by which the Professionals Carve Out Amount shall increase following the occurrence and during the continuation of a Default or Event of Default shall not exceed $500,000; provided, however, that the $500,000 limitation contemplated by this clause (z) shall only become effective on the date that the Agent gives written notice to Borrower that Agent has triggered the effectiveness of this clause (z).

            (g)   Section 6.19 of the Agreement is hereby amended:

                  (1) by increasing the dollar amount contained in such Section from $3,000,000 to $3,400,000, and

                  (2)  by adding the following proviso at the end of such
Section:

; provided, however, that Borrower's aggregate MIS Expenditures during such period shall not exceed $1,000,000.



            (h)   The definition of the term  EBITDA  is hereby amended:

                  (1) by deleting in its entirety clause (x)(vii) of such definition and by inserting, in lieu thereof, the following:

 (vii) non-cash losses recognized in connection with the establishment of inventory market reserves which arise from the identification of obsolete inventories when Borrower implements its fiscal year 1996 business plan, as well as subsequent changes in inventory market reserves which result in additional non-cash losses being recognized in the determination of Borrower s Net Income,

                  (2) by deleting in its entirety clause (x)(x) of such definition, and

                  (3) by deleting in its entirety clause (y)(iv) of such definition and by inserting, in lieu thereof, the following:

 (iv) changes in inventory market reserves which result in non-cash gains being recognized in Borrower's Net Income, all as determined in accordance with GAAP.

       3. Amendment Fee. Borrower shall pay to the Agent, for the account of GE Capital, a nonrefundable amendment fee equal to $75,000, which shall be fully earned upon entry by the Bankruptcy Court of the Amendment Order (as such term is defined below) and shall be paid by Borrower not later than the end of the next Business Day after the date of entry of the Amendment Order.

       4. Continued Effectiveness of Agreement. Except as expressly amended by this Amendment, the Agreement shall continue to be in full force and effect in accordance with its terms. Notwithstanding any other provision of this Amendment, this Amendment shall only become effective on the date upon which
both of the following conditions have been satisfied:   (a)  Borrower, the
Lenders and the Agent shall have executed and delivered this Amendment, and
(b) an Order approving the execution, delivery and performance by Borrower of this Amendment (the "Amendment Order") shall have been entered by the Bankruptcy Court in the Chapter 11 Case, which Amendment Order shall be acceptable in form and substance to the Agent in its sole and absolute discretion. This Amendment shall be governed by and construed in accordance with the laws of the State of New York, without regard to its principles of conflicts of laws. This Amendment may be executed in one or more counterparts, all of which shall be an original, but which together shall be deemed to constitute one and the same instrument.
      IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.

FORSTMANN & COMPANY, INC.,
as Debtor and Debtor-in-Possession



By: /s/ Robert N. Dangremond
   ---------------------------------

Name:   Robert N. Dangremond
     -------------------------------

Title:  President
      ------------------------------



GENERAL ELECTRIC CAPITAL CORPORATION, as a Lender and as Agent



By: /s/ Rick Luck

   ---------------------------------
   Rick Luck
   Vice President,
   GE Capital Commercial Finance, Inc.,
   being duly authorized



                                                                  Exhibit 4.2


UNITED STATES BANKRUPTCY COURT
SOUTHERN DISTRICT OF NEW YORK
- - - - - - - - - - - - - - - -x
In re                        :Chapter 11
                              Case No. 95-44190 (JLG)
FORSTMANN & COMPANY, INC.,   :


   Debtor.                   :

- - - - - - - - - - - - - - - -x

           STIPULATION AND ORDER SETTLING SENIOR SECURED NOTEHOLDERS'
              AND TRUSTEE'S MOTIONS FOR RELIEF FROM THE AUTOMATIC
             STAY, OR IN THE ALTERNATIVE, TO CONDITION USE OF THEIR
             COLLATERAL UPON DEBTOR PROVIDING ADEQUATE PROTECTION

            WHEREAS, CHANCELLOR Senior Secured Management, Inc. ("Chancellor"), the authorized agent for the holders of $23.65 million of senior secured floating rate notes due October 30, 1997 (the "Senior Secured Notes") issued by the debtor and debtor-in-possession, Forstmann & Company, Inc. (the "Debtor"), and Diamond Lease Company Ltd., a holder of $2.5 million of Senior Secured Notes (together with Chancellor, the "Senior Secured Noteholders") filed a Motion (the "Motion") in the above-referenced proceeding (the "Proceeding") seeking (a) an order pursuant to 11 U.S.C. sectionsection 105(a), 362(d)(1) and 363(e) and Rule 4001 of the Federal Rules of Bankruptcy Procedure ("Fed. R. Bankr. P.") conditioning the use by the Debtor of certain assets that are the Senior Secured Noteholders' Primary Collateral (as defined in the Motion) and the continuance of the automatic stay, upon the Debtor providing the Senior Secured Noteholders with adequate protection of their interest in the Senior Secured Noteholders' Primary Collateral in the form of monthly cash payments,
(b) an order prohibiting the Debtor from continuing to use the Senior Secured Noteholders' Primary Collateral if the Debtor fails to make such payments, and
(c) an order granting the Senior Secured Noteholders relief from the automatic stay, without further application to the Court, if the Debtor fails to make such payments;
            WHEREAS, Fleet National Bank of Connecticut, ("Fleet"), f/k/a Shawmut Bank Connecticut, N.A. ("Shawmut") (the "Indenture Trustee") filed a motion (the "Trustee's Motion") joining in the Motion and requesting the same relief;
            WHEREAS, the Motion and the Trustee's Motion each initiate a contested matter pursuant to Fed. R. Bankr. Pro. 9014 and a core proceeding pursuant to 28 U.S.C. section 157(b)(2)(A), (M) and (O);
            WHEREAS, the United States Bankruptcy Court for the Southern District of New York (the "Court") has jurisdiction over the subject matter of this contested matter pursuant to 28 U.S.C. sectionsection 1334(b) and 157(a) and (b);
            WHEREAS, the Senior Secured Noteholders, the Indenture Trustee and the Debtor have agreed to settle the issues raised by the Motion and the Trustee's Motion by entering into the instant stipulation (the "Stipulation");
            WHEREAS, the Stipulation has been negotiated by all parties hereto, and the Official Committee of Unsecured Creditors, which has approved it as to form and content, at arm's length, with all parties represented by counsel;
            WHEREAS, the terms of the Stipulation are fair and reasonable under the circumstances;
            WHEREAS, Debtor believes it is in the best interest of the estate to settle the Motion and the Trustee's Motion on the terms contained herein;
            WHEREAS, the terms of the Stipulation do not violate Section 6.23 of the Amended and Restated Debtor-in-Possession Loan Agreement dated as of September 27, 1995 (the "DIP Loan Agreement") or this Court's Final Order Approving Postpetition Financing, Granting Liens Pursuant To 11 U.S.C. section 364, And Modifying The Automatic Stay dated October 31, 1995 (the "DIP Order"); and
            WHEREAS, under Rule 4001(d)(4) of the Fed. R. Bankr. Pro. the Stipulation may be approved by the Court without further notice because the Motion and the Trustee's Motion were each made pursuant to Rule 4001(a) and contained sufficient information to afford reasonable notice of the issues being settled herein and opportunity for a hearing;
            Now, therefore, it is HEREBY STIPULATED AND AGREED, by and between the undersigned, as follows:
            1. The Motion and the Trustee's Motion are withdrawn without prejudice to renew at a later date in accordance with the terms of this Stipulation.
            2. Subject to the provisions of paragraph 7 below, as adequate protection for Debtor's use of the Senior Secured Noteholders' Primary Collateral through October 31, 1996, Debtor shall make the following payments, in immediately available funds to the holders of the Senior Secured Notes on the following dates in the manner provided in the Indenture (as defined in the Motion):
   a.       March 21, 1996               $600,000
   b.       April 30, 1996               $100,000
   c.       May 31, 1996                 $100,000
   d.       June 28, 1996                $100,000
   e.       July 31, 1996                $100,000
   f.       August 30, 1996              $100,000
   g.       September 30, 1996           $100,000
   h.       October 31, 1996             $100,000
Unless and until this Stipulation shall expire, neither the Senior Secured Noteholders nor the Indenture Trustee shall seek any other or further adequate protection with respect to the Debtor's use of the Senior Secured Noteholders' Primary Collateral or the Lenders' Primary Collateral (as defined in the Motion).
            3. Subject to the provisions of paragraph 7 below, Debtor agrees to pay the reasonable legal and appraisal fees and expenses incurred by the Senior Secured Noteholders through the date of approval by the Court of the Stipulation and the reasonable legal fees and expenses incurred by the Indenture Trustee through the date of approval by the Court of the Stipulation. The appraisal fees and expenses incurred by the Senior Secured Noteholders and the legal fees and expenses incurred by the Indenture Trustee shall be paid on March 21, 1996. The legal fees and expenses incurred by the Senior Secured Noteholders shall be paid in three equal installments on March 21, 1996, April 30, 1996 and May 31, 1996. The Senior Secured Noteholders and the Indenture Trustee represent and warrant that to the best of their knowledge the legal and appraisal fees and expenses to be reimbursed by the Debtor pursuant to this paragraph 3 do not exceed $240,000. All payments of legal fees and expenses pursuant to this paragraph shall be subject to the provisions for documentation and review applicable to the payment of counsel fees and expenses of General Electric Capital Corp. ("GECC") set forth in paragraphs 11(b) and (c) of the DIP Order, provided that the requirement of five business days' notice is waived.
            4. In the event Debtor fails to make any payment set forth in paragraph 2 hereof on the date or in the amount set forth therein or any payment set forth in paragraph 3, Debtor shall be in default under this Stipulation. In the event of the Debtor's default, which default is not waived by the Senior Secured Noteholders and the Indenture Trustee in writing within five business days of such default, the terms of this Stipulation shall expire and the Senior Secured Noteholders may file the Motion and the Indenture Trustee may file the Trustee's Motion with the Court, or request the Court to grant any other relief. This Stipulation shall also terminate in the event that (i) GECC shall cease to make borrowings available under the DIP Loan Agreement, or (ii) there shall occur a material adverse change in the financial condition, operations, or business of the Debtor from the date of the Stipulation, which change materially impairs the value of the interest of the holders of the Senior Secured Notes in the Senior Secured Noteholders' Primary Collateral. The parties hereto agree that should the Debtor close its facility located in Tifton, Georgia and dispose of such facility and the machinery and equipment contained therein, such closure and disposition shall not constitute such a material adverse change.
            5. The provisions of this Stipulation shall be binding upon and inure to the benefit of the Debtor, the estate, the Senior Secured Noteholders, the Indenture Trustee and their respective successors and assigns (including without limitation, any trustee or other representative of the estate hereinafter appointed in this Proceeding or in any subsequent proceeding commenced under chapter 7 of the United States Bankruptcy Code (the "Bankruptcy Code")).
            6. Notwithstanding any provision of the Stipulation, the Stipulation shall not be construed in any way as a waiver or relinquishment of any rights the Senior Secured Noteholders or the Indenture Trustee may have to be heard on any matter brought before the Court or to seek the appointment of a trustee or examiner under Section 1104 of the Bankruptcy Code, to seek conversion of the Proceeding to a proceeding under chapter 7 of the Bankruptcy Code, or to oppose extension of the exclusivity periods provided by Section 1121 of the Bankruptcy Code. None of the payments made by the Debtor pursuant to this Stipulation shall waive or modify in any respect any claim of the Senior Secured Noteholders or the Indenture Trustee against the Debtor.
            7. All payments made by the Debtor under the Stipulation including, without limitations, fees and expenses reimbursed pursuant to paragraph 3 hereof are subject to the reservation by the Debtor and each party in interest of the right to (a) determine pursuant to the Bankruptcy Code (including section 506 thereof) the proper allocation of such payments between principal and interest of the obligations owed to the Senior Secured Noteholders and (b) challenge the validity, priority, perfection and enforceability of the liens held by the Indenture Trustee on the Debtor's assets, provided that any such challenge to the validity, priority, perfection or enforceability of the liens shall be brought on or prior to April 30, 1996 or be forever waived.
            8. All notices, requests, consents and demands hereunder shall be in writing and delivered by facsimile, hand delivery, overnight courier service or by certified mail to the intended recipient at the address for notice specified beneath its name on the signature pages hereof or, as to any party to this Stipulation, at such other address as shall be designated by such person in a notice to the other parties to this Stipulation. Except as otherwise provided in this Stipulation, all such communications shall be deemed to have been duly given when transmitted by facsimile or personally delivered or, in the case of a mailed notice, upon receipt, in each case given or addressed as aforesaid. Any party transmitting a notice, request, consent and/or demand hereunder by facsimile shall deliver an original of such document within five business days after delivery of the facsimile.
            9. The terms of this Stipulation may be waived, altered, modified, or amended only by an instrument in writing duly executed by the parties hereto and the Official Committee of Unsecured Creditors. Any such amendment or waiver shall be binding upon the parties to this Stipulation.
            10. Each party to this Stipulation hereby acknowledges and agrees to the terms and matters set forth herein.
            11. This Stipulation shall take effect and be binding on the parties upon approval by the Court.
            IN WITNESS WHEREOF, the parties hereto have caused this Stipulation to be duly executed and delivered for all purposes as of the date hereof.

Date:  March 20, 1996

                                      MILBANK, TWEED, HADLEY & McCLOY


                                 By /s/ Stephen J. Blauner
                                    ----------------------------
                                         (A Member of the Firm)
                                      Stephen J. Blauner (SB 1997)
                                      1 Chase Manhattan Plaza
                                      New York, New York  10005
                                      (212) 530-5000

                                      Attorneys for Chancellor Senior
                                      Secured Management, Inc. and
                                      Diamond Lease Company Ltd.

                                      REID & RIEGE, P.C.


                                 By  /s/ Eric Henzy
                                     ---------------------------
                                      Eric Henzy (EH 6155)
                                      One State Street
                                      Hartford, Connecticut  06103
                                      (860) 278-1150

                                      Attorneys for Fleet National Bank
                                      of Connecticut, as Indenture
                                      Trustee



                                      DEBEVOISE & PLIMPTON


                                 By   /s/ Richard Hahn
                                      --------------------------
                                         (A Member of the Firm)
                                      Richard F. Hahn (RH 5391)
                                      875 Third Avenue
                                      New York, New York 10022
                                      (212) 909-6000

                                      Attorneys for Debtor and Debtor-
                                      in-possession Forstmann &
                                      Company, Inc.


                                      APPROVED AS TO FORM AND CONTENT:

                                      STROOCK & STROOCK & LAVAN
                                 By   /s/ Fred S. Hodara
                                      --------------------------
                                         (A Member of the Firm)
                                      Fred S. Hodara (FH 7947)
                                      Seven Hanover Square
                                      New York, New York  10004-2696
                                      (212) 806-5400

                                      Attorneys for the Official
                                      Committee of Unsecured Creditors
                                      of Forstmann & Company, Inc.



SO ORDERED:


/s/ James L. Garrity, Jr.
- -------------------------
   U.S.B.J.


                                                               Exhibit 4.3


UNITED STATES BANKRUPTCY COURT
SOUTHERN DISTRICT OF NEW YORK
- -----------------------------------x
                                    :
In re:                              :  Chapter 11
                                    :
   FORSTMANN & COMPANY, INC.,       :  Case No. 95 B 44190 (JLG)
                                    :
                        Debtor.     :
                                    :
- -----------------------------------x


                   STIPULATION PROVIDING ADEQUATE PROTECTION


         WHEREAS, on September 22, 1995 (the "Petition Date"), FORSTMANN & COMPANY, INC. (THE "Debtor") filed a Chapter 11 Petition for Reorganization under Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"); and


         WHEREAS, prior to the Petition Date, the Debtor and CIT executed and entered into a Loan and Security Agreement, dated December 27, 1991 (as amended the "Loan Agreement") whereby CIT agreed to provide certain loans and financial accommodations to the Debtor in order to finance certain machinery and equipment, a true and correct copy of which is annexed hereto, made a part hereof and marked Exhibit "A"; and


         WHEREAS, on and after December 27, 1991, pursuant to the terms and conditions of the Loan Agreement, the Debtor executed and delivered in favor of CIT eight (8) Supplements to the Loan Agreement (each a "Supplement" and collectively, the "Supplements"), and contemporaneously with each such execution and delivery, executed and delivered in favor of CIT a corresponding Promissory Note as of the dates and in the original principal amounts as listed on Exhibit "B" hereto (each a "Note") to evidence the indebtedness of the Debtor to CIT for loans made to the Debtor contemporaneously therewith; and WHEREAS, pursuant to the Loan Agreement and the Supplements, the Debtor granted to CIT security interests in and liens upon certain property of the Debtor as specified therein, including, without limitation, certain pieces of equipment and other items of personal property relating to such equipment, together with all accessories, parts, repairs, replacements, substitutions, attachments, modifications, renewals, improvements, additions, upgrades and accessories of, to or upon such items of equipment whenever acquired (the "Equipment"), all warranties, service contracts or like arrangements with respect to the Equipment, and all plans, specifications, operating manuals and other documents and instruments relating to the operation of the Equipment (the "Operating Documents") and the proceeds of the foregoing (all of the foregoing, collectively, the "Collateral"); and


         WHEREAS, CIT asserts that it perfected its security interest in the Collateral by filing Uniform Commercial Code financing statements in all necessary jurisdictions (the "UCCs"; the UCCs, together with the Loan Agreement, the Supplements, the Notes and any other related documents, instruments, and agreements creating or evidencing indebtedness or granting collateral security, executed and delivered by the Debtor or related third parties in favor of CIT, are hereinafter collectively referred to as the "Agreements"); and


         WHEREAS, the Debtor is in default under the Agreements; and


         WHEREAS, by letter dated January 3, 1996 the Debtor acknowledged that as of October 31, 1995 it was indebted to CIT in the aggregate amount of $7,750,122.16 plus other costs, fees and charges payable by the Debtor in accordance with the terms of the Agreements and the provisions of the United States Bankruptcy Code, and acknowledged CIT's fully perfected liens upon and security interests in the Collateral (a copy of such Acknowledgment Letter is annexed hereto, made a part hereof and marked as Exhibit "C"); and

         WHEREAS, the Debtor acknowledges that it is obligated to CIT under the Agreements in the aggregate amounts set forth in paragraph 2 hereof; and


         WHEREAS, the Debtor was in possession of the Collateral on the Petition Date and continues to be in possession of the Collateral and continues to use the Collateral during its reorganization and CIT has agreed to the Debtor's continued retention and use of the Collateral upon the terms and conditions as hereinafter set forth.


         NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Debtor and CIT hereby agree as follows:


         1. Except as modified herein, and subject to the United States Bankruptcy Code, the Debtor hereby acknowledges and confirms the terms and provisions of the Agreements. Nothing in this Stipulation shall be deemed to constitute an assumption of the Agreements by the Debtor.


         2. The Debtor hereby acknowledges and confirms that it is indebted to CIT as of February 29, 1996 in the aggregate principal amount of $6,554,243.08 plus interest accrued and accruing, attorneys fees and other sums and charges as provided for in the Agreements, to the extent permitted by the United States Bankruptcy Code (the "Indebtedness"), and that such indebtedness is due and owing.

         3. As adequate protection under Sections 361, 362 and 363 of the Bankruptcy Code, for, among other things, the use by the Debtor of the Collateral, the Debtor shall make a monthly payment to CIT on the last business day of each month in arrears in the amount of $95,000 (each, an "Adequate Protection Payment" and collectively, the "Adequate Protection Payments"), commencing March 31, 1996, provided, however, that the amount of the Adequate Protection Payment to be paid on March 31, 1996 shall be reduced by $7,695.42, such amount representing (i) the aggregate amount of drawings of $88,639.43 made by CIT during March, 1996 under letter of credit No. S950177, dated October 16, 1995, issued by ABN AMRO Bank N.V. in favor of CIT in the original amount of $1,212,830.50 allocable to payments due under the Notes and Supplements, less (ii) the amount of costs of $80,944.01 including attorneys fees and disbursements incurred by CIT through February 29, 1996 in connection with this bankruptcy case, enforcement of CIT's rights under the Agreements and protection of CIT's interests in the Collateral.

            4. Upon approval of this Stipulation by the Bankruptcy Court, all Adequate Protection Payments which otherwise would have been payable hereunder prior to such approval shall be paid by the Debtor to CIT within three (3) business days of such approval.

            5. The Debtor shall continue making Adequate Protection Payments hereunder until the earliest of (i) October 31, 1996, (ii) the maturity of all indebtedness of the Debtor under the debtor-in-possession financing facility provided to the Debtor by General Electric Capital Corporation, including any renewals or extensions thereof, as approved by Final Order of the Bankruptcy Court on October 31, 1995 or any substantially equivalent replacement debtor-in-possession financing facility (the "DIP Facility"), (iii) the written agreement of CIT and the Debtor to terminate the Adequate Protection Payments,
(iv) the occurrence of an Event of Default under this Stipulation and notice to the Debtor by CIT of such Event of Default and CIT's intention to terminate this Stipulation or (v) an order of the Bankruptcy Court terminating or reducing the Adequate Protection Payments. Unless and until this Stipulation shall expire or terminate, CIT shall not seek any other or further adequate protection with respect to the Debtor's use of the Collateral.


            6. All payments made by the Debtor under this Stipulation are subject to the reservation of all rights (a) by the Debtor and each party in interest, with respect to the determination pursuant to the United States Bankruptcy Code (including, without limitation, Section 506) of the proper allocation of such payments between principal, interest and costs of the obligations owed to CIT and (b) by each party in interest to challenge the validity, priority, perfection and enforceability of the liens held by CIT on the Debtor's assets, provided that any such challenge or objection to the validity, priority, perfection or enforceability of the liens shall be filed with the Bankruptcy Court on or prior to May 31, 1996 or be forever waived. Nothing contained herein shall limit CIT's right to apply the Adequate Protection Payments to the Debtor's outstanding Indebtedness to CIT for its internal purposes as CIT in its sole discretion determines. This Stipulation shall have no effect on the rights of the parties with respect to payments on CIT's claims not encompassed in this Stipulation, all of which rights are expressly reserved.


            7. CIT hereby finally and irrevocably waives its claim for default rate interest as provided for in the Agreements, and agrees to charge the non-default rate of interest otherwise chargeable under the Agreements, during the period from the Petition Date through the date the Debtor ceases making complete and timely Adequate Protection Payments; provided, however, that such waiver is without prejudice to any right CIT may have to a claim for default rate interest as provided for in the Agreements from and after the date on which the Debtor ceases making Adequate Protection Payments.


            8. As adequate protection under Sections 361, 362 and 363 of the Bankruptcy Code for, among other things, the use by the Debtor of the Collateral, CIT shall be granted administrative priority status under Section 503(b)(1) of the Bankruptcy Code for the payment of the Adequate Protection Payments.


            9. CIT shall have all rights and remedies with respect to the Debtor, the Collateral and the repayment of the Indebtedness as are provided for in this Stipulation and the Bankruptcy Code.


            10. Upon the occurrence of any of the following events (each, an "Event of Default"), each of which shall also constitute an "Event of Default"
under and as defined in the Agreements:   a default in payment of any amount
due under this Stipulation and such default shall continue for five (5) consecutive days ("Payment Default"); a breach by the Debtor of any material term or condition of this Stipulation and such breach shall continue for ten
(10) consecutive days; the dismissal of the Debtor's Chapter 11 case or the conversion thereof to a case under Chapter 7; or the termination or cessation of substantially all of the Debtor's business operations and subsequent notice by CIT to the Debtor of the termination of this Stipulation; then, in addition to any other rights or remedies granted to CIT under this Stipulation, and without further Order of the Bankruptcy Court, CIT may upon fifteen (15) days notice to the Debtor, move for relief from any stay, including, without limitation, any stay under Section 362 of the Bankruptcy Code with respect to the exercise of CIT's remedies under this Stipulation, the Agreements or otherwise, or with respect to the enforcement of CIT's rights to obtain possession, sell, lease, transfer, or otherwise dispose of the Collateral;


            11. Except as specifically amended herein or as modified by the United States Bankruptcy Code, the Agreements shall remain in full force and effect in accordance with their terms and the Debtor agrees, among other things, to continue to perform all acts required under this Stipulation and the Agreements, including, without limitation, the obtaining of casualty, hazard, liability and property insurance with respect to the Collateral, designating CIT as the loss payee thereunder, at Debtor's sole expense and as provided for in the Agreements, the delivery of such written reports as CIT may require as to the location, status and condition of the Collateral, the providing to CIT, at CIT's request, of access to the Collateral and all of the Debtor's books and records relating thereto, in order to allow CIT to examine the Collateral and such books and records, and the execution of such other documents, agreements or instruments as are reasonably necessary to carry out the terms and provisions hereof.


            12. Upon the execution of this Stipulation, the Debtor shall apply to the Bankruptcy Court within five (5) days, in accordance with the rules of the Bankruptcy Court, for approval of this Stipulation.


            13. This Stipulation shall not become effective until it has been approved by an Order of the Bankruptcy Court, except as to paragraph 15 hereof which shall become effective upon execution of this Stipulation by the Debtor and CIT.


            14. This Stipulation may not be modified, except in a writing signed by Debtor and CIT, which modification shall be upon notice to parties in interest and subject to the approval of the Bankruptcy Court.


            15. In the event that this Stipulation is not approved by the Bankruptcy Court, CIT shall have the right to immediately make application to the Bankruptcy Court for, among other things, adequate protection, and such other and further relief as CIT deems appropriate in its discretion. Nothing contained herein shall be deemed to prejudice or waive any such right.

16. This Stipulation shall be binding upon CIT and its successors and assigns and the Debtor and its successors and assigns, including, without limitation, any trustee-in-bankruptcy.


         WHEREFORE, the parties hereto have executed this Stipulation as of the ____ day of April , 1996.


                              FORSTMANN & COMPANY, INC.
                              DEBTOR and Debtor-in-Possession

                              By: /s/ Rodney J. Peckham
                                  ---------------------------------------------

                              Title:  Chief Financial Officer
                                    -------------------------------------------



                              THE CIT GROUP/EQUIPMENT FINANCING, INC.


                              BY: /s/ Arthur M. Lowenthal
                                 ----------------------------------------------

                              Title:  Senior Vice President
                                    -------------------------------------------


SO ORDERED this 21st day
of May, 1996

/s/ James L. Garrity, Jr.
- ------------------------------
UNITED STATES BANKRUPTCY JUDGE



                                                  Exhibit 15.1

 INDEPENDENT ACCOUNTANTS' REPORT


TO the Board of Directors and Shareholders of FORSTMANN & Company, Inc. (Debtor-in-Possession):

We have reviewed the accompanying condensed balance sheet of Forstmann & Company, Inc. (Debtor-in-Possession) as of April 28, 1996 and the related condensed statements of operations for the thirteen and twenty-six weeks ended April 28, 1996 and April 30, 1995 and cash flows for the twenty-six weeks ended April 28, 1996 and April 30, 1995 and the condensed statement of changes in shareholders' equity (deficit) for the twenty-six weeks ended April 28, 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 5 to the condensed financial statements, the Company was in violation of substantially all of its debt agreements at April 28, 1996, has experienced a significant decline in operating results and has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Such conditions raise substantial doubt about the Company s ability to continue as a going concern. Management s plans concerning these matters are also described in Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Forstmann & Company, Inc. as of October 29, 1995 and the related statements of operations, shareholders' equity, and cash flows for the fifty-two weeks then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed balance sheet as of October 29, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
June 10, 1996


                                                  Exhibit 23.1








June 11, 1996




Forstmann & Company, Inc.
1155 Avenue of the Americas
New York, NY 10036

Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Forstmann & Company, Inc. (Debtor-in-Possession) for the periods ended April 28, 1996 and April 30, 1995, as indicated in our report dated June 10, 1996 (which included an explanatory paragraph concerning matters that raise substantial doubt about the Company s ability to continue as a going concern); because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended April 28, 1996, is incorporated by reference in Registration Statement No. 33-57643 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Yours truly,



/s/Deloitte & Touche LLP