Form 10-Q
period 1996-07-28
FORSTMANN & CO INC
filed 1996-09-11
CIK 798246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 1996
                               -------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               ---------------   ---------------

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

There were 5,618,799 shares of common stock, $.001 par value, outstanding as of September 10, 1996.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 1996
                               -------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                                -------------------    ---------------

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

There were 5,618,799 shares of common stock, $.001 par value, outstanding as of September 10, 1996.

Total number of pages: 29 pages.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     FORSTMANN & COMPANY, INC.
                                       (DEBTOR-IN-POSSESSION)
                                 CONDENSED STATEMENTS OF OPERATIONS
               OR THE THIRTEEN WEEKS ENDED JULY 28, 1996 AND JULY 30, 1995 AND
                  THE THIRTY-NINE WEEKS ENDED JULY 28, 1996 AND JULY 30, 1995
                                                         (unaudited)

                                                     Thirteen Weeks Ended                      Thirty-Nine Weeks Ended
                                                  --------------------------               ---------------------------
                                                    July 28,            July 30,               July 28,              July 30,
                                                      1996                1995                   1996                  1995
                                                      ----                ----                  ----                   ----
Net sales                                        $58,009,000          $68,608,000          $153,402,000          $181,534,000

Cost of goods sold                                48,849,000           59,525,000           132,417,000           153,974,000
                                                  -----------          -----------          ------------          ------------

Gross profit                                       9,160,000            9,083,000            20,985,000            27,560,000

Selling, general and
  administrative expenses                          4,204,000            6,614,000            13,207,000            17,284,000

Provision for uncollectible
  accounts                                           464,000            1,177,000             1,064,000             1,698,000
                                                  -----------          -----------          ------------          ------------

Operating income                                   4,492,000            1,292,000             6,714,000             8,578,000

Interest expense (contractual
  interest of $4,518,000 and
  $13,458,000 for 1996)                            2,355,000            5,698,000             7,001,000            15,255,000
                                                  -----------          -----------          ------------          ------------

Income (loss) before
  reorganization items
  and income taxes                                 2,137,000           (4,406,000)             (287,000)           (6,677,000)

Reorganization items                               3,259,000                 -                7,692,000                  -
                                                  -----------          -----------          ------------          ------------

Loss before income
  taxes                                           (1,122,000)          (4,406,000)           (7,979,000)           (6,677,000)

Income tax benefit                                      -              (1,740,000)                 -               (2,637,000)
                                                  -----------          -----------          ------------          ------------

Net Loss                                          (1,122,000)          (2,666,000)           (7,979,000)           (4,040,000)

Preferred stock in-kind
  dividends and accretion
  to redemption value                                   -                  64,000                  -                  191,000
                                                  -----------          -----------          ------------          ------------

Loss applicable to
  common shareholders                            $(1,122,000)         $(2,730,000)         $ (7,979,000)         $ (4,231,000)
                                                  ===========         ============          ============          ============

Share and per share information:
    Loss per common
      share                                      $      (.20)         $      (.49)         $      (1.42)         $       (.75)
                                                  ===========         ============          ============          ============

    Weighted average common
      shares outstanding                           5,618,799            5,618,799             5,618,799             5,618,799
                                                  ===========         ============          =============         ============


See notes to financial statements

                                                   FORSTMANN & COMPANY, INC.
                                                    (DEBTOR-IN-POSSESSION)
                                                   CONDENSED BALANCE SHEETS
                                             JULY 28, 1996 AND OCTOBER 29, 1995
                                                            (unaudited)
                                                                            July 28,             October 29,
                                                                              1996                   1995
                                                                             ----                    ----

ASSETS
Current Assets:
  Cash                                                                 $     49,000             $     52,000
  Accounts receivable, net of allowance of
    $3,899,000 and $2,991,000                                            57,358,000                43,872,000
  Current income taxes receivable                                         2,117,000                2,417,000
  Inventories                                                            51,570,000                69,470,000
  Current deferred tax assets                                                  -                        -
  Other current assets                                                      576,000                  664,000
                                                                       ------------             ------------

    Total current assets                                                111,670,000               116,475,000

Property, plant and equipment, net                                       70,502,000                78,784,000
Other assets                                                              2,966,000                2,944,000
                                                                       ------------             ------------

    Total                                                              $185,138,000             $198,203,000
                                                                       ============             ============



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current maturities of long-term debt                                 $ 55,158,000             $ 61,001,000
  Accounts payable                                                        2,859,000                1,771,000
  Accrued liabilities                                                    12,169,000                9,048,000
                                                                       ------------             ------------

    Total current liabilities                                            70,186,000                71,820,000

Long-term debt                                                           22,795,000                25,302,000

Deferred tax liabilities                                                       -                        -
                                                                       ------------             ------------

Total liabilities not subject to compromise                              92,981,000                97,122,000

Liabilities subject to compromise                                        89,814,000                90,759,000

Redeemable preferred stock subject to
 compromise                                                               2,655,000                2,655,000

Commitments and contingencies

Shareholders' Equity (Deficit):
  Common stock                                                                5,619                    5,619
  Additional paid-in capital                                             26,564,381                26,564,381
  Excess of additional pension liability
    over unrecognized prior service cost                                 (1,956,000)               (1,956,000)
  Retained deficit since November 2, 1992                               (24,926,000)             (16,947,000)
                                                                       ------------             ------------

    Total shareholders' equity (deficit)                                   (312,000)               7,667,000
                                                                       ------------             ------------

    Total                                                              $185,138,000             $198,203,000
                                                                       ============             ============

See notes to financial statements.

                                                     FORSTMANN & COMPANY, INC.
                                                      (DEBTOR-IN-POSSESSION)
                                                CONDENSED STATEMENTS OF CASH FLOWS
                                  FOR THE THIRTY-NINE WEEKS ENDED JULY 28, 1996 AND JULY 30, 1995
                                                            (unaudited)
                                                                            July 28,                 July 30,
                                                                             1996                    1995
                                                                             ----                    ----
Net loss                                                                  $(7,979,000)           $(4,040,000)
                                                                          -----------            -----------
  Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities:
    Depreciation and amortization                                           9,332,000             10,388,000
    Income tax benefit                                                           -                (2,637,000)
    Income taxes refunded, net                                                286,000                829,000
    Provision for uncollectible accounts                                    1,064,000              1,698,000
    Loss from disposal, abandonment and
      impairment of machinery and equipment
      and other assets                                                        261,000                 56,000
    Other non-cash items                                                         -                  (368,000)
    Changes in current assets and current
      liabilities:
        Accounts receivable                                               (14,550,000)           (15,393,000)
        Inventories                                                        17,900,000             (2,636,000)
        Other current assets                                                  102,000               (380,000)
        Accounts payable                                                    1,113,000              9,242,000
        Accrued liabilities                                                 1,627,000               (109,000)
        Accrued interest payable                                            1,494,000              2,188,000
    Investment in notes receivable, net                                          -                   (10,000)
    Deferred financing costs                                                 (327,000)              (572,000)
    Operating liabilities subject to compromise                              (945,000)                  -
                                                                          -----------            -----------

  Total adjustments                                                        17,357,000              2,296,000
                                                                          -----------            -----------

    Net cash provided (used) by operating
      activities                                                            9,378,000             (1,744,000)
                                                                          -----------            -----------

Cash flows used in investing activities:
  Capital expenditures                                                       (412,000)            (9,401,000)
  Investment in computer information systems                                 (669,000)            (1,170,000)
  Net proceeds from disposal of machinery
    and equipment                                                              50,000                110,000
                                                                          -----------            -----------

    Net cash used in investing activities                                  (1,031,000)           (10,461,000)
                                                                          ------------           -----------

Cash flows from financing activities:
  Net borrowings under the DIP Facility                                    31,673,000                   -
  Net borrowings (repayments) under the
    GE Capital Facility                                                   (38,626,000)             7,686,000
  Proceeds from the Term Loan                                                    -                 7,500,000
  Repayment of the Term Loan                                                     -                (2,500,000)
  Borrowings under the CIT Equipment Facility
    and other financing arrangements                                             -                 3,092,000
  Repayment of CIT Equipment Facility and other
    financing arrangements                                                 (1,391,000)            (2,707,000)
  Cash paid in connection with Dissenters
    Proceeding                                                                   -                  (869,000)
  Other                                                                        (6,000)                  -
                                                                           ----------            -----------

    Net cash provided (used) by financing
      activities                                                           (8,350,000)            12,202,000
                                                                           ----------            -----------

Net decrease in cash                                                           (3,000)                (3,000)

Cash at beginning of period                                                    52,000                 49,000
                                                                           ----------            -----------

Cash at end of period                                                      $   49,000            $    46,000
                                                                           ==========            ===========

                                                     FORSTMANN & COMPANY, INC.
                                                      (DEBTOR-IN-POSSESSION)
                                          CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  FOR THE THIRTY-NINE WEEKS ENDED JULY 28, 1996 AND JULY 30, 1995
                                                            (unaudited)

                                                                            July 28,
                                                                             1996
                                                                             ----


Supplemental disclosure of cash flow
  information relating to the
  Chapter 11 proceeding:

    Cash paid during the period for
     professional fees                                                    $ 3,084,000
                                                                          ===========

    Cash paid during the period relating
    to the rejection and amendments of
    executory contracts                                                   $   754,000
                                                                          ===========

    Cash paid during the period for other
    items                                                                 $   409,000
                                                                          ===========



See notes to financial statements

                                                     FORSTMANN & COMPANY, INC.
                                                      (DEBTOR-IN-POSSESSION)
                                 CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                           FOR THE THIRTY-NINE WEEKS ENDED JULY 28, 1996
                                                            (unaudited)



                                                                            Pension
                                                        Additional         Liability                                 Total
                                          Common         Paid-In          Over Prior          Retained           Shareholders'
                                          Stock           Capital         Service Cost         Deficit         Equity (Deficit)
                                          -----           -------         ------------      -----------        ----------------

Balance, October 29, 1995                 $5,619       $26,564,381       $(1,956,000)      $(16,947,000)         $ 7,667,000

Loss applicable to
  common shareholders                       -                 -                 -            (7,979,000)          (7,979,000)
                                          ------       -----------       -----------       ------------          -----------

Balance, July 28, 1996                    $5,619       $26,564,381       $(1,956,000)      $(24,926,000)         $  (312,000)
                                          ======       ===========       ===========       ============          ===========



See notes to financial statements.

                           FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                         NOTES TO FINANCIAL STATEMENTS
                                  JULY 28, 1996
                                  (unaudited)


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

    As described more thoroughly in Note 1 to the financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 (the "1995 Form 10-K"), as a result of the continued decline in the Company's results of operations throughout fiscal year 1995, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The decline in the Company's results of operations during fiscal year 1995 was principally due to rising wool costs, high debt leverage and sluggishness of retail apparel sales and a significant decline in women s outerwear sales, which were partially offset by the sale of other fabrics yielding lower profit margins. This resulted in the Company being unable to meet all of its interest payments when such became due. The Company's liquidity and financial position were severely strained during fiscal year 1995. Although the rise in wool costs has stabilized, the continued sluggishness of retail apparel sales, as well as the continued economic downturn in the apparel industry, which industry represents the majority of the Company's customers, indicates that the Company's operating results will continue to be strained during fiscal year 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. In response to these factors, management of the Company has instituted plans with a greater focus on significantly reduced product offerings; tighter management of inventory levels; enhanced cost controls; and reduced capital expenditures. All of these management actions are focused on improving the Company's cash flows from operations and in total. The Company has successfully improved operations in each of these focus areas and is continuing to refine its strategies in response to evolving circumstances. Further, management has begun efforts to document a plan of reorganization to allow the Company to successfully emerge from bankruptcy in the first half of its fiscal year 1997.

    Resolution of the Company's liquidity and debt leverage problems might involve a conversion of certain existing indebtedness to equity. This resolution might result in an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). A tax ownership change would limit the Company's ability to utilize its net operating loss and certain other carry forward tax credits.

    As a plan of reorganization is developed, the Company may conclude that additional market reserves, write downs of machinery and equipment and write downs of other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of a plan of reorganization that are not reflected in these financial statements. Any additional asset impairments or restructuring costs directly related to reorganization proceedings will be reflected as reorganization items in the Company s financial statements in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a restructuring liability. As more thoroughly described in Note 2 to the financial statements, during the thirteen weeks ended July 28, 1996 the Company increased inventory market reserves by $2.5 million in connection with the Company's assessment and evaluation of its business strategy which has resulted in the Company continuing to reduce its product offerings. See
    Note 9 to these financial statements for a description of reorganization items recognized during the thirteen and thirty-nine weeks ended July 28, 1996.

    The condensed financial statements presented herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission; in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"); and a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceeding, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in these financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of the assets, or amounts and reclassification of liabilities that might be necessary as a result of the bankruptcy proceeding. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization with the Company's creditors, success of future operations and ability to generate sufficient cash from operations and financing sources to meet the Company's obligations when such obligations become due. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information have been made. The financial statements, as of July 28, 1996, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

    At the Company's request, the Bankruptcy Court established June 28, 1996 as the deadline for creditors to file all pre-petition claims against the Company (the "Bar Date"). On or before May 14, 1996, notices were mailed to all known or potential creditors of the Company advising them that claims against the Company must be submitted by the Bar Date. Subject to limited exceptions, creditors who were required to file claims but failed to meet the deadline are forever barred from voting upon or receiving distributions under any plan of reorganization. Since the Bar Date, the Company has been reviewing and reconciling the creditors proofs of claims that were filed by the creditors.

    One of the Company's customers accounted for approximately 12% of the Company s revenues for the thirty-nine weeks ended July 28, 1996. No other customer of the Company accounted for 6% or more of the Company's revenues in the thirty-nine weeks ended July 28, 1996. One individual customer s accounts receivable balance represents approximately 7% of gross accounts receivable at July 28, 1996, and no other customer represented 4% or more of gross accounts receivable at July 28, 1996.


2. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):

                                                    July 28,      October 29,
                                                      1996           1995
                                                       ----           ----

             Raw materials and supplies              $10,455        $10,583
             Work-in-process                          38,307         50,624
             Finished products                        10,181         16,874
             Less market reserves                     (7,373)        (8,611)
                                                     -------        -------
             Total                                    51,570         69,470
             Difference between LIFO
               carrying value and current
               replacement cost                        6,200          7,346
                                                     -------        -------
             Current replacement cost                $57,770        $76,816
                                                     =======        =======


    Market reserves are estimated by the Company based, in part, on inventory age as well as its intended in-use season (fall/winter or spring/summer). During the thirteen weeks ended July 28, 1996, the Company increased inventory market reserves by $2.5 million in connection with the Company's assessment and evaluation of its business strategy which has resulted in the Company continuing to reduce its product offerings. This has had the effect of rendering many inventory units as either surplus or obsolete. During the thirteen weeks ended July 28, 1996, the Company also sold certain yarn inventory which had been previously identified as surplus or obsolete for its net carrying value which was $3.1 million below its gross inventory value. This transaction resulted in a release of yarn inventory market reserves of $3.1 million and did not give rise to any loss during the thirteen weeks ended July 28, 1996.

    The reduction of inventory quantities has resulted in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of this liquidation increased gross profit by $0.7 million for the thirteen weeks ended July 28, 1996 and $1.1 million for the thirty-nine weeks ended July 28, 1996.


3.  Other assets consist of (in thousands):

                                                    July 28,      October 29,
                                                      1996           1995
                                                       ----           ----
             Computer information systems,
               net of accumulated amortization
               of $4,137 and $3,861                   $1,226         $  832
             Deferred financing costs, net of
               amortization of $1,935 and
               $1,293                                    881          1,196
             Other                                       859            916
                                                      ------         ------
             Total                                    $2,966         $2,944
                                                      ======         ======


4.  Accrued liabilities consist of (in thousands):

                                                    July 28,      October 29,
                                                      1996           1995
                                                       ----           ----
             Salaries, wages and related
               payroll taxes                         $ 1,464         $1,484
             Incentive compensation                      749            171
             Vacation and holiday                      1,118          1,988
             Employee benefits plans                   1,515          1,037
             Interest on long-term debt                2,509          1,015
             Medical insurance premiums                  840          1,092
             Professional fees                         1,356            720
             Environmental remediation                   474            357
             Utilities                                 1,052            663
             Other                                     1,092            521
                                                     -------         ------
             Total                                   $12,169         $9,048
                                                     =======         ======


5.  Long-term debt consists of (in thousands):

                                                    July 28,      October 29,
                                                      1996           1995
                                                      -----          -----

             GE Capital DIP Facility                $ 41,107       $  9,434
             GE Capital Facility                        -            38,626
             Senior Secured Notes                     26,994         27,000
             Subordinated Notes                       56,632         56,632
             Equipment Facilities                      6,345          7,451
             Capital lease obligations                 3,507          3,610
             Other                                      -               182
                                                    --------       --------
             Total debt                              134,585        142,935
             Current portion of long-term debt       (55,158)       (61,001)
             Subordinated Notes included in
               liabilities subject to compromise     (56,632)       (56,632)
                                                    --------       --------
             Total long-term debt                   $ 22,795       $ 25,302
                                                    ========       ========


    The Company was in default of substantially all of its pre-petition debt agreements at July 28, 1996. All outstanding unsecured debt of the Company has been presented in these financial statements as "Liabilities subject to compromise".

    The Company has obtained debtor-in-possession ("DIP") financing from General Electric Capital Corporation ("GE Capital") under a revolving facility which was approved by the Bankruptcy Court (the "DIP Facility"). The DIP Facility provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's then existing GE Capital Facility. (Reference is made to Note 7 to the Company's annual financial statements in the 1995 Form 10-K for discussions regarding the GE Capital Facility.) The DIP Facility was amended on May 31, 1996 to, among other things, cure the minimum EBITDA covenant violation that existed at April 28, 1996, set revised minimum EBITDA covenants and caps on eligible inventory included in the borrowing base. The DIP Facility expires on October 31, 1996. The Company has developed its strategic plan for fiscal year 1997 which is the basis for negotiating an extension to the DIP Facility. The Company expects to finalize such negotiations prior to the October 31, 1996 DIP Facility maturity date. Although the Company expects negotiations to be complete by October 31, 1996, there can be no assurance that the terms of an extension to the DIP Facility will be the same as the existing facility or that an extension will be obtained by such date as such negotiations require agreement between the Company and a lender.

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

    Outstanding borrowings (including outstanding letters of credit) are subject to certain caps on categories of inventory and accounts receivable under the DIP Facility. The Company's borrowing base is subject to reserves determined by GE Capital in its sole discretion. At July 28, 1996, the Company's loan availability as defined in the DIP Facility, in excess of advances, and outstanding letters of credit, was approximately $24.5 million.

    Borrowings under the DIP Facility bear interest, at the Company's option, at a floating rate (which is based on a defined index rate) or a fixed rate (which is based on LIBOR) payable monthly. The floating rate is 1.5% per annum above the index rate, and the fixed rate is 3.0% per annum above LIBOR. At July 28, 1996, the DIP Facility bore interest at the fixed rate of 8.46% per annum through July 31, 1996 and was reset at 8.69% per annum on August 1, 1996 through October 31, 1996.

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

    The Company pays GE Capital, for the account of each of the lenders party to the DIP Facility, a fee of 0.5% per annum on the average daily unused portion of the DIP Facility. In addition, the Company paid GE Capital, for its own account, an agency fee of $150,000 per annum and pays certain fees in connection with extending and making available letters of credit. In connection with entering into the DIP Facility, the Company paid GE Capital $100,000 on September 22, 1995, $325,000 on February 15, 1996 and agreed to pay $125,000 on October 31, 1996. The Company paid $75,000 to GE Capital on August 1, 1996 in consideration for entering into an amendment to the DIP Facility which, among other things, amends the minimum EBITDA covenant requirements.

    Reference is made to Note 7 to the Company's annual financial statements in the 1995 Form 10-K for discussion regarding the Company's Senior Secured Notes. The Company agreed to remit to holders of the Company s Senior Secured Notes $600,000 on March 21, 1996 and, commencing in April 1996, $100,000 at the end of each month through October 31, 1996. Such payments represent "adequate protection" payments, as defined by the Bankruptcy Code, for the use of the collateral securing the Senior Secured Notes. In connection with such agreement, the Company also agreed to pay up to $240,000 in appraisal fees and expenses and legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The Company has applied adequate protection payments made as of July 28, 1996 to accrued interest. However, final application as to principal and interest of the adequate protection payments, including appraisal fees and expenses and legal fees and expenses, will be subsequently determined pursuant to the Bankruptcy Code.

    As discussed in Note 7 to the Company's annual financial statements in the 1995 Form 10-K, the Company is a party to a loan and security agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") which provided financing for the acquisition of, and to refinance borrowings incurred to acquire various textile machinery and equipment. The Company agreed to provide "adequate protection" payments to CIT in connection with the CIT Equipment Facility. The agreement requires the Company to remit monthly payments in arrears in the amount of $95,000 at the end of each month commencing March 31, 1996 through October 31, 1996. The Company also agreed to pay $81,000 in legal fees and disbursements incurred by CIT. The Company has applied adequate protection payments made as of July 28, 1996 first to accrued interest and secondly to outstanding principal. However, final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code.

    The Company is a party to an equipment lease agreement ("Sanwa Capital Lease") with Sanwa General Equipment Leasing ("Sanwa") which provided financing for the acquisition of various textile machinery and equipment. Pursuant to the Sanwa Capital Lease, commencing on September 30, 1994 and through December 30, 1994, the Company acquired an aggregate of equipment valued at $2.9 million at interest rates of 10.24% to 10.87% per annum. Sanwa subsequently assigned its rights to the Sanwa Capital Lease to The Provident Bank ("Provident"). Each equipment schedule under the Sanwa Capital Lease is a five-year lease, secured by a first (and only) perfected security interest in the equipment, and is payable in 60 consecutive and equal rentals, payable monthly in arrears. At the Bankruptcy Filing date the Company owed Provident $2.6 million in principal and accrued interest.


    The Company agreed to provide "adequate protection" payments to Provident in connection with the Sanwa Capital Lease. The agreement requires the Company to remit monthly payments in arrears in the amount of $20,000 at the end of each month commencing March 31, 1996 through October 31, 1996. Final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code.

6. Per share and share information for the thirteen and thirty-nine weeks ended July 28, 1996 and July 30, 1995 are based upon actual loss applicable to common shareholders and the weighted average shares outstanding during the periods.

7. As discussed in Note 12 to the Company's annual financial statements in the 1995 Form 10-K, the Company has accrued certain estimated costs for environmental matters.

    On December 29, 1995, the Environmental Protection Division of the Georgia Department of Natural Resources (the "EPD") issued separate administrative orders to the Company and J.P. Stevens & Co., Inc., ("J.P. Stevens") (previous owner and operator of the Company s Dublin facility), which related to two sites at the Company's Dublin facility. The orders required the Company and J.P. Stevens to submit a compliance status report ("CSR") and compliance status certification within 120 days from December 29, 1995 (i.e., by April 27, 1996) to the EPD that includes, among other things, a description of the release, including its nature and extent, and suspected or known source, quantity and date of the release. By letter dated February 2, 1996, the Company notified the EPD that it had not been able to secure access to certain property on the western side of the Oconee River in order to install groundwater monitoring wells. The EPD had previously indicated that such wells would be necessary in order for the Company to submit a CSR. Additionally, by letter dated March 27, 1996, the Company requested clarification from the EPD concerning various technical issues relating to these sites, the Burn Area (hereinafter defined) and other environmental considerations at the facility. In a letter dated March 28, 1996 from the EPD to the Company, the EPD requested that the Company provide additional information by April 29, 1996 concerning its efforts to obtain access. In this letter, the EPD also clarified that only groundwater, and not soil, sampling would be required in order for the Company to complete a CSR for the two sites. The Company responded to the EPD's March 28, 1996 letter by letter dated April 25, 1996.

    By letter dated April 29, 1996, the EPD responded to the Company's March 27, 1996 letter concerning various technical and off-site access issues. The Company subsequently attended a meeting with the Director of the EPD and his staff on May 6, 1996 in which these matters were further discussed. Based on the EPD's letter and the discussions held on May 6, 1996, the Company concluded that at least two more groundwater monitoring wells needed to be installed and tested at the site before the EPD would agree that the nature and extent of one of the two groundwater releases (the "TCE release") has been determined. The Company installed and sampled the two groundwater monitoring wells requested by the EPD. Furthermore, the EPD informed the Company that it wanted the Company to take samples from the soil beneath the location where the former dry cleaner was once located. The Company attempted to do this testing, but found groundwater, and not unsaturated soil, at this location; thus, the Company only took groundwater and not soil samples from beneath the former dry cleaner area. TCE and a degradation product, 1,1-dichloroethane, was detected in these groundwater samples, and on July 31, 1996 the Company submitted a release notification to the EPD.
    To date the EPD has not responded to this release notification.

    With respect to the other groundwater release (the 1,1-DCA release along the southern property boundary), the EPD described a number of options available to the Company for resolving to the EPD's satisfaction that the release has been fully delineated. Those options included modeling the groundwater in the area of this release to demonstrate that the release has been delineated and resampling the wells along the southern property boundary. The resampling of these wells did not reflect any contamination and the Company informed the EPD that it would proceed with modeling to confirm the delineation of this release.

    While the EPD's April 29, 1996 letter indicates that the EPD has not been persuaded that an extension of the timetable provided in the administrative order is appropriate, the EPD representative indicated that they had not yet reviewed the Company s April 25, 1996 letter. The Director further expressed that he was using his discretion not to take enforcement action against the Company at this time. He stated that, when the Company began to implement and move forward with the action items discussed at the May 6, 1996 meeting, he would consider revising the schedule in the administrative order of these releases. By letter dated August 1, 1996, the EPD agreed to an extension until August 16, 1996 for the Company to submit the CSR for the TCE and 1,1-DCA releases, and the Company has complied with this deadline. Based on the additional work required by the EPD, the Company increased its accrual for environmental cost by $0.2 million during the thirteen-week period ended April 28, 1996. Subject to additional communication with the EPD, the Company believes that the $0.5 million accrued environmental cost as of July 28, 1996 is sufficient to cover the Company's known and probable responsibilities related to the TCE and 1,1-DCA releases.

    The EPD's letters of December 29, 1995 also informed the Company and J.P. Stevens that a release exceeding a reportable quantity had occurred in an area where various waste materials were reportedly disposed and burned by J.P. Stevens (the "Burn Area") and that the Burn Area was being listed on the Georgia Hazardous Site Inventory. Both the Company and J.P. Stevens were requested to submit a CSR and compliance status certification for the Burn Area by April 11, 1996. The extent and scope of such remediation investigation has not been determined, and the cost can not currently be estimated. Preparation of a CSR would first require completion of a remediation investigation of the Burn Area, which will be performed during fiscal year 1996. The two companies responded separately to the EPD indicating their belief that the April 11, 1996 due date was unrealistic. The Company requested 330 days for submittal of the CSR. By letter dated March 27, 1996, the Company reminded the EPD that the agency had not responded to its request for an extension for submitting the CSR for the Burn Area. In its April 29, 1996 letter to the Company, the EPD indicated that it is not presently considering enforcement action regarding the missed April 11, 1996 deadline for the Burn Area "prior to June 3, 1996" to allow extra time for the Company and J.P. Stevens to reach an agreement concerning an allocation of work under the administrative order.

    On May 22, 1996, J.P. Stevens, through its counsel, informed the EPD that it was negotiating with the Company an allocation of the work required under the administrative order and indicated that implementation of any agreement(s) resulting from the negotiations would be dependent upon, among other things, the EPD's recognition of the agreement(s) between J.P. Stevens and Forstmann. On May 31, 1996, the EPD informed J.P. Stevens that it was encouraged by the prospect of cooperation between the two companies and that it was willing to recognize an agreement between the two companies that would lead to full compliance with the Hazardous Site Response Act. The EPD stated that, upon its review of the agreement between the companies, it would propose consent orders to them. Until then, however, the administrative orders would remain in effect. The Company completed negotiation of the agreement with J.P. Stevens, but has recently requested certain additional changes from J.P. Stevens which have not yet been incorporated into the agreement. Under the agreement, the Company will assume responsibility for the CSR for the TCE and 1,1-DCA release and J.P. Stevens will assume responsibility for the CSR for the Burn Area. The agreement must undergo the bankruptcy approval process, which environmental counsel for the Company will initiate with the Company s bankruptcy counsel once the parties reach agreement on the outstanding issues.

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

8.  Liabilities subject to compromise consists of (in thousands):

                                                     July 28,      October 29,
                                                       1996           1995
                                                       ----           ----
             Subordinated Notes, including
               accrued pre-petition interest         $60,330        $60,330
             Trade accounts payable                   22,498         22,808
             Priority tax claim                          288          1,008
             Accrued severance                         1,498          1,498
             Deferred rental and other
               lease obligations                       2,892          2,781
             Accrued additional pension liability
               in excess of accumulated benefit
               obligation                              2,025          2,025
             Other                                       283            309
                                                     -------        -------
             Total                                   $89,814        $90,759
                                                     =======        =======

    Unsecured claims against the Company in existence prior to the Bankruptcy Filing are included in "Liabilities subject to compromise". Additional claims (Liabilities subject to compromise) may arise or become fixed subsequent to the filing date resulting from rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). Consequently, the amount included in the balance sheet as Liabilities subject to compromise may be subject to further adjustments. A plan of reorganization may require certain compromise of liabilities (including Secured Claims) that, as of July 28, 1996, are not classified as Liabilities subject to compromise. The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. Parties holding Secured Claims have the right to move the court for relief from the stay, which relief may be granted upon satisfaction of certain statutory requirements. Secured Claims are collateralized by substantially all of the assets of the Company, including, accounts receivable, inventories and property, plant and equipment.

    At the Company's request, the Bankruptcy Court established June 28, 1996 as the deadline for creditors to file all pre-petition claims against the Company (the Bar Date ). On or before May 14, 1996, notices were mailed to all known or potential creditors of the Company advising them that claims against the Company must be submitted by the Bar Date. Subject to limited exceptions, creditors who were required to file claims but failed to meet the deadline are forever barred from voting upon or receiving distributions under any plan of reorganization. Since the Bar Date, the Company has been reviewing and reconciling the creditors proofs of claims that were filed by the creditors.

9. In accordance with SOP 90-7, professional fees, asset impairments and restructuring charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during the thirteen and thirty-nine weeks ended July 28, 1996 and consists of (in thousands):

                                           Thirteen Weeks   Thirty-Nine Weeks
                                                Ended              Ended
                                            July 28, 1996     July 28, 1996
                                            -------------    -------------

             Professional fees                    $  631            $3,206
             Impairment of assets
                (See Note 2)                       2,500             2,500
             Expense incurred due to the
              rejection and amendment
              of executory contracts                   6               925
             Default interest expense                100               560
             Severance expenses                      (74)              304
             Other                                    96               197
                                                  ------            ------
             Total                                $3,259            $7,692
                                                  ======            ======


    During the thirteen weeks ended April 28, 1996, the Company announced its intention to close the manufacturing operations in the Tifton Plant. The closing commenced in late July 1996 and is estimated to be completed in November 1996. The Company expects to incur relocation expenses of approximately $0.7 million in connection with the relocation of certain of its machinery and equipment from the Tifton Plant to the Dublin Plant. Such expenses will be reflected as reorganization items in the period incurred. At July 28, 1996, the Tifton Facility (land and building) had a net book value of $2.3 million and is currently being held for sale.

Item 2.


                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




    Reference is made to Item 7 - "Management s Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1995 Form 10-K for discussion of the Company's financial condition as of October 29, 1995, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1996 fiscal year.

Financial Condition and Liquidity
- ---------------------------------

    The Company's expectations and beliefs expressed below regarding liquidity and capital resources for fiscal year 1996 constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These "forward-looking statements" are accompanied by cautionary statements identifying important factors that, in addition to the Company's bankruptcy proceeding, could cause actual results to differ materially from those expressed in such "forward-looking statements". Such factors should not be construed as exhaustive.

    As more thoroughly described in Note 1 to the financial statements contained in Item 1 of this Form 10-Q, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The Company has obtained debtor-in-possession ("DIP") financing from General Electric Capital Corporation ("GE Capital") under a revolving credit facility (the "DIP Facility"). The DIP Facility provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, less pre-petition advances and outstanding letters of credit under the Company's then existing revolving credit facility. As of July 28, 1996, no pre-petition advances under such revolving credit facility remained outstanding. The Company is in default of substantially all of its pre-petition debt agreements at July 28, 1996 and, as more thoroughly described in Note 5 to the financial statements, at April 28, 1996, the Company was in violation of the minimum EBITDA covenant requirement under the DIP Facility. The DIP Facility was amended on May 31, 1996 to, among other things, cure the minimum EBITDA covenant violation that existed at April 28, 1996 as well as set revised minimum EBITDA covenants and caps on eligible inventory. The DIP Facility expires on October 31, 1996. The Company has developed its strategic plan for fiscal year 1997 which is the basis for negotiating an extension to the DIP Facility. The Company expects to finalize such negotiations prior to the October 31, 1996 DIP Facility maturity date. Although the Company expects negotiations to be complete by October 31, 1996, there can be no assurance that the terms of an extension to the DIP Facility will be the same as the existing facility or that an extension will be obtained by such date as such negotiations require agreement between the Company and a lender. During the thirty-nine week period ended July 28, 1996, (the "1996 Period"), the Company agreed to remit to holders of certain of the Company's secured debt obligations and lenders under certain secured financing arrangements "adequate protection" payments, as defined by the Bankruptcy Code, for use of the collateral securing such secured debt obligations. Such agreements, as more thoroughly described in Note 5 to the financial statements, require aggregate payments of $2.3 million through October 31, 1996.

    The Company's operations and investing activities are funded through a combination of borrowings and internally generated funds. During the 1996 Period, operations generated approximately $9.4 million, an increase of approximately $11.1 million from the thirty-nine week period ended July 30, 1995 (the "1995 Period"). This improvement was primarily due to a reduction of inventory of approximately $17.9 million in the 1996 Period as compared to an increase in inventory of $2.6 million during the 1995 Period and an increase in accounts receivable of $14.6 million in the 1996 Period compared to an increase of $15.4 million during the 1995 Period. This $21.3 million improvement in cash flow was somewhat offset by a $7.1 million decrease in accounts payable, accrued liabilities and interest payable in the 1996 Period as compared to the 1995
Period, and the $3.9 million higher loss in the 1996 Period.   Reduced
inventories in the 1996 Period as compared to the 1995 Period are attributable to lower sales which resulted in the Company reducing its manufacturing operations to more closely match production to sales and open customer orders and sales of certain yarn inventory as described in Note 2 to the above financial statements. The reduction in manufacturing operations contributed to the $8.0 million loss realized in the 1996 Period. See "Results of Operations" for further discussion of the factors contributing to such loss.

    Net cash used by investing activities was $1.0 million in the 1996 Period as compared to $10.5 million in the 1995 Period. This $9.5 million decline is primarily attributable to lower capital expenditures due to the curtailment of the Company s $100 million capital investment program as a result of Bankruptcy Filing. Under the terms of the DIP Facility, capital expenditures are limited and the Company is prohibited from entering into any additional capital lease obligations. Further, the DIP Facility prohibits the Company from entering into any operating lease obligations other than for replacement of existing operating lease obligations where the minimum annual rental payments under the new operating lease does not exceed the old operating lease by $50,000 or more. Capital additions, including capital lease obligations, were $13.7 million for fiscal year 1995. The Company, for the reasons indicated above, expects spending for capital expenditures, primarily machinery and equipment, in fiscal year 1996 to be less than $3.4 million.

    During the 1996 Period, $8.4 million in cash was repaid under financing arrangements whereas during the 1995 Period $12.2 million was provided by financing activities. The Company, due to cost savings initiatives implemented in fiscal year 1996, more closely matched production and sourcing to its sales and order base, did not seek additional outside sources of financing in the 1996 Period as it did in the 1995 Period. In the 1995 Period the Company secured a $7.5 million term loan, of which $2.5 million was repaid during the thirteen week period ended July 30, 1995, and $3.1 million in equipment financing to cover its additional cash needs.

    Working capital at July 28, 1996 was $41.5 million, a $3.2 million decrease from October 29, 1995. This decrease is primarily attributable to a $17.9 million decrease in inventories which was offset by a $13.5 million net increase in accounts receivable and a $1.6 million decrease in current liabilities.

    The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for manufacturers to produce apparel for retail sale during the fall and winter months. As a result of normal payment terms for such fabrics, the Company historically receives the major portion of its payments thereon during July through October. This seasonal pattern is further influenced by the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating"), which permit payment 60 (sixty) days beyond July 1 for invoices billed in January through June. Accounts receivable at July 28, 1996 included $17.6 million of receivables with dating, a decrease of $3.7 million compared to July 30, 1995. This decrease is primarily attributable to sales in the fourth quarter of fiscal year 1994 which were made on extended credit terms due to competitive pressures and lower coating sales of approximately 8.6% in the 1996 Period compared to the 1995 Period. The Company did not grant such extended credit terms during the fourth quarter of fiscal year 1995 due to the Company s financial condition and strained liquidity.

    The Company believes that cash generated from operations and borrowings under the DIP Facility will be sufficient to fund its fiscal year 1996 working capital and capital expenditures requirements. However, expected cash flows from operations are dependent upon achieving sales expectations during fiscal year 1996 which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under its DIP Facility will tend to increase during the second and third quarter of the fiscal year until the fourth quarter, when, at year-end, borrowings will tend to be the lowest. However, if the Company is unable to reduce its working capital needs, borrowings at the end of fiscal year 1996 may be higher than at the beginning of fiscal year 1996 or higher during various times within fiscal year 1996 than comparable periods within fiscal year 1995.

    The sales order backlog at September 1, 1996 was $46.0 million as compared to $38.7 million at the same time a year earlier. The increase is primarily attributable to increases in government, coating, menswear and specialty fabrics which were somewhat offset by a decline in the womenswear backlog. Coating backlog increased as a result of retail sales demand resulting in coating manufacturer s ordering more fabric in anticipation of re-orders at retail. The menswear backlog increased over last year due to a shift in buying patterns relating to the Spring season and an improvement in menswear market conditions. Specialty fabrics backlog compared to last year improved due to a stabilization in the baseball cap market. The decline in womenswear backlog compared to the same time one year ago is the result of certain of the Company's customers delaying orders due to the uncertainty in the retail womenswear market for certain products. The Company believes that it may receive some of these delayed orders in future months however, no assurance can be made that these orders will be received as these orders are dependent on developments in the womenswear market. The decline in the womenswear backlog was somewhat offset by a certain customers order being placed in the 1996 Period that is scheduled for delivery from November through May totaling approximately $10.2 million.

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






Results of OPERATIONS
- ---------------------

The 1996 Thirty-Nine Week Period (the "1996 Period") Compared to the 1995 Thirty-Nine Week Period (the "1995 Period")

    NET sales for the 1996 Period were $153.4 million, a decrease of 15.5% from the 1995 Period. Total yards of fabric sold decreased 16.9% during the 1996 Period. However, due to shifts in product mix, the average per yard selling price increased. The decrease in sales was due to a decrease in the sales in most of the Company's merchandising lines. Such decline in sales is attributable to the sluggishness of retail apparel sales, as well as the continued economic downturn in the apparel industries that the Company serves. Excluding government sales ($5.9 million in the 1996 Period and $3.7 million in the 1995 Period), net sales for the 1996 Period decreased 17.0% from the 1995 Period.

    Cost of goods sold decreased $21.6 million to $132.4 million during the 1996 Period as a result of the decline in sales combined with the Company s cost reduction initiatives. Gross profit decreased $6.6 million or 23.9% to $21.0 million in the 1996 Period, and gross profit margin for the 1996 Period was 13.7% compared to 15.2% for the 1995 Period. The decline in gross profit is due to the decline in sales of $28.1 million during the 1996 Period, an approximate 10% increase in wool costs and an approximate 26% decline in manufacturing production during the 1996 Period which generated an approximate $3.3 million unfavorable fluctuation in manufacturing variances primarily associated with unabsorbed fixed manufacturing costs (principally depreciation and amortization and salaried employees associated with the Company's manufacturing operations). The Company slowed its manufacturing operations during the 1996 Period in response to lower sales and the uncertainty in retail apparel sales and its effect on the Company s customer s financial operations. Such slow down in the Company s manufacturing operations resulted in gross inventories being approximately $19.4 million lower at July 28, 1996 as compared to July 30, 1995.

    Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 23.7% to $13.2 million in the 1996 Period compared to $17.3 million in the 1995 Period. The majority of the decrease in the 1996 Period is due to savings being recognized as a result of organizational changes implemented during the 1996 Period.

    The provision for uncollectible accounts decreased from $1.7 million in the 1995 Period to $1.1 million in the 1996 Period. Such decrease is primarily attributable to the Company increasing its allowance for uncollectible accounts during the 1995 Period in connection with two of the Company's customers filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

    Interest expense for the 1996 Period was $7.0 million or $8.3 million lower than the 1995 Period. This decrease is primarily due to the Company no longer accruing interest on its Subordinated Notes as a result of the Bankruptcy Filing and reduction in the Company's secured borrowings primarily as a result of lower inventories in the 1996 Period as compared to the 1995 Period.

    In the 1995 Period, the Company recognized an income tax benefit at an effective income tax rate of 39.5%. During fiscal year 1995 the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, during fiscal year 1996, no income tax benefit can be recognized from the realization of net operating losses.

    Preferred stock in-kind dividends and accretion to redemption value was zero in the 1996 Period compared to $0.2 million in the 1995 Period. As a result of the Bankruptcy Filing, the Company is no longer accruing the dividend due under the redeemable preferred stock and accreting the recorded balance to redemption value. The redeemable preferred stock is subject to compromise in the Bankruptcy Filing. The loss applicable to common shareholders was $8.0 million in the 1996 Period compared to $4.2 million in the 1995 Period.


The Thirteen Weeks Ended July 28, 1996 (the "1996 Third Quarter") Compared to the Thirteen Weeks Ended July 30, 1995 (the "1995 Third Quarter")

    NET sales for the 1996 Third Quarter were $58.0 million, a decrease of 15.4% from the 1995 Third Quarter. Total yards of fabric sold decreased approximately 16.6% during the 1996 Third Quarter. Such decrease is primarily attributable to decreases in woolen and worsted menswear and womenswear worsted apparel fabrics, which decreases are primarily due to the continuing sluggishness of retail apparel sales. The most significant decline occurred in women's worsted fabrics which declined by 17.1% during the 1996 Third Quarter. Gross profit increased 0.8% in the 1996 Third Quarter to $9.2 million. The gross profit margin for the 1996 Third Quarter was 15.8%, compared to 13.2% for the 1995 Third Quarter. Through a focused effort of reducing fixed and variable costs, the gross profit margin in the 1996 Third Quarter improved. Lower costs have been primarily achieved through organizational changes.

    Selling, general and administrative expenses, excluding the provision for doubtful accounts, was $4.2 million in the 1996 Third Quarter, compared to $6.6 million in the 1995 Third Quarter. The decrease in selling, general and administrative expenses is due to the cost savings initiatives implemented during the Company's reorganization process.

    The provision for uncollectible accounts was approximately $0.5 million in the 1996 Third Quarter compared to $1.2 million in the 1995 Third Quarter. The Company establishes a specific allowance for uncollectible accounts based on its quarterly review and assessment of the collectibility of aged balances included in accounts receivable. The decrease in the 1996 Third Quarter compared to the 1995 Third Quarter is primarily attributable to certain of the Company s customers seeking protection under Chapter 11 of the U.S. Bankruptcy Code during the 1995 Third Quarter. Additionally, the Company establishes a general allowance for uncollectible accounts based, in part, on historical trends and the status of the economy and its effect on the Company's customers.

    Interest expense for the 1996 Third Quarter was $2.4 million or $3.3 million lower than the 1995 Third Quarter, primarily due to the same factors that contributed to the decrease in interest expense during the 1996 Period.

    In the 1995 Third Quarter, the Company recognized an income tax benefit at an effective tax rate of 39.5% on loss before income taxes. As discussed in the 1996 Period, the Company did not recognize an income tax benefit in the 1996 Third Quarter.

    Preferred Stock in-kind dividends and accretion to redemption value was zero in the 1996 Third Quarter compared to $0.1 million in the 1996 Third Quarter.
As a result of the foregoing, the Company's loss applicable to common shareholder decreased $1.6 million to $1.1 million in the 1996 Third Quarter, compared to a loss applicable to common shareholders of $2.7 million in the 1995 Third Quarter.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:


(a)  Exhibits


     4 Stipulation providing adequate protection between Forstmann & Co., Inc. and The Provident Bank dated July 25, 1996 as approved by the United States Bankruptcy Court Southern District of New York on August 22, 1996.

     11 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

     15 Independent Accountants' Report, dated September 6, 1996 from Deloitte & Touche LLP to Forstmann & Company, Inc.

     23        Letter in lieu of consent of Deloitte & Touche LLP.

     27        Financial Data Schedule


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




                                         FORSTMANN & COMPANY, INC.

                                         (Registrant)




                                         /s/ Rodney J. Peckham
                                         ------------------------------
                                         Rodney J. Peckham
                                         Chief Financial Officer

September 10, 1996
- ------------------
    Date

                                  EXHIBIT INDEX




Exhibit                                                            Sequential
  No.          Description                                          Page No.
- ------------------------------------------------------------------------------


4         Stipulation providing adequate protection between             24
          Forstmann & Co., Inc. and The Provident Bank dated
          July 25, 1996 as approved by the United States
          Bankruptcy Court Southern District of New York on
          August 22, 1996.

15        Independent Accountants' Report, dated                        27
          September 6, 1996, from Deloitte & Touche
          LLP to Forstmann & Company, Inc.

23        Letter in lieu of consent of Deloitte & Touche LLP.           28

27        Financial Data Schedule                                       29



                                                Exhibit 15

 INDEPENDENT ACCOUNTANTS' REPORT


TO the Board of Directors and Shareholders of FORSTMANN & Company, Inc. (Debtor-in-Possession):

We have reviewed the accompanying condensed balance sheet of Forstmann & Company, Inc. (Debtor-in-Possession) as of July 28, 1996 and the related condensed statements of operations for the thirteen and thirty-nine weeks ended July 28, 1996 and July 30, 1995 and cash flows for the thirty-nine weeks ended July 28, 1996 and July 30, 1995 and the condensed statement of changes in shareholders' equity (deficit) for the thirty-nine weeks ended July 28, 1996. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 5 to the condensed financial statements, the Company was in violation of substantially all of its debt agreements at July 28, 1996, has experienced a significant decline in operating results and has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Forstmann & Company, Inc. as of October 29, 1995 and the related statements of operations, shareholders' equity, and cash flows for the fifty-two weeks then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern.
In our opinion, the information set forth in the accompanying condensed balance sheet as of October 29, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
September 6, 199
                                                 Exhibit 23








September 11, 1996




Forstmann & Company, Inc.
1155 Avenue of the Americas
New York, NY 10036

Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Forstmann & Company, Inc. (Debtor-in-Possession) for the periods ended July 28, 1996 and July 30, 1995, as indicated in our report dated September 6, 1996 (which included an explanatory paragraph concerning matters that raise substantial doubt about the Company s ability to continue as a going concern); because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended July 28, 1996, is incorporated by reference in Registration Statement No. 33-57643 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Yours truly,



/s/Deloitte & Touche LLP
















                                                                  Exhibit 4
UNITED STATES BANKRUPTCY COURT
SOUTHERN DISTRICT OF NEW YORK

- ------------------------------ ---------------X
In re:                                        :
FORSTMANN & COMPANY, INC.,                    :  Chapter 11
            DEBTOR.                             : Case No. 95 B 44190 (JLG)
- ----------------------------------------------X

STIPULATION AND ORDER PROVIDING ADEQUATE PROTECTION
- ---------------------------------------------------

     WHEREAS, on September 22, 1995 (the "Petition Date"), Forstmann & Company, Inc., the debtor and debtor in possession in the above-captioned case (the "Debtor"), filed its petition for relief under Chapter 11 of the Bankruptcy Code;
     WHEREAS, prior to the Petition Date, the Debtor and Sanwa General Equipment Leasing ("Sanwa") entered into an Equipment Lease Agreement, dated as of June 1, 1994 (the "Sanwa Agreement"), whereby Sanwa agreed to finance certain machinery and equipment described in Equipment Schedule No. 1 and Equipment Schedule No. 2 to the Sanwa Agreement (the "Equipment") in exchange for monthly payments in the aggregate amount of $62,770.26, payable in arrears;
     WHEREAS, pursuant to Paragraphs 5 and 10 of the Sanwa Agreement, the Debtor granted Sanwa a purchase money security interest in, and lien upon, the Equipment,
     WHEREAS, prior to the Petition Date, Sanwa perfected its security interest in the Equipment by filing Uniform Commercial Code financing statements in all necessary jurisdictions;
     WHEREAS, prior to the Petition Date, Sanwa assigned all of its right, title and interest in the Sanwa Agreement to The Provident Bank ("Provident");
     WHEREAS, subsequent to the Petition Date, the Debtor ceased making rental payments to Provident and Provident has alleged that the Debtor is in default under the Sanwa Agreement;
     WHEREAS, as of the Petition Date and through the date hereof, the Debtor has been in possession of and has continued to use the Equipment;
     WHEREAS, a portion of the Equipment is currently located at the Debtor's facility in Tifton, Georgia;
     WHEREAS, the Debtor intends to close the Tifton facility and consolidate the manufacturing operations currently located in that facility at its facility in Dublin, Georgia;
     WHEREAS, in connection with this consolidation, the Debtor intends to move certain items of Equipment currently located at the Tifton facility to the Dublin facility (the "Equipment Relocation");

NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Debtor and Provident hereby agree as follows:
     1. The Debtor and Provident agree that the Sanwa Agreement constitutes a capital lease or secured financing and is not entitled to the protections accorded to unexpired leases under Section 365 of the Bankruptcy Code. Nothing herein shall constitute an assumption of the Sanwa agreement.
     2. The Debtor acknowledges and agrees that Provident has a duly perfected, valid and enforceable security interest in the Equipment.
     3. Provident consents to the Debtor's continued retention and use of the Equipment until the termination of this Stipulation. Provident also consents to the Equipment Relocation, provided that the Equipment to be moved is insured for at least its replacement value against hazards encountered in transit pursuant to the Transit Endorsement in the Debtor's property insurance policy issued by Hartford Insurance Company (Policy No. 10URHML7000) throughout the Equipment Relocation.
     4. As adequate protection under Sections 361, 362 and 363 of the Bankruptcy Code for, among other things, the use by the Debtor of the Equipment, the Debtor shall make a monthly payment to Provident on the last business day of each month in arrears in the amount of $20,000 (each, an "Adequate Protection Payment" and collectively, the "Adequate Protection Payments"), commencing as of March 31, 1996 (for the one month period commencing March 1, 1996). Except as set forth herein, Provident hereby waives any right to adequate protection for the period commencing on the Petition Date through March 1, 1996.
     5. Upon approval of the Stipulation by the Bankruptcy Court, all Adequate Protection Payments which otherwise have accrued and would have been payable hereunder prior to such approval shall be paid by the Debtor to Provident within three (3) business days of such approval.
     6. The Debtor shall continue making Adequate Protection Payments hereunder until the earliest of (i) the maturity of all indebtedness of the Debtor underthe debtor-in-possession financing facility provided to the Debtor by General Electric Capital Corporation, including any renewals or extensions thereof, as approved by Final Order of the Bankruptcy Court on October 31, 1995 or any substantially equivalent replacement debtor-in-possession financing facility (the "Dip Facility"), (ii) the written agreement of Provident and the Debtor to terminate the Adequate Protection Payments or (iii) an order of the Bankruptcy Court terminating or reducing the Adequate Protection Payments. Unless and until this Stipulation shall expire or terminate, Provident shall not seek any other or further adequate protection with respect to the Debtor's use of the Equipment.
     7. Provident hereby waives any claim to late charges; default interest or penalties to which it may be entitled under the Sanwa Agreement or otherwise for the period commencing on the Petition Date through the termination date of the Stipulation.
     8. Except to the extent specifically provided herein, the Debtor and each party in interest reserve all of their respective rights and claims, including, without limitation, the right to seek the return of the Adequate Protection Payments where appropriate and all rights and claims with respect to (i) the determination pursuant to the United States Bankruptcy Code (including, without limitation, Section 506) of the proper allocation of the Adequate Protection Payments between principal, interest and costs, if any, of the obligations owed to Provident and (ii) the priority of Provident's perfected security interest in the Equipment.
     9. Upon the execution of this Stipulation, the Debtor shall apply to Bankruptcy Court within five (5) days, in accordance with rules of the Bankruptcy Court, for approval of this Stipulation.
     10. This Stipulation may not be modified, except in a writing signed by the Debtor and Provident and consented to by the Official Committee of Unsecured Creditors, which modification shall be upon notice to parties in interest and subject to the approval of the Bankruptcy Court.
     11. Upon the occurrence of any of the following events (each, an "Event of Default"), each of which shall also constitute an "Event of Default" under and as defined in the Sanwa Agreement: (a) a default in payment of any amount due under this Stipulation and such default shall continue for five (5) consecutive days, (b) a breach by the Debtor of any material term or condition of this Stipulation and such breach shall continue for ten (10) consecutive days; (c) the dismissal of the Debtor's Chapter 11 case or the conversion thereof to a case under Chapter 7 of the Bankruptcy Code or (d) the termination or cessation of substantially all of the Debtor's business operations and subsequent notice by Provident to the Debtor of the termination of this Stipulation; then, in addition to any other rights or remedies granted to Provident under this Stipulation, and without further Order of the Bankruptcy Court, Provident may terminate this stipulation and upon fifteen (15) days notice to the Debtor, move for relief from any stay, including without limitation, any stay under Section 362 of the Bankruptcy Code with respect to the exercise of Provident's remedies under this Stipulation, the Sanwa Agreement or otherwise, or with respect to the enforcement of Provident's rights to obtain possession, sell, lease, transfer or otherwise dispose of the Equipment.
     12. Except as specifically amended herein or as modified by the Bankruptcy Code, the Sanwa Agreement shall remain in full force and effect in accordance with its terms and the Debtor specifically agrees to (a) maintain insurance for the Equipment pursuant to Paragraph 11 of the Sanwa Agreement, (b) permit Provident to inspect the Equipment pursuant to Paragraph 7 of the Sanwa Agreement and (c) execute such other documents, agreements or instruments as are reasonably necessary to carry out the terms and provisions hereof.
     13. This Stipulation, and each of its terms and conditions, is subject to the approval of the Bankruptcy Court. In the event that this Stipulation is not approved by the Bankruptcy Court, this Stipulation shall be null and void and of no force and effect.

Dated: New York, New York
           July 25, 1996

DEBEVOISE & PLIMPTON                          KEATING, MUETHING & KLEKAMP
By: /s/ Richard Hahn                          By : /s/ Kenneth P. Kreider
   -----------------                               ----------------------
        Richard F. Hahn                                Kenneth P. Kreider
        875 Third Avenue                               1800 Provident Tower
        New York, NY 10022                             One East Fourth Street
        (212) 909 - 6000                               Cincinnati, Ohio 45202

Attorneys for the Debtor                            Attorneys for the Provident
  and Debtor in Possession                            Bank

SO ORDERED
/s/ James L. Garrity, Jr.                     Dated: August 22, 1996
- -------------------------
UNITED STATES BANKRUPTCY JUDGE