Form 10-K
period 1996-11-03
FORSTMANN & CO INC
filed 1997-02-04
CIK 798246

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended November 3, 1996
                                ----------------
                                      or
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                         Commission file number 1-9474
                                                 ------

                             FORSTMANN & COMPANY, INC.
                             Debtor-in-Possession
  ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                        GEORGIA                  58-1651326
                        -------                  ----------
             (State or other jurisdiction of  (I.R.S. Employer
              incorporation or organization)  Identification No.)


       1155 Avenue of the Americas, New York, N.Y.           10036
        -------------------------------------------    ------------------
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

                         Common Stock, $.001 par value
                                ---------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                 As of January 30, 1997 - 5,618,799 shares of Common Stock

Total Number of Pages: [     ]
Exhibit Index starts on sequentially numbered page [     ].





Item 1.  BUSINESS
         --------

GENERAL

      Forstmann & Company, Inc., a Georgia corporation (the "Company" or "Forstmann"), is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard tables, sports caps and school uniforms. The apparel industry represents the majority of the Company s customers. The Company manufactures fabrics produced from 100% wool, wool blends and blends of other natural and man-made fibers. The Company believes that it is the largest manufacturer of domestically produced woolen fabrics and the second largest manufacturer of domestically produced worsted fabrics.

      During the Company's 1996 fiscal year (the fifty-three week period from October 30, 1995 through November 3, 1996) ("Fiscal Year 1996"), women's wear and outerwear fabrics accounted for approximately 67.8% of revenues and men's wear fabrics accounted for approximately 20.3% of revenues. During the Company's 1995 fiscal year (the fifty-two week period from October 31, 1994 through October 29, 1995) ("Fiscal Year 1995"), women's wear and outerwear fabrics accounted for approximately 67.0% of revenues and men's wear fabrics accounted for approximately 25.8% of revenues. During the Company's 1994 fiscal year (the fifty-two week period from November 1, 1993 through October 30, 1994) ("Fiscal Year 1994"), women's wear and outerwear fabrics accounted for approximately 64.0% of revenues and men's wear fabrics accounted for approximately 28.0% of revenues. Specialty fabrics, including government and other, accounted for remaining revenues.

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

SIGNIFICANT EVENTS

Bankruptcy Filing. The Company's results of operations declined significantly during Fiscal Year 1995. The decline in the Company's results of operations during Fiscal Year 1995 was principally due to rising wool costs, sluggishness of retail apparel sales and a significant decline in women s outerwear sales, which were partially offset by higher volume in sales of fabrics yielding lower profit margins. This was further compounded by the Company's historically high debt leverage and resulted in the Company being unable to meet all of its principal and interest payments when such became due. On September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing").

      Although the rise in wool costs subsequently stabilized, the continued sluggishness of retail apparel sales, as well as the continued economic downturn in the apparel industry has further strained the Company s operating results during Fiscal Year 1996. Recently such underlying market conditions, particularly in men's wear and women's outerwear have somewhat stabilized, management believes that competition from domestic sources and imports will increase during fiscal year 1997. In response to these factors, management of the Company has instituted plans with a greater focus on significantly reduced product offerings; tighter management of inventory levels; enhanced cost controls; and reduced capital expenditures. All of these management actions are designed to improve the Company s cash flows from operations and in total. The Company has successfully improved performance during Fiscal Year 1996 in each of these areas and is continuing to refine its strategies in response to evolving circumstances.

      Further, in the fourth quarter of Fiscal Year 1996, management began efforts to negotiate and document a plan of reorganization pursuant to which the Company will emerge from bankruptcy. The Company currently anticipates that such a plan of reorganization can be confirmed and consummated in the first half of calendar year 1997. However, due to the factors involved to confirm a plan of reorganization there can be no assurance that the Company will confirm and consummate a plan of reorganization in such time frame or at all.

      The Company has continued to accrue interest on the majority of its secured debt obligations as the Company currently estimates that the collateral securing most of the secured debt obligations is sufficient to cover the debt and interest portion of scheduled payments. Refer to Note 7 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K and "Financing Agreements -- DIP Facility" for a discussion of the credit arrangements entered into subsequent to the Bankruptcy Filing.

      In the course of the Company's operational restructuring, certain assets of the Company have been rendered surplus or obsolete. Accordingly, during Fiscal Year 1996, the Company has increased its inventory market reserves (see
Note 3 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K ) and written down certain of its machinery and equipment (see
Note 4 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K).

      As a plan of reorganization is developed, the Company may further conclude that additional market reserves, write downs of machinery and equipment and write downs of other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of its plan of reorganization that are not reflected in the Financial Statements included in Item 8. of this Annual Report on Form 10-K. Any additional asset impairment or restructuring costs directly related to reorganization proceedings will be reflected as reorganization items in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a restructuring liability.

Other Financing Events. IN connection with the Bankruptcy Filing, the Company obtained from General Electric Capital Corporation ("GE Capital") debtor-in-possession financing (as amended, the "DIP Facility"), which provides up to $85 million in financing (including a $10.0 million letter of credit facility) under a borrowing base formula. The DIP Facility was amended on May 31, 1996 to, among other things, cure the EBITDA (as defined in the DIP Facility) covenant violation that existed at April 28, 1996, set revised minimum EBITDA covenants and cap eligible inventory included in the borrowing base.

      The DIP Facility was further amended on October 10, 1996 to extend the maturity of the DIP Facility one year to October 31, 1997, to cure all minimum EBITDA covenant violations for any period ending prior to September 1, 1996 and to set revised minimum EBITDA covenants for the remainder of the Company's Fiscal Year 1996 and all of fiscal year 1997. Based upon current financial forecasts, management of the Company expects that the Company will not be in violation of the DIP Facility while under court protection. However, depending upon the results of future operations, a future violation may occur. The October 1996 amendment to the DIP Facility also reduces the advance rate for eligible inventory and sets revised inventory advance caps. The Company expects that availability under the DIP Facility will be adequate to fund its operating and capital expenditure requirements for all of fiscal year 1997.

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

      As a result of the Bankruptcy Filing, the Company has not remitted principal and interest payments which are due under the Senior Secured Notes. The Company agreed to remit to holders of the Company's Senior Secured Notes $600,000 on March 21, 1996 and, commencing in April 1996, $100,000 at the end of each month through October 31, 1996. Such payments represent "adequate protection" payments, as defined by the Bankruptcy Code, for the use of the collateral securing the Senior Secured Notes. In connection with such agreements, the Company also agreed to pay up to $240,000 in appraisal fees and expenses and legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee under the Senior Secured Notes Indenture. The agreement was amended to provide "adequate protection" payments in the amount of $125,000 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the Company s bankruptcy case or (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $85,000 in legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The Company has applied the adequate protection payments made as of November 3, 1996 to accrued interest. However, final application as to principal and interest of the adequate protection payments, including appraisal fees and expenses and legal fees and expenses, is to be subsequently determined pursuant to the Bankruptcy Code.

      Since December 1991, the Company has been a party to a loan and security agreement (as amended, the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") which provided financing for the acquisition of and refinancing of borrowings incurred to acquire various textile machinery and equipment. At November 3, 1996, an aggregate of $6.1 million was outstanding under the CIT Equipment Facility.

      As a result of the Bankruptcy Filing, the Company has not remitted principal and interest payments which are due under the CIT Equipment Facility. At the Bankruptcy Filing date the Company owed CIT $7.7 million in principal and accrued interest payments and had issued $1.5 million in letters of credit payable to CIT. During Fiscal Year 1996, CIT drew against all amounts outstanding under the letters of credit to satisfy a portion of the principal and interest due under the CIT Equipment Facility.


      In Fiscal Year 1996, the Company agreed to provide "adequate protection" payments to CIT in connection with the CIT Equipment Facility. The agreement required the Company to remit monthly payments in arrears in the amount of $95,000 at the end of each month commencing March 31, 1996 through October 31, 1996. The Company also agreed to pay $81,000 in legal fees and disbursements incurred by CIT. The agreement was subsequently amended to provide "adequate protection" payments in the amount of $118,750 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the Company s bankruptcy case for (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $48,000 in legal fees and expenses incurred by CIT. The Company has applied the adequate protection payments made as of November 3, 1996 first to accrued interest and secondly to outstanding principal. However, final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code.

DESCRIPTION OF BUSINESS

MARKETS AND PRODUCTS. Forstmann fulfills many of the diverse fabric needs of leading men's, women's and outerwear apparel makers by offering a collection of 100% wool, wool-blend, synthetic and synthetic-blend fabrics, as well as fabrics blended with natural fibers such as linen, cotton and silk. These fabrics are offered in a wide variety of styles, colors, weaves and weights which can be used in tailored clothing, sportswear, coats for men and women, as well as for specialty applications. The Company introduces new collections throughout the year to ensure that its customers are frequently exposed to the latest fabric offerings and to accommodate seasonal retail cycles. This has resulted in stronger, year-round customer relationships. As a result of the Bankruptcy Filing, the Company began an internal rationalization of its product line during the fourth quarter of Fiscal Year 1995, reviewing each of its styles for such factors as margin contribution, volume and continued market potential. Through this review, the Company simplified the complexity of its product development process and reduced the total number of products offered. The Company has established a protocol for new product development that requires analysis of such factors as research and development costs, potential margin contribution, volume and sales, prior to adopting a new product which will be on-going as the Company continues to evaluate its product offerings.

      Women's Apparel Fabrics. The Company designs, markets and manufactures woolen and worsted fabrics for women s apparel in the moderate, better and bridge price ranges, primarily for sportswear, suits and dresses. Forstmann is also a significant supplier of fabrics for women s woolen coats, providing fabric for most major domestic women s outerwear resources. Forstmann offers a spring/summer, fall/winter and holiday fabric collection for women s apparel with each one varying in terms of fabric composition, weight, color palette and styling to fit the appropriate season. The fall/winter collection includes traditional fabrics such as 100% wool, flannels, meltons and velours and 100% worsted crepes, tricotines and twills. It also includes more directional fabrics made with silk, mohair, cashmere, polyester, viscose and other synthetic and natural fibers.

      The spring/summer and holiday collections are generally lighter in
weight and texture.   As U.S. consumer habits demand, there is a greater
emphasis on non-wool or "wool-poor" products in these collections. They include a number of 100% worsted viscose and viscose-blend fabrics, as well as a variety of combinations of fibers such as linen, silk and polyester. Forstmann also offers a collection of lightweight worsted wool fabrics, some of which are suitable for year-round wear and contain Lycra (R) brand spandex* or other synthetic or natural fibers. Some fabrics thus are sold year-round.

      With three distinct collections, Forstmann is seeking to serve its women's wear customers all year long. The women's apparel fabrics group accounted for approximately 67.8% in Fiscal Year 1996, 67.0% in Fiscal Year 1995 and 64.0% in Fiscal Year 1994 of total revenue.

      Men's Apparel Fabrics. The Company designs, markets and manufactures fabrics in the moderate and better price ranges for men's apparel. The men's wear group presents a fall/winter and spring/summer collection for two general apparel categories: sportswear (woolen sportcoats, trousers, etc.) and tailored clothing (worsted suits, formal wear, blazers, etc.) The product ranges include traditional fabrics such as tropicals, gabardines and flannels in wool and wool blends, as well as fabrics made with man-made fibers such as Lycra (R) brand spandex, viscose and polyester and natural fibers such as linen and silk. Through market-specific product styling and composition, the Company is able to serve emerging apparel categories such as suit separates and "dress-casual sportswear" as well as its traditional base of tailored clothing and sportswear. Men's wear accounted for approximately 20.3% in Fiscal Year 1996, 25.8% in Fiscal Year 1995 and 28.0% in Fiscal Year 1994 of total revenue.

      Specialty and Government Fabrics. The Company produces specialty fabrics for a wide variety of end uses, including billiard tables, sports caps and school uniforms. The Company is a leading domestic billiard table fabric manufacturer, selling directly to manufacturers and distributors. Since 1992, the Company has also sold a small percentage of billiard fabrics in Europe. Forstmann is the dominant supplier of wool fabric used in production of official major league baseball caps for on-field play.

      The Company also sells a limited amount of fabric through the bidding process to the U.S. government for a variety of military apparel uses. These fabrics are designed to meet stringent requirements for tailoring, comfort and durability. The Company's sales to the government are generally in the form of long-term contracts for high-volume, lower-margin goods. Therefore, the Company bids opportunistically on contracts that will balance its manufacturing capacity during off-peak periods. The actual awarding of government contracts can be a long-term process with legislative approval of funding

-----------------------------------------------------------------------------
Lycra (R) brand spandex is a registered trademark of E.I. Dupont de Nemours &
       Company, Inc.

sometimes required. During Fiscal Year 1996, the Company was awarded $5.8 million in government contracts and at November 3, 1996, $6.5 million in orders were open and unfilled. Specialty and government sales accounted for approximately 11.9% in Fiscal Year 1996, 7.2% in Fiscal Year 1995 and 8.0% in Fiscal Year 1994 of total revenue.

      Forstmann International. In July 1992, the Company formed the Forstmann International division and entered into a licensing, technical information and consulting arrangement with Compagnia Tessile, S.p.A., an Italian corporation, and its affiliate (collectively "Carpini"). Under the arrangement, the Company had the exclusive right to sell "Carpini(R) USA" fabrics for men's and women's apparel in the United States and Canada and nonexclusive rights in Mexico for an initial period of five years. These high quality fabrics, styled in Italy and manufactured in Georgia, were marketed through a specialized sales force to the designer and bridge apparel markets in North America. Additionally, the Company imported certain fabrics from Carpini and its affiliate which the Company marketed in the United States and Canada. The division accounted for less than 3% of sales at its peak in Fiscal Year 1995 and was unprofitable in each year of its operation.

      In connection with the arrangement with Carpini, the Company established letters of credit payable to Carpini and an affiliate in an aggregate of $1.0 million. Subsequent to the commencement of the bankruptcy proceeding, the Company rejected all agreements with Carpini. Under the terms of the agreement and letters of credit, Carpini subsequently drew all amounts outstanding under the letters of credit as reimbursement for defaulted royalty and guaranteed minimum fee and liquidated damages. The $0.7 million in excess of accrued royalty and guaranteed minimum fee due as of December 31, 1995 was recognized as a reorganization item in the Company s first quarter of Fiscal Year 1996.

STYLING, MERCHANDISING AND MARKETING. The Company's styling, merchandising and marketing functions are integrated and include the conceptualization (styling and merchandising) and the sales (marketing) of the product line. These functions are directed from its New York office and are organized around the Company's three customer-end use divisions: women s apparel fabrics, men s apparel fabrics and specialty fabrics. The primary sales force is based in New York, with a sales representative in Dallas. The Company also retains sales agents in Canada, Germany and California.

PRODUCT DEVELOPMENT. As a result of the Bankruptcy Filing, the Company began an internal rationalization of its product line during the fourth quarter of Fiscal Year 1995, through which the Company simplified its product development process and reduced the total number of products offered. This exercise also led to a complete restructuring of the product development function within the Company. The ultimate accountability for the successful, cost-effective development of new products was returned to the senior manager of each of the Company's customer-end use divisions. The Company has established a protocol for new product development that requires analysis of such factors as research and development costs, potential margin contribution, and market potential prior to adopting a new product. Over the course of each fiscal year, approximately 30% of products offered are new introductions. The protocol will be on-going as the Company develops and implements a simplified, but more focused, product line. Forstmann's objective is to cultivate innovative product development that manages the Company s resources and maximizes its manufacturing capabilities while addressing the ever changing requirements of its targeted markets.

MANUFACTURING. The Company has vertically integrated facilities that perform operations from yarn manufacturing through weaving, dyeing and finishing of fabric. This vertical integration not only provides significant flexibility in the production of woolens and worsteds fabrics, but also the ability to produce a wide variety of other natural and synthetic-blend fabrics.

      For the production of woolen fabrics the Company purchases scoured (degreased) wool. Scoured wool is the shorter fiber taken from the sheep, and when spun into yarn generally has a "fuzzy" appearance due to the length of the fiber. Woolen fabrics are used in garments such as flannel blazers, outerwear coats and sports coats. Woolen fabrics can be produced piece-dyed (solid color) or as fancies (patterned). In piece dyeing the fabric is dyed after it is woven. In fancies, the raw wool is dyed or yarn is dyed and then woven into the desired pattern. Finishing of woolen fabrics is the critical value added step in the manufacturing process. It is finishing that gives the woolen fabric its "hand" (feel) and appearance.

      For the production of worsted fabrics, the Company purchases wool top. Wool top is the long fiber taken from the sheep which has been combed, a process which parallels and straightens the fibers. The combination of the long fibers and additional yarn manufacturing steps to straighten the fibers produces worsted yarn, which is generally fine and has a smooth appearance. Worsted fabrics are used in garments such as men's suits, women's crepe skirts and men's trousers. Worsted fabrics, like woolen fabrics, can be produced piece dyed (solid) or fancy (patterned). Other fibers such as viscose, linen, silk, polyester, nylon or cotton can be blended or woven into both woolen and worsted applications.

CAPITAL INVESTMENT PROGRAM. During fiscal year 1992, the Company established a six-year, $100 million capital investment program. This program was designed to (i) reduce manufacturing costs, (ii) enhance product quality,
(iii) provide greater manufacturing flexibility while maintaining operating efficiencies, and (iv) improve the Company's technical capabilities to provide new blends, styles and colors of fabrics to be offered. Through the end of Fiscal Year 1995, the Company made capital expenditures (including capital leased assets and computer information systems) of $64.1 million and also entered into certain operating leases associated with machinery and equipment.
 As a result of the Bankruptcy Filing, the Company's capital investment program was halted. Capital expenditures during Fiscal Year 1996 were limited to maintaining the Company s facilities, emergency replacements and the relocation of certain wool blending machinery and equipment from the Company s Tifton facility to its Dublin facility. During Fiscal Year 1996, the Company invested $1.0 million in property, plant and equipment and $0.9 million in the development and implementation of certain computer information systems. The Company expects to spend less than $5.0 million in capital-related expenditures (including costs associated with the development and implementation of computer information systems) during fiscal year 1997.

      During Fiscal Year 1996, the Company announced its intention to close its Tifton facility. The closing commenced in late July 1996 and was completed in November 1996. The Company incurred $0.4 million during Fiscal Year 1996 and expects to incur $0.2 million during fiscal year 1997 in connection with the relocation of certain of its wool blending machinery and equipment from the Tifton facility to the Dublin facility. Such expenses are being reflected as reorganization items in the period incurred.

      In November 1996, the Company entered into a Contract of Sale with the Tift County Development Authority, providing for the sale of the Tifton facility for $1.25 million. The Contract of Sale provided for the transaction to close prior to the end of January 1997. As a result of delays in obtaining the financing necessary to consummate its purchase of the facility, the Development Authority requested that the closing of the transaction be delayed. Accordingly, the Company and the Development Authority entered into an agreement amending the Contract of Sale to provide for a closing on or before February 28, 1997. The Company and the Development Authority are working to conclude the sale of the Tifton facility prior to this date. However, there can be no assurance that the sale will be consummated in this or any other timeframe.

      The expected selling price for the Tifton facility is $1.1 million below the net book value for the facility. This expected loss was accrued during Fiscal Year 1996.

RAW MATERIALS. The Company's raw material costs constituted approximately 42.0% of its cost of goods manufactured during Fiscal Year 1996. The primary raw material used by the Company is wool. As a result, the Company's costs are dependent on its ability to manage its wool inventory and control its wool costs. Approximately three-quarters of the Company's wool is imported from Australia and substantially all of the balance is purchased in the United States. The Company purchases its wool from both brokers and processors and is not dependent on a single supply source. The Company's foreign wool purchases are denominated in U.S. dollars and the Company generally does not incur any currency exchange risk. However, future changes in the relative exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Prior to the Bankruptcy Filing, much of the Company's wool was purchased on extended payment terms. Subsequent to the Bankruptcy Filing, the majority of the Company's wool purchases have required payment to the wool providers upon arrival in the United States or upon the Company s receipt of the wool.
During Fiscal Year 1995, the cost of certain raw wool categories sourced from Australia rose significantly, due in part to a drought in Australia which resulted in a reduction in sheep herds. More recently, world-wide declines in wool demand have resulted in a moderate decline in wool costs. Fiscal Year 1996 wool costs were 7% higher than Fiscal Year 1995; whereas Fiscal Year 1995 wool costs were 26% higher than Fiscal Year 1994. Based on the Company's forward purchase commitments, the Company expects its wool costs to be a weighted average of 3% lower during fiscal year 1997 as compared to Fiscal Year 1996.

      The Company purchases the majority of its raw wool needs from Australia. The Company does not have adequate alternative sources of raw wool if the existing wool suppliers are unwilling or unable to supply raw wool to the Company.

CUSTOMERS. The Company has more than 700 active customers. During Fiscal Year 1996, one of the Company's customers accounted for approximately 13.0% of the Company's revenues. No other customer of the Company accounted for 10.0% or more of the Company's revenues in Fiscal Year 1996.

      Substantially all of the Company's customers are located within the United States. During each of Fiscal Year 1994, Fiscal Year 1995 and Fiscal Year 1996, less than two percent of the Company's revenues arose from exports.

BACKLOG. The Company's sales order backlog at December 29, 1996 was $60.0 million, an increase of $10.2 million from the comparable period one year ago. Excluding government orders, which yield slightly lower gross profit margins, the backlog at December 29, 1996 was $49.7 million or $9.4 million greater than the comparable period one year ago. The increase in the backlog, excluding government orders, is attributable to an overall improvement in order position for the women's apparel group, particularly in wool flannels. The Company believes that its backlog of sales orders at the comparable period in Fiscal Year 1995 were adversely influenced by the timing of the Company's Bankruptcy Filing. Based on current market trends and world-wide excess in worsted fabric manufacturing capacity, management expects increased competition in its women's wear worsted product line. The stabilization of the men's wear and women's outerwear markets are expected to help offset the effects, if any, of the increased competition in the women's wear worsted market. Accordingly, the Company expects sales in fiscal year 1997 to be approximately the same as Fiscal Year 1996, although there can be no assurance that sales in fiscal year 1997 will reach such level. The Company s ability to achieve such a level of sales will depend on market conditions and other factors beyond the Company s control.

SEASONALITY. The wool fabric business is seasonal, with the vast majority of orders placed from December through April for manufacture and shipment from February through July to enable apparel manufacturers to produce apparel for retail sale during the fall and winter seasons. As a result of normal payment terms for sale of such fabrics, the Company receives the major portion of its payments from May through October. The Company's worsted fabrics sales tend to be less seasonal because the lighter weight of such fabrics makes them suitable for retail sale in the spring and summer seasons as well as in the fall and winter seasons.

COMPETITION. The textile business in the United States is highly competitive and the Company competes with many other textile companies. However, due to the capital intensive nature of wool fabric production, there are a limited number of domestic textile mills that produce woolen and worsted fabrics. The Company believes that it is the largest domestic manufacturer of woolen fabrics and the second largest domestic manufacturer of worsted fabrics. The Company s principal competitors in the sale of woolen fabrics are Warshaw Woolen Associates, Inc. and Carleton Woolen Mills, Inc., and its principal competitors in the sale of worsted fabrics are Burlington Industries Equity, Inc. and The Worcestor Company, Inc.

      Almost all of the fabrics Forstmann produces for apparel are consumed in the United States, although the finished garments are often cut, made and sewn in other countries. For several years, the Company has faced increasing domestic and foreign competition in virtually all segments of its business. This trend is expected to continue, with competition increasing from global woolen and worsted textile manufacturers as well as from imports of finished garments.

      The Company believes that the principal competitive factors are fashion, quality, price and service, with the significance in each factor depending upon the product and market involved. The competitive position of the Company varies among the different fabrics it manufactures. In the current retail environment, the Company believes that price is the primary factor influencing its customers to make a purchasing decision. While Forstmann is not the low cost domestic producer, the Company believes that it can distinguish itself as a premier service provider and is pursuing a plan to make this its competitive advantage. Forstmann has defined customer satisfaction as the on-time delivery of first quality fabric. It has identified goals to reduce sample and production lead times significantly in fiscal year 1997 as part of this initiative. The Company believes its current sample and production lead times are shorter than the majority of its foreign competitors and are generally comparable with its domestic competitors.

      Today, imports of foreign-manufactured woolen and worsted fabrics face strict quotas and high import duties upon entering the United States unless they are produced under the NAFTA or the Caribbean Basin Initiative ("CBI") trade agreements (explained below). During the period January-September 1996, overall wool product imports decreased 3% from the same period in 1995. However, the volume of wool apparel imports increased 9% from the same period in 1995. The Company expects competition from imported garments to continue as apparel makers are increasingly linking the sourcing of their fabrics with the cut, make and sew operations of garment manufacturing to maximize low-cost foreign labor and tariff reductions.

      The North American Free Trade Agreement ("NAFTA"), which became effective on January 1, 1994, is expected to have a long-term effect on the Company's growth. An increasing percentage of garments for sale in the United States, Canada and Mexico are being manufactured in Canada or Mexico, taking market share from the Far East. In order for such garments to qualify for duty-free treatment into the United States and Canada, the fabric has to be sourced from the United States, Canada or Mexico. With limited wool fabric production capacity currently in Mexico and Canada, this requirement represents a major opportunity for woolen mills in the United States. The CBI provides reduced duties under the "807" provision. The General Agreement on Trade and Tariffs ("GATT"), reduces tariffs on wool fabric from about one third, to 25%, over a ten-year period. In exchange for the tariff reduction, market access for products manufactured in the United States to countries that are parties to GATT is improved.

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

EMPLOYEES. As of December 31, 1996, the Company employed approximately 2,172 hourly-paid, full-time skilled personnel at its plants and approximately 333 additional salaried, supervisory, management and administrative employees. None of the Company's employees is represented by a union or a labor organization. The Company has never experienced a strike and believes that its relations with its employees are good.

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

      Pursuant to Georgia's Hazardous Site Response Act (the "Response Act"), property owners in Georgia were required to notify the Environmental Protection Division of the Georgia Department of Natural Resources (the "EPD") of known releases of regulated substances on their properties above certain levels by March 22, 1994. Pursuant to the Response Act, the Company notified the EPD of two historical releases at the Company s Dublin, Georgia facility, one relating to the presence of trichloroethylene at the site (the "TCE Site") and one relating to another constituent near the southern property boundary (the "1, 1-DCA Site"). Based upon the Company's March 1994 notification, the EPD determined that a release exceeding a reportable quantity had occurred at those two sites. As a result, the two sites have been listed on the Georgia Hazardous Site Inventory ("HSI"), which currently consists of over 300 other sites. In January 1995, the EPD notified the Company that the Company was a responsible party, and pursuant to the Response Act, the Company was required to submit a compliance status report ("CSR") and compliance status certification with respect to the two sites. The EPD also informed the Company of the obligation to identify all other potentially responsible parties, and, in compliance therewith, on February 24, 1995, the Company identified the prior owner and operator (J.P. Stevens & Company, Inc., ("J.P. Stevens")) of the Company s Dublin facility.

      On June 29, 1995, the Company notified the EPD of a possible release of a hazardous substance at the Company-owned site (previously owned by J.P. Stevens) where various waste materials were reportedly disposed and burned by J.P. Stevens (the "Burn Area"). The Company purchased the facility in 1986 and has not disposed of or burned such waste materials at the Burn Area.

      By letter of July 14, 1995, the EPD notified the Company that the two sites which the EPD had previously placed on the HSI had been designated as "Class I" sites needing corrective action. The letter required the Company to file a deed notice that the sites were on the HSI and needed corrective action. Included with this letter was a proposed consent order. The Company and the EPD tried to negotiate a mutually agreeable consent order regarding the two sites, but those negotiations were not successful.

      On December 29, 1995, the EPD issued separate administrative orders to the Company and J.P. Stevens, which related to the three sites at the Company s Dublin Facility. With respect to the TCE and 1, 1-DCA sites, the orders required the Company and J.P. Stevens to submit a CSR and compliance status certification within 120 days from December 29, 1995 (i.e., by April 27, 1996) to the EPD that included, among other things, a description of the release, including its nature and extent, and suspected or known source, quantity and date of the release. By letter dated August 1, 1996, the EPD agreed to an extension until August 16, 1996 for the Company to submit the CSR for the TCE and 1,1-DCA sites and the Company complied with this deadline. By letter dated October 9, 1996 the EPD requested clarification and additional information with respects to the Company's CSR. The Company provided this information to the EPD by letter dated November 13, 1996. To date, the EPD has not responded to the Company. Based on the additional work required by the EPD, the Company increased its accrual for environmental cost by $0.2 million during the thirteen-week period ended April 28, 1996. Subject to additional communication with the EPD, the Company believes that the $0.3 million accrued environmental cost as of November 3, 1996 is sufficient to cover the Company s known and probable responsibilities related to the TCE and 1,1-DCA sites.

      The EPD s letters of December 29, 1995 also informed the Company and J.P. Stevens that a release exceeding a reportable quantity had occurred in the Burn Area and that the Burn Area was being listed on the HSI. The administrative orders required both Forstmann and J.P. Stevens to submit a CSR and compliance status certification for the Burn Area by April 11, 1996. The two companies responded separately to the EPD indicating their belief that the April 11, 1996 due date was unrealistic. The Company requested 330 days for submittal of the CSR. By letter dated March 27, 1996, the Company reminded the EPD that the agency had not responded to its request for an extension for submitting the CSR for the Burn Area. In its April 29, 1996 letter to the Company, the EPD indicated that it is not presently considering enforcement action regarding the missed April 11, 1996 deadline for the Burn Area "prior to June 3, 1996" to allow extra time for the Company and J.P. Stevens to reach an agreement concerning an allocation of work under the administrative order.

      On May 22, 1996, J.P. Stevens, through its counsel, informed the EPD that it was negotiating with the Company an allocation of the work required under the administrative orders and indicated that implementation of any agreement(s) resulting from the negotiations would be dependent upon, among other things, the EPD s recognition of the agreement(s) between J.P. Stevens and Forstmann. On May 31, 1996, the EPD informed J.P. Stevens that it was encouraged by the prospect of cooperation between the two companies and that it was willing to recognize an agreement between the two companies that would lead to full compliance with the Response Act. The EPD stated that, upon its review of the agreement between the companies, it would propose consent orders to them. Until then, however, the administrative orders would remain in effect. The Company completed negotiation of the agreement with J.P. Stevens, and the agreement has been approved by the Bankruptcy Court.

      Also in 1996, J.P. Stevens commenced the negotiation of a Consent Order with the EPD. This negotiation was concluded successfully and the Consent Order became effective on December 12, 1996. The Consent Order obligates J.P. Stevens to prepare and submit to the EPD a CSR for the Burn Area within 180 days of the effective date of the Consent Order. Among other things, the Consent Order provides for the imposition of stipulated daily penalties in the event that J.P Stevens does not comply with the terms of the Consent Order. Furthermore, the Consent Order provides that, in the event the Company does not perform any action or work required by the EPD for the TCE or 1, 1-DCA sites, the EPD may direct J.P. Stevens to take such action or work. In consideration for these commitments, and so long as J.P. Stevens is in compliance with the Consent Order, the EPD agreed that J.P. Stevens would not be subject to penalties or to an enforcement action for violations of the administrative order issued on December 29, 1995. The EPD has offered a similar Consent Order to the Company, and the Company is still evaluating this option.

      J.P. Stevens and the Company have verbally agreed to sign the agreement approved by the Bankruptcy Court, with one minor revision in which each party will waive the right provided in the agreement to attend the other party s meetings, if any, with the EPD. The Company expects J.P. Stevens to supply it with an executed copy of the agreement. According to J.P. Stevens representatives, work at the Burn Area will begin promptly after the agreement is signed.

      After completion of the investigation of the Burn Area, the Company will be able to estimate the expected future costs associated with the Burn Area. Based on previous experience with environmental issues at the Company s facilities, subject to responsibilities borne by J.P. Stevens, if any, management believes that environmental costs associated with the Burn Area may be material and may have a material adverse effect on the Company s liquidity and financial position. The Company has been informed that the EPD may require demonstration of financial assurance upon the conclusion of the Company's Bankruptcy Filing.

      The Company has been notified that soil and groundwater samples from the Tifton facility were obtained by an environmental consultant engaged by a potential lender to the purchaser of the Tifton facility. The Company is currently reviewing the test result data provided by the environmental consultant and has engaged its own environmental consultants to resample the soil and groundwater as close to the locations sampled by the buyers environmental consultant. Based on the analytical results from such resampling, the Company will determine whether any further action, including notification to the EPD under the Response Act is required and the Company will respond accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 1995. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" (SFAS 123), which is effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. The effect of adopting both of these standards is not expected to be material to the Company's financial position or results of operations.

FINANCING AGREEMENTS

      The Company's debt facilities for borrowed money as of November 3, 1996, consists of indebtedness outstanding under the DIP Facility, the Senior Secured Notes, the CIT Equipment Facility, the Sanwa Capital Lease (hereinafter defined), certain other capital lease obligations and the Subordinated Notes. As a result of the Company s results of operations, liquidity and financial position and the Bankruptcy Filing, the Company is in default under substantially all of its pre-petition debt agreements. (See
Note 7 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K.)

DIP FACILITY. The Company has obtained DIP financing from GE Capital which was approved by the Bankruptcy Court. The DIP Facility, provides up to $85 million in financing (including a $10.0 million letter of credit facility) under a borrowing base formula. The DIP Facility was amended on May 31, 1996 to, among other things, cure the minimum EBITDA covenant violation that existed at April 28, 1996, set revised minimum EBITDA covenant and caps on eligible inventory included in the borrowing base.

      The DIP Facility was further amended on October 10, 1996 to extend the maturity of the DIP Facility one year to October 31, 1997, to cure all minimum EBITDA covenant violations for any period ending prior to September 1, 1996 and to set revised minimum EBITDA covenants for the remainder of the Company's Fiscal Year 1996 and all of fiscal year 1997. Based upon current financial forecasts, management of the Company expects that the Company will not be in violation of the DIP Facility while under court protection. However, depending upon the results of future operations, a future violation may occur. The October 1996 amendment to the DIP Facility also reduces the advance rate for eligible inventory and sets revised inventory advance caps. The Company expects that availability under the DIP Facility will be adequate to fund its operating and capital expenditure requirements for all of fiscal year 1997.

      The Company's obligations under the DIP Facility are secured by liens on substantially all of the Company s assets. Outstanding borrowings (including outstanding letters of credit) under the DIP Facility cannot exceed the sum of
(1) 85% of eligible accounts receivable (other than bill and hold receivables); (2) the lesser of (a) $12.5 million or (b) a percentage (based on aging) of eligible bill and hold accounts receivable; and (3) the sum of 50% of eligible raw material inventory, 35% of eligible yarn in storage and eligible greige goods, 50% of eligible finished goods (other than samples and seconds) and the lesser of (a) $1.2 million or (b) 40% of samples and seconds. The Company s borrowing base is subject to reserves determined by GE Capital in its sole discretion. At November 3, 1996, the Company s loan availability as defined in the DIP Facility, in excess of advances and outstanding letters of credit, was approximately $20.2 million.

      Borrowings under the DIP Facility bear interest, at the Company s option, at a floating rate (which is based on a defined index rate) or a fixed rate (which is based on LIBOR) payable monthly. The floating rate is 1.25% per annum above the index rate, and the fixed rate is 2.75% per annum above LIBOR. At November 3, 1996, the DIP Facility bore interest at the fixed rate of 8.25%.

      Proceeds from the Company's operations are applied to reduce the principal amount of borrowings outstanding under the DIP Facility. Unused portions of the DIP Facility may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations.

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

      The Company pays GE Capital a fee of 0.5% per annum on the average daily unused portion of the DIP Facility. In addition, the Company paid GE Capital an agency fee of $150,000 per annum and pays certain fees in connection with extending and making available letters of credit. In connection with entering into the DIP Facility, the Company paid GE Capital $550,000 during Fiscal Year 1996. In connection with entering into the October 1996 amendment to the DIP Facility, the Company agreed to pay GE Capital, a nonrefundable amendment fee equal to $375,000 which was fully earned upon entry by the Bankruptcy Court of the order approving the amendment and is due and payable in monthly installments of $31,250 each commencing on October 31, 1996 and continuing until paid in full. In the event that GE Capital provides the Company post bankruptcy financing, the amount of the facility fee would be reduced by $212,500 if the date the Bankruptcy Court approves the Company s plan of reorganization occurs anytime prior to April 30, 1997, $145,750 between May 1, 1997 and July 31, 1997 and $106,250 between August 1, 1997 and October 31, 1997.

GE CAPITAL FACILITY. The Company entered into the GE Capital Facility as of October 30, 1992, for borrowings of up to $100 million. Subject to certain borrowing base limitations, the GE Capital Facility provided for a maximum available non-amortizing Revolving Line of Credit (which included a $7.5 million letter of credit facility) of $85 million and had an Original Term Loan of $15 million. On April 5, 1993, the Company issued the Senior Secured Notes in the aggregate principal amount of $20 million and prepaid in full the Original Term Loan. In January 1995, the GE Capital Facility was amended, subject to loan availability to provide a $7.5 million Term Loan. In January 1995, the Company borrowed $7.5 million under the Term Loan, the proceeds of which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit. As a result of the Company s deteriorating liquidity and financial position during Fiscal Year 1995 the Company was, at various times, not in compliance with certain of its financial covenant requirements under the GE Capital Facility. On June 19, 1995, the GE Capital Facility was amended to, among other things, retroactively lower the financial covenants and provide lower financial covenant requirements under the remaining term of the GE Capital Facility. Such amended financial covenants were based on the Company s estimate of its future operating results and cash flows. In connection with such amendments, the Company agreed to repay borrowings outstanding under the Term Loan. On July 1, 1995 the Company repaid $2.5 million of the Term Loan, and on September 1, 1995 the Company repaid the remaining borrowings outstanding under the Term Loan. Borrowings under the Revolving Line of Credit were used to repay the Term Loan. Proceeds from the Company s operations during Fiscal Year 1996, were first applied to repay in full the principal amount of borrowings outstanding under the GE Capital Revolving Line of Credit.

SENIOR SECURED NOTES. On April 5, 1993, the Company issued an aggregate of $20 million Original Senior Secured Notes and on March 30, 1994, the Company issued the Additional Senior Secured Notes in the aggregate principal amount of $10 million, all of which are due on October 30, 1997. The Senior Secured Notes were issued pursuant to the Senior Secured Notes Indenture. The Company's obligations under the Senior Secured Notes are secured by liens on substantially all of the Company's assets.

      The Senior Secured Notes require principal payments of $4.0 million on October 31, 1995, $5.0 million on October 31, 1996 and a final payment of the unpaid principal balance on October 30, 1997. As a result of the Bankruptcy Filing, the Company did not remit the required principal payments of $4.0 million due on October 31, 1995 and of $5.0 million due on October 31, 1996. Further, the quarterly interest payment of $633,937 due on October 31, 1995 was not paid. Subsequently, the Company agreed to remit to holders of the Company's Senior Secured Notes $600,000 on March 21, 1996 and, commencing in April 1996, $100,000 at the end of each month through October 31, 1996. Such payments represent "adequate protection" payments, as defined by the Bankruptcy Code, for the use of the collateral securing the Senior Secured Notes. In connection with such agreements, the Company also agreed to pay up to $240,000 in appraisal fees and expenses and legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The agreement was amended to provide adequate protection payments in the amount of $125,000 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the Company s bankruptcy case or (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $85,000 in legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The Company has applied the adequate protection payments made as of November 3, 1996 to accrued interest. However, final application as to principal and interest of the adequate protection payments, including appraisal fees and expenses and legal fees and expenses, is to be subsequently determined pursuant to the Bankruptcy Code.

      In addition, under the Senior Secured Notes Indenture, as modified by a Bankruptcy Court order, the net proceeds from the sale or other disposition by the Company of assets (excluding, among other things, the sales of inventory in the ordinary course of business) are required to be deposited with the Senior Secured Notes Indenture trustee. As of November 3, 1996, under the terms of the Senior Secured Notes Indenture, the Company had deposited $91,000 of such net proceeds with the trustee.

CIT EQUIPMENT FACILITY. On December 27, 1991, the Company entered into the CIT Equipment Facility with CIT to finance the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. Pursuant to the CIT Equipment Facility, CIT made purchase money loans to the Company commencing on December 27, 1991 and through December 31, 1992, in an aggregate of $4.5 million at interest rates ranging from 7.86% to 8.61% per annum. In August 1993, the CIT Equipment Facility was amended to permit four additional loans not to exceed an aggregate of $6.0 million with the commitment period ending on January 31, 1994. Through October 30, 1994, the Company borrowed an additional $6.0 million at interest rates ranging from 7.36% to 7.75% per annum. In December 1994, the CIT Equipment Facility was further amended to provide for up to two additional loans not to exceed an aggregate of $5.0 million of additional equipment financing equal to 85% of the acquisition cost of machinery and equipment, net of all taxes, freight, installation and certain other fees, costs and expenses. The commitment period would have ended on July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%. Each loan under the CIT Equipment Facility is payable in 60 monthly installments. At November 3, 1996, an aggregate of $6.1 million was outstanding under the CIT Equipment Facility.

      The Company was required to provide CIT with an irrevocable letter of credit in an amount equal to 25% of the original principal amount of each additional loan made under the August 1993 amendment. As a result of the Bankruptcy Filing, the Company has not remitted principal and interest payments which are due under the CIT Equipment Facility. At the Bankruptcy Filing date the Company owed CIT $7.7 million in principal and accrued interest and had issued $1.5 million in letters of credit payable to CIT. During Fiscal Year 1996, CIT drew against all amounts outstanding under the letters of credit to satisfy a portion of the principal and interest due under the CIT Equipment Facility.

      In Fiscal Year 1996, the Company agreed to provide "adequate protection" payments to CIT in connection with the CIT Equipment Facility. The agreement required the Company to remit monthly payments in arrears in the amount of $95,000 at the end of each month commencing March 31, 1996 through October 31, 1996. The Company also agreed to pay $81,000 in legal fees and disbursements incurred by CIT. The agreement was subsequently amended to provide "adequate protection" payments in the amount of $118,750 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the Company s bankruptcy case or (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $48,000 in legal fees and expenses incurred by CIT.

      The Company has applied adequate protection payments made as of November 3, 1996 first to accrued interest and secondly to outstanding principal. However, final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code.

CAPITAL LEASE OBLIGATIONS - The Company is a party to an equipment lease agreement (the "Sanwa Capital Lease") with Sanwa General Equipment Leasing ("Sanwa") which provided financing for the acquisition of various textile machinery and equipment. Pursuant to the Sanwa Capital Lease, commencing on September 30, 1994 and through December 30, 1994, the Company financed the acquisition of equipment with an aggregate value of $2.9 million at interest rates of 10.24% to 10.87% per annum. Sanwa subsequently assigned its rights to the Sanwa Capital Lease to The Provident Bank ("Provident"). Each equipment schedule under the Sanwa Capital Lease is a five-year lease, secured by a first (and only) perfected security interest in the equipment, and is payable in 60 consecutive and equal rentals, payable monthly in arrears. At the Bankruptcy Filing date the Company owed Provident $2.6 million in principal and accrued interest.

      In Fiscal Year 1996, the Company agreed to provide "adequate protection" payments to Provident in connection with the Sanwa Capital Lease. The agreement requires the Company to remit monthly payments in arrears in the amount of $20,000 at the end of each month commencing March 31, 1996 through October 31, 1997. The Company has applied the adequate protection payments made as of November 3, 1996 to outstanding principal. The Company is no longer accruing interest on the Sanwa Capital Lease as the Company currently estimates that the equipment value securing the lease obligation is not sufficient to cover the principal and interest portions of scheduled payments on the Sanwa Capital Lease. Final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code.

SUBORDINATED INDEBTEDNESS. In April 1989, through an underwritten public offering, the Company sold $100 million of the Subordinated Notes which currently have an interest rate until maturity of 14-3/4%. As of January 1, 1995, an aggregate of $100 million face amount of the Subordinated Notes were outstanding which includes $43.4 million in Subordinated Notes owned by the Company. The Subordinated Notes are subordinated to all existing senior indebtedness of the Company (which currently consist of the loans under the DIP Facility, the Senior Secured Notes, the CIT Equipment Facility and the Sanwa Capital Lease) and any extensions, modifications or refinancings thereof. In connection with an exchange offer, the Company acquired, and did not retire or cancel, $46.2 million aggregate face amount of the Subordinate Notes. The Company used $2.9 million of such Subordinated Notes to satisfy the January 31, 1993 mandatory redemption required in the Subordinated Notes Indenture.

      As a result of the Bankruptcy Filing during Fiscal Year 1995, the Company wrote off $3.5 million of the unamortized debt premium related to the Subordinated Notes. The Company did not remit the semi-annual interest payment of $4.2 million due on October 15, 1995 to holders of the Subordinated Notes. Through the date of the Bankruptcy Filing, the Company had accrued $3.7 million in interest associated with the Subordinated Notes. Such amount is included in "Liabilities Subject to Compromise" at November 3, 1996. The Company did not remit the semi-annual interest payment of $4.2 million due on April 15, 1996 and October 15, 1996. Further, the Company is no longer accruing interest on the Subordinated Notes as such Subordinated Notes are not collateralized. See the Financial Statements included in Item 8. of this Annual Report on Form 10-K and Notes 1 and 11 thereto.


Item 2.     PROPERTIES
            ----------

      Information regarding the Company's manufacturing facilities, all of which are owned, is as follows:

                             Approximate
                           Square Feet of
                               Building          Acreage
                           ----------------      -------

Dublin Plant                  363,000              295
Dublin, Georgia

Nathaniel Plant               313,000               *
Dublin, Georgia

Milledgeville Plant           580,000              141
Milledgeville, Georgia

Louisville Plant              153,000              393
Louisville, Georgia

* The Nathaniel plant adjoins the Dublin plant and is located on the same property.

     During Fiscal Year 1996, the Company announced its intention to close its Tifton facility. The closing commenced in late July 1996 and was completed in November 1996. The Company incurred $0.4 million during Fiscal Year 1996 and expects to incur $0.2 million during fiscal year 1997 in connection with the relocation of certain of its wool blending machinery and equipment from the Tifton facility to the Dublin facility. Such expenses are being reflected as reorganization items in the period incurred.

     In November 1996, the Company entered into a Contract of Sale with the Tift County Development Authority, providing for the sale of the Tifton facility for $1.25 million. The Contract of Sale provided for the transaction to close prior to the end of January 1997. As a result of delays in obtaining the financing necessary to consummate its purchase of the facility, the Development Authority requested that the closing of the transaction be delayed. Accordingly, the Company and the Development Authority entered into an agreement amending the Contract of Sale to provide for a closing on or before February 28, 1997. The Company and the Development Authority are working to conclude the sale of the Tifton facility prior to this date. However, there can be no assurance that the sale will be consummated in this or any other timeframe.

     The expected selling price for the Tifton facility is $1.1 million below the net book value for the facility. This expected loss was accrued during Fiscal Year 1996.

      The Company owns a 24,000 square foot office building adjoining its Dublin plant, which is used for administrative offices.

      The Company leases approximately 35,000 square feet of office space at 1155 Avenue of the Americas, New York City (the "1155 Lease"), for its principal executives offices, its styling, and sales and marketing operations. Such lease expires on December 31, 2015.

      The Company also leases storage facilities in Georgia, primarily on a short-term basis.

      The Company believes that its facilities are adequate to serve its present needs. Substantially all of the Company's properties, plants and equipment are encumbered by security interests under the Amended DIP Facility and the Senior Secured Notes Indenture. See "Business -- Financing Arrangements" in Item 1. of this Annual Report on Form 10-K.

Item 3.     LEGAL PROCEEDINGS
            -----------------

      The Company is a party to legal actions arising out of the ordinary course of business. Other than the Company s Bankruptcy Filing and claims made in connection therewith and environmental matters, the Company has no material pending legal proceedings. See Item 1. "Business - Significant Events" and "Description of Business - Environmental Matters."

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            -----------------------------------------------------

      During the fourth quarter of Fiscal Year 1996, no matters were submitted by the Company to a vote of its shareholders.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
         STOCKHOLDER MATTERS
         --------------------

      The Company's Common Stock was traded on the NASDAQ National Market System ("NASDAQ-NMS"), the automated quotation system of The National Association of Securities Dealers, Inc. (the "NASD") under the symbol "FSTM". As a result of the Company s closing price per share being less than $1.00 per share for more than thirty (30) consecutive days the NASDAQ National Market System delisted Forstmann & Company, Inc. on October 16, 1995.

      The following table sets forth the high and low sales prices for each quarterly fiscal period of the Common Stock on the NASDAQ-NMS during Fiscal Year 1995, as reported by the NASD. These quotations represent prices between dealers, do not include retail markup, markdown or commission and may not necessarily represent actual transactions.

                                High Sales Price            Low Sales Price
                                ----------------            ---------------
    Fiscal Year 1995
    ----------------
    1st Fiscal Quarter
    (October 31, 1994 through
     January 29, 1995)                     7                      5

    2nd Fiscal Quarter
    (January 30 through
     April 30)                             6                      3-3/4

    3rd Fiscal Quarter
    (May 1 through
     July 30)                              5                      1

    4th Fiscal Quarter
    (July 31 through
     October 16)                       2-1/4                      3/8

      At December 31, 1996, the Company had 95 record holders of its Common Stock, including CEDE & Company, the nominee of Depository Trust Company, that held 2,432,425 shares of Common Stock as nominee for an unknown number of beneficial holders.

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

      No sales of equity securities that were not registered under the Securities Act have been made by the Company during the period covered by this report.


Item 6.  SELECTED FINANCIAL DATA
         -----------------------

      Presented below are selected operating statement data for the Company for the fiscal years ended November 3, 1996, October 29, 1995, October 30, 1994, October 31, 1993 and November 1, 1992. Also presented are selected balance sheet data for the Company as of November 3, 1996, October 29, 1995, October 30, 1994, October 31, 1993 and November 1, 1992. The selected financial data have been derived from the audited financial statements of the Company, are not covered by the report of the Company's independent public accountants and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. of this Annual Report on Form 10-K and the Company's Financial Statements (and the related notes and schedules thereto) in Item 8. of this Annual Report on Form 10-K.

                                Fiscal Year     Fiscal Year      Fiscal Year    Fiscal Year       Fiscal Year
                                  Ended           Ended            Ended            Ended           Ended
                                November 3,     October 29,      October 30,    October 31,       November 1,
                                  1996            1995             1994             1993            1992
                                  ----            ----             ----             ----            ----
Operating Statement Data (1)
                                    (amounts in thousands, except per share and share information)
Net Sales                       $195,028        $222,217        $237,085        $233,365         $208,908
Gross Profit                      22,755          26,323          47,852          51,018           39,833
Operating income (loss)            3,274            (248)(3)      23,417          26,618(3)        21,847
Income (loss) before income
  taxes, extraordinary loss
  and reorganization items        (5,789)        (19,817)          5,900          10,869            3,864
Reorganization items(2)           12,055          10,904             -               -                -
Income tax (provision)
  benefit                            -             4,250          (2,331)         (4,245)          (5,690)(4)
Income (loss) before
  extraordinary loss             (17,844)        (26,471)          3,569           6,624           (1,826)
Net income (loss)                (17,844)        (26,471)          3,569           6,624           (3,005)(5)
Income (loss) applicable
  to common shareholders         (17,844)        (26,701)          3,339           6,415           (3,245)
Per share and share information
  (pro forma as to 1992)(6):
    Income (loss) before
      extraordinary loss
      applicable to common
      shareholders                 (3.18)          (4.75)            .60            1.15              .61
    Income (loss) applicable
      to common shareholders       (3.18)          (4.75)            .60            1.15              .40
    Weighted average common
      shares outstanding       5,618,799shs.   5,618,799shs.   5,592,022shs.   5,585,014shs.    5,585,014shs.

Other Operating Data:
Income before interest,
  income taxes, depreciation,
  amortization, reorganization,
  items and gain/loss from
  abandoned property and other
  assets                          15,236          13,581           37,074         37,946           32,583
Capital expenditures                 972          13,729           14,979         14,955           12,354


                                 As of            As of             As of           As of          As of
                               November 3,     October 29,        October 30,     October 31,    November 1,
                                1996(2)         1995(2)              1994           1993           1992
                                -------         -------              ----           ----           ----

Balance Sheet Data (7):                                            (amounts in thousands)

Current Assets                   $82,058        $116,475         $140,801       $130,172         $123,626
Property, plant and
  equipment, net of accumulated
  depreciation and amortization   65,664          78,784           79,479         76,521           92,231
Total Assets                     149,929         198,203          229,256        215,567          223,424
Long-term debt, including DIP
  Facility and current
  maturities of long-term
  debt and long-term debt
  included in liabilities
  subject to compromise          109,031         142,935          158,311        138,859          116,925
Senior Preferred Stock,
  redeemable                       2,655           2,655            2,425          2,195            4,930
Shareholders' equity (deficit)    (9,328)          7,667           35,836         33,890           51,083


 ---------------------
  Notes to Operating Statement Data and Balance Sheet Data are on the next page.


(1) The years ended November 3, 1996 ("Fiscal Year 1996") and November 1, 1992 ("Fiscal Year 1992") consist of a 53 week period. The years ended October 29, 1995 ("Fiscal Year 1995"), October 30, 1994 ("Fiscal Year 1994") and October 31, 1993 ("Fiscal Year 1993") consist of 52 week periods. No cash dividends on the Common Stock were paid during any of the foregoing periods.

(2) On September 22, 1995, the Bankruptcy Filing occurred. The Company s Fiscal Year 1996 and Fiscal Year 1995 financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting of Entities in Reorganization Under the Bankruptcy Code". In accordance with SOP 90-7, professional fees and restructuring charges directly related to the Bankruptcy Filing have been segregated from normal operations during Fiscal Year 1996 and Fiscal Year 1995. Reference is made to Note 15 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K for a description of reorganization items.

(3) After taking into account a $0.4 million and $1.0 million provision in Fiscal Year 1995 and 1993, respectively for a non-cash loss from abandonment, disposal and impairment of machinery and equipment and other assets to reflect their remaining economic value.

(4) The Company recorded a net deferred income tax expense of $4.2 million primarily to write-off previously recognized income tax benefits.

(5) After taking into account an extraordinary loss of $1.2 million, net of income tax benefit, resulting from a debt refinancing.

(6) The per share and share information for Fiscal Year 1992 is presented on a pro forma basis to give effect to an exchange offer and merger of the Company with an affiliate, as if such transactions occurred at the beginning of fiscal year 1991 and as if such transactions were effected as a recapitalization of the Company. The per share information for Fiscal Year 1996, 1995, 1994 and 1993 is actual.

(7) The Company revalued its assets and liabilities to fair value as of the beginning of Fiscal Year 1993 pursuant to the principles of quasi-reorganization accounting as described in Note 14 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -------------------------------------------------------------
          AND RESULTS OF OPERATIONS
        -------------------------


FORWARD LOOKING STATEMENTS
--------------------------
      Certain statements contained on Form 10-K under this Item 7. and under "Item 1. Business", in addition to certain statements contained elsewhere herein, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such statements may relate, among other things, to future economic performance of the Company, the plans and objectives of management for future operations, including plans or objectives relating to the products of the Company, and projections of revenues, income, income loss, earnings, and earnings loss per share, capital expenditures, capital structure or other financial terms, and assumptions relating to the foregoing. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Those risks, uncertainties and other factors include those accompanying such forward looking statements, the Company s Bankruptcy proceeding, demand for the Company s products, competition, the Company s production needs, wool market conditions, expenses associated with the Company s plan of reorganization, the ability of the Company to obtain adequate exit financing on favorable terms, the adequacy of the Company s current financing and any unexpected financing requirements, as well as other factors contained herein and in the Company s other securities filings.

Recent Events

      As a result of the continued decline in the Company s results of operations throughout Fiscal Year 1995, on September 22, 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The decline in the Company's results of operations during Fiscal Year 1995 was principally due to the Company's rising wool costs and sluggishness of retail apparel sales and a significant decline in women's outerwear sales, which were partially offset by the higher volume in sales of fabrics yielding lower profit margins. This was further compounded by the Company's high debt leverage and resulted in the Company being unable to meet all of its principal and interest payments when such became due.

      Although the rise in wool costs subsequently stabilized, the continued sluggishness of retail apparel sales, as well as the continued economic downturn in the apparel industry has further strained the Company's operating results during Fiscal Year 1996. Recently such underlying market conditions, particularly in men's wear and women s outerwear, have somewhat stabilized, management believes that competition from domestic sources and imports will increase during fiscal year 1997. In response to these factors, management of the Company has instituted plans with a greater focus on significantly reduced product offerings, tighter management of inventory levels, enhanced cost controls and reduced capital expenditures. All of these management actions are designed to improve the Company s cash flows from operations and in total. The Company has improved performance during Fiscal Year 1996 in each of these areas and is continuing to refine its strategies in response to evolving circumstances.

      Further, in the fourth quarter of Fiscal Year 1996, management began efforts to negotiate and document a plan of reorganization pursuant to which the Company will emerge from bankruptcy. The Company currently anticipates that such a plan of reorganization can be confirmed and consummated in the first half of calendar 1997. However, due to the factors involved to confirm a plan of reorganization there can be no assurance that the Company will confirm and consummate a plan of reorganization in such time frame or at all.

      Under Chapter 11, absent authorization of the Bankruptcy Court, efforts to collect on claims against the Company in existence prior to the Bankruptcy Filing are stayed while the Company continues business operations as debtor-in-possession. Unsecured claims against the Company in existence prior to the Bankruptcy Filing are reflected in the Financial Statements included in Item
8. of this Annual Report on Form 10-K as "Liabilities Subject to Compromise". See the Financial Statements included in Item 8. of this Annual Report on Form 10-K and Notes 1 and 11 thereto for a description. Additional claims (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from the rejection of executory contracts, including leases, from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). A successful plan of reorganization may require certain compromises of liabilities (including Secured Claims) that, as of November 3, 1996, are not classified as "Liabilities Subject to Compromise". The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. As of November 3, 1996 the amount of Liabilities Subject to Compromise approximated $88.6 million which primarily includes unsecured trade accounts payable and Subordinated Notes, including interest thereon through the date of the Bankruptcy Filing. Parties holding Secured Claims have the right to move the court for relief from the stay imposed by the Bankruptcy Court to permit foreclosure on collateral, which relief may be granted in certain circumstances. Secured Claims are collateralized by substantially all of the assets of the Company, including accounts receivables, inventory and property, plant and equipment.

      In the course of the Company's operational restructuring, certain assets of the Company have been rendered surplus or obsolete. Accordingly, during Fiscal Year 1996, the Company has increased its inventory market reserves (see
Note 3 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K) and written down certain of its machinery and equipment (see
Note 4 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K). As a plan of reorganization is developed, the Company may further conclude that additional market reserves, write downs of machinery and equipment and write downs of other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of a plan of reorganization that are not reflected in the Financial Statements included in Item 8. of this Annual Report on Form 10-K. Any such additional asset impairment or restructuring costs directly related to reorganization proceedings will be reflected as reorganization items in the Company s financial statements in the period the Company becomes committed to plans which impair the valuation of the Company s assets or incurs a restructuring liability.

      At the Company s request, the Bankruptcy Court established June 28, 1996 as the deadline for creditors to file all pre-petition claims against the Company (the "Bar Date"). On or before May 14, 1996, notices were mailed to all known or potential creditors of the Company advising them that claims against the Company must be submitted by the Bar Date. Subject to limited exceptions, creditors who were required to file claims but failed to meet the deadline are forever barred from voting upon or receiving distributions under any plan of reorganization. Since the Bar Date, the Company has been reviewing and reconciling the proofs of claims that were filed by the creditors. As a result of the reconciliation process, the Company has filed two Omnibus Objections with the Bankruptcy Court objecting to certain claims filed against the Company. As a result of the Omnibus Objections, numerous claims have been expunged and other claims have been reduced. Differences that cannot be resolved by negotiated agreements between the Company and the claimant will be resolved by the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company s financial statements and recorded claims are subject to change which may be material to the financial statements.

      The Company purchases the majority of its raw wool needs from Australia. The Company was able to purchase its raw wool requirements during Fiscal Year 1996 to service its customers' ordering patterns and has entered into commitments for a significant portion of its estimated fiscal year 1997 requirements. Prior to the Bankruptcy Filing, much of the Company's wool was purchased on extended payment terms. Subsequent to the Bankruptcy Filing, the majority of the Company's wool purchases have required payment to the wool providers upon its arrival in the United States or upon the Company's receipt of the wool.



Results of Operations
---------------------
      The Fifty-Three Week Period Ended November 3, 1996 ("Fiscal Year 1996") compared to the Fifty-Two Week Period Ended October 29, 1995 ("Fiscal Year 1995").

      Net sales in Fiscal Year 1996 were $195.0 million, a decrease of $27.2 million or 12.2% from Fiscal Year 1995. Total yards of fabric sold decreased 12.5% during Fiscal Year 1996. The decline in sales is primarily attributable to a decline in sales of women's wear and men's wear businesses which were somewhat offset by increases in women's outerwear (coating), specialty and government fabrics. Due to this shift in product mix, the average per yard selling price increased to $7.45 in Fiscal Year 1996 from $7.42 in Fiscal Year 1995. The decline in men's wear fabrics reflects the shift from tailored men s wear to casual "Friday Wear". The Company is repositioning itself to be able to compete in certain of the higher-end men's wear tailored markets which it believes have a steady, slow growth demand in both private and branded label apparel. The Company is also aligning its woolen men's wear manufacturing operations to more cost effectively compete with imported fabrics of similar construction and style. The decrease in sales in the women's apparel business reflects the Company's more focused product offerings in response to a more competitive, price sensitive market. The Company expects the women's apparel market to become even more competitive in fiscal year 1997 due to an overcapacity in domestic worsted wool manufacturing in connection with the reduced demand for men's worsted products. Accordingly, the Company's focus is to maintain existing customer relationships and markets through competitive pricing, on-time delivery and customer service initiatives that will differentiate the Company from both domestic and foreign suppliers. Sales of women's outerwear fabrics during Fiscal Year 1996 increased approximately 4.4% over Fiscal Year 1995 due to lower outerwear inventories at retail and less impact by imports from Eastern Europe during Fiscal Year 1996. Specialty fabric sales increased approximately 15.4% as sales of baseball cap fabric returned to historical levels as the effects of the baseball strike in 1994/1995 subsided during the Company's Fiscal Year 1996. Excluding Government sales of $8.9 million during Fiscal Year 1996 and $3.7 million in Fiscal Year 1995, net sales declined 14.8% in Fiscal Year 1996 compared to Fiscal Year 1995.

      Cost of goods sold decreased $23.6 million to $172.3 million in Fiscal Year 1996. Gross profit declined $3.6 million or 13.6% to $22.8 million in Fiscal Year 1996 and the gross profit margin declined to 11.7% in Fiscal Year 1996 from 11.8% in Fiscal Year 1995. The Company's reduction of inventory levels in Fiscal Year 1996 has resulted in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years which increased gross profit $2.2 million in Fiscal Year 1996. The decline in gross profit primarily relates to increased wool prices that were not recovered through higher selling prices and reduced manufacturing operations which were not directly offset by reductions in fixed costs. The Company has reduced fixed manufacturing costs during Fiscal Year 1996 to offset reduced manufacturing levels. As these cost reductions were implemented in stages throughout Fiscal Year 1996, the full effect of the savings were not realized in Fiscal Year 1996. The Company will have a fixed cost basis for fiscal year 1997 that is more closely aligned with its expected production needs which is expected to improve the Company's gross margin in fiscal year 1997. Due to these factors the Company expects the gross margins will improve in fiscal year 1997 compared to Fiscal Year 1996. However, changes in wool prices, market conditions and other factors relating to the Company's business could alter the Company's gross margin and accordingly no assurance can be given that gross margins in fiscal year 1997 will improve compared to Fiscal Year 1996. The Company expects overall wool costs in fiscal year 1997 to be a weighted average of approximately 3% lower than Fiscal Year 1996 due to the actual wool purchase commitment position of the Company but there can be no assurance that costs will not exceed this level.

      Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 22.2% to $18.1 million in Fiscal Year 1996 as compared to $23.3 million in Fiscal Year 1995. The majority of the decrease relates to organizational changes implemented during Fiscal Year 1996 which resulted in a flatter corporate organization, particularly in marketing and product development functions. The Company also achieved reductions in other human resource costs and administrative expenses. In Fiscal Year 1996 there was no severance expense included in selling, general and administrative expenses, whereas, in Fiscal Year 1995 over $1.3 million was expensed. Fiscal Year 1996 includes $0.9 million accrued in connection with an incentive compensation and retention program and a financial consulting service agreement. Further, Fiscal Year 1995 included approximately $1.0 million in higher costs associated with the relocation of the Company's corporate and marketing offices.

      The provision for uncollectible accounts decreased from $2.9 million in Fiscal Year 1995 to $1.4 million in Fiscal Year 1996. Such decrease is primarily attributable to a decrease in the Company s sales of $27.2 million in Fiscal Year 1996 when compared to Fiscal Year 1995. Further, the Company's allowance for doubtful accounts in Fiscal Year 1995 was increased due to the bankruptcy filing of two of the Company's men's wear customers, whereas no significant customers of the Company filed for bankruptcy in Fiscal Year 1996 requiring additional reserves.

      Interest expense in Fiscal Year 1996 was $9.1 million compared to $19.6 million in Fiscal Year 1995. This decrease is primarily due to the Company no longer accruing interest on the approximately $56.6 million in principal amount of its Subordinated Notes outstanding as a result of the Bankruptcy Filing and a significant reduction in the Company's borrowings under the DIP Facility due to reduced inventory levels and capital expenditures throughout Fiscal Year 1996. In light of the Bankruptcy Filing, which has resulted in the Company reducing its working capital needs, the Company expects interest expense in fiscal year 1997 to be less than in Fiscal Year 1996. Interest, at the contractual rate of $8.4 million per annum, on the Company's 14-3/4% Senior Subordinated Notes with a face value of approximately $56.6 million, is no longer being accrued as a result of the Bankruptcy Filing.

      Since the Bankruptcy Filing, the Company has been reassessing its business strategy and capital expenditures plans. This process, which began in the Company's 1995 fourth quarter will be on-going until the Company successfully develops and implements its plan of reorganization and emerges from bankruptcy. In the course of this process, the Company is significantly reducing its product offerings, manufacturing production levels and capital spending plans (including those for computer information systems). As a result of such events, certain assets of the Company have been rendered surplus or obsolete. During Fiscal Year 1996, the Company increased inventory market reserves by $10.7 million of which $3.5 million was charged to reorganization expense in connection with the Company's assessment and evaluation of its business strategy which resulted in the Company continuing to reduce its product offerings. Certain yarn inventory which had been previously identified as surplus or obsolete inventory were sold for its net carrying value which was $4.9 million below its gross inventory value. The sale transactions resulted in a release of yarn inventory market reserves of $4.9 million and did not give rise to any loss during Fiscal Year 1996 as a significant portion had been written down during the Company's fourth quarter in Fiscal Year 1995. During Fiscal Year 1996 the Company also announced its intention to close manufacturing operations in the Tifton facility. Such closing was completed in November 1996 (see Note 4 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K.) These expenses have been reflected in the Company's financial statements as reorganization items in the periods incurred. As a result of the Bankruptcy Filing and the Company's operational restructuring, during Fiscal Year 1996, the Company incurred $4.1 million in professional fees, accrued $1.1 million in connection with the expected loss from the sale of the Tifton facility, recognized $1.1 million in additional interest expense as a result of being in default of the Senior Secured Notes, realized a loss of $0.9 million due to the rejection and amendment of certain executory contracts, wrote down barter credits by $0.5 million and incurred $0.9 million in other reorganization items. All of these costs and write offs have been accounted for as reorganization items in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting of Entities in Reorganization Under the Bankruptcy Code". As a plan of reorganization is developed the Company may further conclude that additional market reserves, write downs of machinery and equipment and write downs of other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of a plan of reorganization that are not reflected in Financial Statements included in Item 8. of this Annual Report on Form 10-K. Any additional asset impairment or restructuring costs directly related to reorganization proceedings will be reflected as reorganization items in the Company's financial statements in the period the Company becomes committed to plans which impair the valuation of the Company s assets or incurs a restructuring liability.

      The Company's effective tax rate was 13.8% for Fiscal Year 1995. The Company did not recognize an income tax benefit in Fiscal Year 1996 as no further amount of net operating losses can be carried back. To the extent the Company had net deferred tax assets at November 3, 1996, the Company, during Fiscal Year 1996, established a valuation allowance to reduce such net deferred tax assets to zero.

      As a result of the foregoing, the Company realized a net loss of $17.8 million in Fiscal Year 1996 compared to a net loss of $26.5 million in Fiscal Year 1995.

      Preferred stock in-kind dividends and accretion to redemption value was $230,000 in Fiscal Year 1995 and zero in Fiscal Year 1996. The Company stopped accruing the dividend under the redeemable preferred stock and accreting of the recorded balance to redemption value as a result of the Bankruptcy Filing. As a result of the foregoing, the Company's loss applicable to common shareholders was $17.8 million in Fiscal Year 1996, compared to loss applicable to common shareholders of $26.7 million in Fiscal Year 1995.

      The Company's sales order backlog at December 29, 1996 was $60.0 million, an increase of $10.2 million from the comparable period one year ago. Excluding government orders, which yield slightly lower gross profit margins, the backlog at December 29, 1996 was $49.7 million or $9.4 million greater than the comparable period one year ago. The increase in the backlog, excluding government orders, is attributable to an overall improvement in order position for the women's apparel group, particularly in wool flannels. The Company believes that its backlog of sales orders at the comparable period in Fiscal Year 1995 was adversely influenced by the timing of the Company's Bankruptcy Filing. Based on current market trends and world-wide excess in worsted fabric manufacturing capacity, management expects increased competition in its women's wear worsted product line. The stabilization of the men's wear and women's outerwear markets are expected to help offset the effects, if any, of the increased competition in the women's wear worsted market. Accordingly, the Company expects sales in fiscal year 1997 to be approximately the same as Fiscal Year 1996, although there can be no assurance that sales will reach such level. The Company's ability to achieve such a level of sales will depend on market conditions and other factors beyond the Company's control.

      The Fifty-Two Week Period Ended October 29, 1995 ("Fiscal Year 1995") compared to the Fifty-Two Week Period ended October 30, 1994 ("Fiscal Year 1994").

     Net sales in Fiscal Year 1995 were $222.2 million, a decrease of $14.9 million or 6.3% from Fiscal Year 1994. Total yards of fabric sold decreased 3.7% during Fiscal Year 1995. The decline in sales is attributable to a decline in sales of women's outerwear (coating), men's wear and specialty fabrics which were somewhat offset by increases in women's wear, converting (a product line the Company exited during Fiscal Year 1996) and Carpini (Forstmann International) fabrics. Due to this shift in product mix, the average per yard selling price declined from $7.63 in Fiscal Year 1994 to $7.42 in Fiscal Year 1995. Sales of women's outerwear fabrics declined 43% in Fiscal Year 1995 due to the unseasonably warm fall and winter weather experienced in much of the U.S. last year and the increase in women's coats imported from Eastern Europe during Fiscal Year 1995. As a result, during 1995, higher levels of women's coats remained in retail inventories resulting in lower demand for the Company's women's outerwear fabrics for the fall and winter season. Compounding the effect of the decline in women's outerwear fabrics was a decline in sales of men's wear worsted and specialty fabrics. The decline in men's wear sales reflects the continuing decline in the sale of tailored men's wear and the shift to "Friday wear". The decline in specialty fabrics is primarily due to the effects of the prolonged major league baseball strike which resulted in lower demand for baseball caps. Excluding government sales ($3.7 million in Fiscal Year 1995 and $2.9 million in Fiscal Year 1994), which traditionally yield lower gross profit margins, net sales for Fiscal Year 1995 declined $15.7 million from Fiscal Year 1994.

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

     The provision for uncollectible accounts increased from $2.2 million in Fiscal Year 1994 to $2.9 million. Such increase is primarily attributable to an increase in the Company's allowance for uncollectible accounts in Fiscal Year 1995 resulting from the filing by two of the Company's men's wear customers for protection under the United States Bankruptcy Code. Further, the Company increased its general allowance based on continuing economic downturn in the apparel industries, in which most of the Company's customers operate. During Fiscal Year 1994, the allowance for doubtful accounts included an increased provision as a result of one of the Company's outerwear customers filing for protection under the United States Bankruptcy Code in February 1994.

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

     Preferred stock in-kind dividends and accretion to redemption value was $230,000 in both Fiscal Years 1995 and 1994. As a result of the Bankruptcy Filing, the Company is no longer accruing the dividend under the redeemable preferred stock and accreting the recorded balance to redemption value.
As a result of the foregoing, the Company s loss applicable to common shareholders in Fiscal Year 1995 was $26.7 million, compared to income applicable to common shareholders of $3.3 million in Fiscal Year 1994.

Liquidity and Capital Resources
-------------------------------

     The Company historically has financed its operations and investing activities through a combination of borrowings, equipment leasing, and internally generated funds. The Company's financing needs have been significantly reduced from historical levels during Fiscal Year 1996 due to the Company's curtailment of its $100 million capital expenditure program initiated in 1992, aggressive inventory management and through cost reductions implemented during Fiscal Year 1996. At November 3, 1996 gross inventories, net of LIFO reserve, were $51.0 million, compared to $78.1 million at October 29, 1995.

     The Company has obtained debtor-in-possession (DIP) financing from GE Capital under a DIP Facility. The DIP Facility provides up to $85 million (which includes a $10.0 million letter of credit facility) under a borrowing base formula, (see Note 7 to the Company's Financial Statements included in Item 8. of this Annual Report on Form 10-K). The DIP Facility was amended on May 31, 1996, to, among other things, cure the minimum EBITDA covenant violation that existed at April 28, 1996, set revised minimum EBITDA covenant and caps on eligible inventory included in the borrowing base.

     The DIP Facility was further amended on October 10, 1996 to extend the maturity of the facility one year to October 31, 1997, to cure all minimum EBITDA covenant violations for any period ending prior to September 1, 1996 and to set revised minimum EBITDA covenants for the remainder of the Company's Fiscal Year 1996 and all of fiscal year 1997. Based upon current financial forecasts, management of the Company expects that the Company will not be in violation of the DIP Facility while under court protection. However, depending upon the results of future operations, a future violation may occur. The October 1996 amendment to the DIP Facility also reduces the advance rate for eligible inventory and sets revised inventory advance caps. The Company expects that availability under the DIP Facility will be adequate to fund its operating and capital expenditure requirements for all of fiscal year 1997.

     The Company is negotiating exit financing that will be necessary in connection with its emergence from the Bankruptcy proceeding. There can be no assurance that the Company will be able to obtain adequate amounts of financing, if at all, or that if obtained, such financing will be on terms favorable to the Company.

     Proceeds from the Company's operations (as defined) during Fiscal Year 1996 were first applied to repay in full the principal amount of borrowings under the GE Capital Facility. Thereafter, proceeds from the Company's operations are applied to reduce the principal amount of borrowings outstanding under the DIP Facility. Unused portions of the DIP Facility may be borrowed and reborrowed subject to availability in accordance with the then applicable commitment and borrowing base limitations.

     The Company's cash requirements, including working capital and capital expenditures during Fiscal Year 1996, were funded from the proceeds from borrowings under the DIP Facility. At November 3, 1996, the aggregate amount of revolving loans and letters of credit outstanding under the DIP Facility was approximately $18.6 million and loan availability under the DIP Facility in excess of the Company's outstanding borrowings and letters of credit, was approximately $20.2 million.

     The Company expects that cash generated from operations and borrowings under the DIP Facility will be sufficient to fund its fiscal year 1997 working capital and capital expenditures requirements. However, expected cash flow from operations is dependent upon achieving sales expectations during fiscal year 1997 which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under its DIP Facility will tend to increase throughout the fiscal year until the fourth quarter, when, at year-end, borrowings will tend to be the lowest. However, the Company's ability to reduce its working capital needs, as well as, deviations from the Company's fiscal year 1997 operating plan, could result in borrowings at the end of fiscal year 1997 being higher than at the beginning of fiscal year 1997 or being higher during various times within fiscal year 1997 than comparable periods within Fiscal Year 1996.

     The Company is in default of substantially all of its pre-petition debt agreements (other than the DIP Facility). All outstanding unsecured debt of the Company has been presented in these financial statements as "Liabilities Subject to Compromise."

     As a result of the Bankruptcy Filing, the Company has not remitted principal and interest which are due under the Senior Secured Notes. The Company agreed to remit to holders of the Company's Senior Secured Notes $600,000 on March 21, 1996 and, commencing in April 1996, $100,000 at the end of each month through October 31, 1996. Such payments represent adequate protection payments, as defined by the Bankruptcy Code, for the use of the collateral securing the Senior Secured Notes. In connection with such agreements, the Company also agreed to pay up to $240,000 in appraisal fees and expenses and legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee under the Senior Secured Notes Indenture. The agreement was amended to provide adequate protection payments in the amount of $125,000 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the Company's bankruptcy case or (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $85,000 in legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The Company has applied adequate protection payments made as of November 3, 1996 to accrued interest. However, final application as to principal and interest of the adequate protection payments, including appraisal fees and expenses and legal fees and expenses, is to be subsequently determined pursuant to the Bankruptcy Code. See Note 7 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K for a full description of the Senior Secured Notes.

     As result of the Bankruptcy Filing, the Company has not remitted principal and interest payments which are due under the CIT Equipment Facility. At the Bankruptcy Filing date the Company owed CIT $7.7 million in principal and accrued interest payments and had issued $1.5 million in letters of credit payable to CIT. During Fiscal Year 1996, CIT drew against all amounts outstanding under the letters of credit to satisfy a portion of the principal and interest due under the CIT Equipment Facility. In Fiscal Year 1996, the Company agreed to provide adequate protection payments to CIT in connection with the CIT Equipment Facility. The agreement required the Company to remit monthly payments in arrears in the amount of $95,000 at the end of each month commencing March 31, 1996 through October 31, 1996. The Company also agreed to pay $81,000 in legal fees and disbursements incurred by CIT. The agreement was subsequently amended to provide adequate protection payments in the amount of $118,750 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the Company's bankruptcy case or (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $48,000 in legal fees and expenses incurred by CIT. The Company has applied adequate protection payments made as of November 3, 1996 first to accrued interest and secondly to outstanding principal. However, final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code. See Note 7 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K for a full description of the CIT Equipment Facility.

     Capital additions for plant and equipment and investment in other assets, principally computer information systems, were $1.9 million in Fiscal Year 1996. The Company expects spending for capital expenditures, primarily machinery and equipment, in fiscal year 1997 to be greater than Fiscal Year 1996 due to renewals or betterments of machinery and equipment and compliance with environmental regulations which will be required in fiscal year 1997. Under the terms of the DIP Facility, capital expenditures (including investments in computer information systems) can not exceed $5.0 million and the Company is prohibited from entering into any additional capital lease obligations. Further, the DIP Facility prohibits the Company from entering into any operating lease obligations other than for replacement of existing operating lease obligations where the minimum annual rental payments under the new operating lease does not exceed the old operating lease by $50,000 or more.

     Net cash provided by operating activities during Fiscal Year 1996 was $36.2 million, an increase of $8.8 million from Fiscal Year 1995. Historically, during the first half of its fiscal year, the Company utilizes cash to fund operations, whereas operations provide cash during the second half of the Company's fiscal year. Net cash used in investing activities during Fiscal Year 1996, primarily for capital expenditures (including investments in computer information systems), was $1.7 million, a decrease of $13.2 million from Fiscal Year 1995. Such decrease was primarily due to capital expenditures in Fiscal Year 1996 being curtailed in connection with the Company filing for bankruptcy at the end of Fiscal Year 1995.

    Working capital at November 3, 1996 was $18.1 million, a decrease of $26.6 million from October 29, 1995. This decrease resulted, in part, from a $34.4 million decrease in current assets, primarily attributable to a decrease in accounts receivable of $8.0 million and a decrease in inventories of $24.8 million. The decrease in accounts receivable is primarily attributable to the reduction in dated receivables at November 3, 1996 compared to October 29, 1995 as well as improved collections in the Company's fourth quarter of Fiscal Year 1996 resulting in a lower accounts receivable balance. Although accounts receivable declined, bill and hold accounts receivable increased $2.0 million from $14.5 million at October 29, 1995 to $16.5 million at November 3, 1996. This increase is primarily due to one of the Company's customers placing a significant bill and hold order during the third and fourth quarter of Fiscal Year 1996. The decrease in inventories is primarily attributable to the Company's aggressive inventory management plan which more closely matches production to orders taken and a $3.5 million increase in inventory market reserves mainly due to the Company's assessment and evaluation of its business strategy as more thoroughly discussed in Note 1 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K. Further as a result of the Company s focus on inventory management, current liabilities decreased by $7.9 million of which $32.0 million relates to lower borrowings under the DIP Facility in connection with the Company's reduced borrowings to fund inventory and other requirements. This was partially offset by a $20.3 million reclassification of long-term debt to current maturities of long-term debt ($18.0 million of which relates to the Senior Secured Notes) and a $4.4 million increase in accrued liabilities. The increase in accrued liabilities is primarily attributable to accrual for costs associated with the Company's Incentive Compensation and Retention Program (see Note 10 to the Financial Statements included in Item 8. of this Annual Report on Form 10-K), and accrual for professional expenses associated with the Bankruptcy Filing.

     Historically, the Company experiences an increase in accounts receivable during the second and third quarters of its fiscal year, due to the seasonal increase in sales which typically occurs in February through July of each year. This seasonal pattern is further influenced by the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating"), which permit payment 60 days beyond July 1 for invoices billed in January through June. Accounts receivable at November 3, 1996 included $0.3 million of receivables with dating, whereas at October 29, 1995 accounts receivable included $1.7 million of receivables with dating. The Company expects sales with dating terms to be higher in fiscal year 1997 due to the anticipated increase in demand for coating fabrics during fiscal year 1997.

     The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between United States and Australian dollars can materially affect the
Company's results of operations for financial reporting purposes.   Based on
the Company's forward purchase commitments, the Company expects wool costs to be a weighted average of approximately 3% lower in fiscal year 1997 as compared to Fiscal Year 1996, although there can be no assurance that such costs will not exceed such levels.

     The Company's assumed discount rate (the "discount rate") used to measure the accumulated benefit obligation for its hourly and salaried pension plans under SFAS No. 87, "Employers' Accounting for Pensions," as of the end of Fiscal Year 1996 was increased from 7.25% to 7.50% based on the composition of the accumulated benefit obligation and current economic conditions. The Company's hourly pension plan's accumulated benefit obligation as of November 3, 1996 exceeds the plan assets at fair value by $442,000. As of the end of Fiscal Year 1995, the discount rate was decreased from 8.75% to 7.25% based on then prevailing economic conditions. As of the end of Fiscal Year 1995, the Company's hourly pension plan's accumulated benefit obligation exceeded plan assets at fair value by $1.5 million.

     During Fiscal Year 1996, the Company decreased its accrued additional pension liability in excess of accumulated benefit obligation from $2.0 million to $1.2 million and decreased the $2.0 million excess of additional pension liability over unrecognized prior service cost to $1.1 million. This decrease is based primarily on the increasing of the discount rate and head count reductions which occurred during Fiscal Year 1996. The Company estimates that net periodic pension cost for both the hourly and salaried pension plans during fiscal year 1997 will be slightly lower than in Fiscal Year 1996. However, changes in the Company's employment base or future changes in the hourly and salaried pension plans could result in actual results for fiscal year 1997 differing from expectations.

     The Company does not believe that inflation, other than the increase in wool costs, has had a material impact on its business.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


                      INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE


Independent Auditors' Report                                               35

Balance Sheets as of November 3, 1996
and October 29, 1995                                                       36

Statements of Operations for the Fifty-Three Weeks
Ended November 3, 1996 and the Fifty-Two Weeks
Ended October 29, 1995 and October 30, 1994                                37

Statements of Cash Flows for the Fifty-Three Weeks
Ended November 3, 1996 and the Fifty-Two Weeks
Ended October 29, 1995 and October 30, 1994                                38

Statements of Shareholders' Equity (Deficit)
for the Fifty-Two Weeks Ended October 30, 1994
and October 29, 1995 and the Fifty-Three Weeks
Ended November 3, 1996                                                     40

Notes to Financial Statements for the Fifty-Three Weeks
Ended November 3, 1996 and the Fifty-Two Weeks Ended
October 29, 1995 and October 30, 1994                                      41

Schedule II
Supplemental Financial Statement Schedule for the
Fifty-Three Weeks Ended November 3, 1996 and the
Fifty-Two Weeks Ended October 29, 1995 and
October 30, 1994                                                           64



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Forstmann & Company, Inc. (Debtor-in-Possession):


We have audited the accompanying balance sheets of Forstmann & Company, Inc. (Debtor-in-Possession) (the "Company") as of November 3, 1996 and October 29, 1995, and the related statements of operations, shareholders equity (deficit) and cash flows for the fifty-three weeks ended November 3, 1996 and the fifty-two weeks ended October 29, 1995 and October 30, 1994. Our audits also include the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and financial statement schedule are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Forstmann & Company, Inc. at November 3, 1996 and October 29, 1995, and the results of its operations and its cash flows for the fifty-three weeks ended November 3, 1996 and the fifty-two weeks ended October 29, 1995 and October 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information as set forth therein.

As discussed in Notes 1 and 7 to the financial statements, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on September 22, 1995. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations, shareholders deficiency and its ability to obtain confirmation of a plan of reorganization with its creditors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.






DELOITTE & TOUCHE LLP
Atlanta, Georgia
December 20, 1996

FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)
-----------------------------------------------------------------------

BALANCE SHEETS
NOVEMBER 3, 1996 AND OCTOBER 29, 1995

                                                                         NOTES           1996                  1995
                                                                        -----            ----                  ----
ASSETS

CURRENT ASSETS:

  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $      48,000        $     52,000
  Accounts receivable, net of allowance
      of $4,205,000 and $2,991,000  . . . . . . . . . . . . . . .                      35,881,000          43,872,000
  Current income taxes receivable . . . . . . . . . . . . . . . .           9               9,000           2,417,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .           3          44,646,000          69,470,000
  Current deferred tax assets . . . . . . . . . . . . . . . . . .           9                  -                 -
  Other current assets  . . . . . . . . . . . . . . . . . . . . .                         224,000             664,000
  Property, plant and equipment held
    for sale  . . . . . . . . . . . . . . . . . . . . . . . . . .           4           1,250,000                -
                                                                                     ------------         ------------
    Total current assets  . . . . . . . . . . . . . . . . . . . .                      82,058,000         116,475,000

Property, plant and equipment, net  . . . . . . . . . . . . . . .           4          65,664,000          78,784,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .           5           2,207,000           2,944,000
                                                                                     ------------         ------------

    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $149,929,000        $198,203,000
                                                                                     ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE:

  Current maturities of long-term debt  . . . . . . . . . . . . .           7        $ 48,389,000        $ 61,001,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .                       2,173,000           1,771,000
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .        6,12          13,399,000           9,048,000
                                                                                      ------------       -------------
    Total current liabilities . . . . . . . . . . . . . . . . . .                      63,961,000          71,820,000

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .           7           4,010,000          25,302,000
Deferred tax liability  . . . . . . . . . . . . . . . . . . . . .           9                -                   -
                                                                                    --------------     ---------------

    Total liabilities not subject to compromise . . . . . . . . .                      67,971,000          97,122,000

Liabilities subject to compromise . . . . . . . . . . . . . . . .          11          88,631,000          90,759,000

Commitments and contingencies . . . . . . . . . . . . . . . . . .          12

Redeemable preferred stock subject to compromise,
    $1.00 par value, 100,000 shares authorized,
    56,867.50 shares issued and outstanding
    (aggregate redemption and liquidation value
    of $100 per share or $5,686,750)  . . . . . . . . . . . . . .           8           2,655,000           2,655,000

SHAREHOLDERS' EQUITY (DEFICIT):                                       2,10,12
  Common stock, $.001 par value, 20,000,000
      shares authorized, 5,618,799 shares
      issued and outstanding  . . . . . . . . . . . . . . . . . .                           5,619               5,619
  Non-voting common stock, $.001 par value,
      120,000 shares authorized, nil shares
      issued and outstanding  . . . . . . . . . . . . . . . . . .                            -                   -
  Additional paid-in capital  . . . . . . . . . . . . . . . . . .                      26,564,381          26,564,381
  Excess of additional pension liability
      over unrecognized prior service cost  . . . . . . . . . . .                      (1,107,000)         (1,956,000)
  Retained deficit since November 2, 1992 . . . . . . . . . . . .                     (34,791,000)        (16,947,000)
                                                                                     -------------       -------------
      Total shareholders' equity (deficit)  . . . . . . . . . . .                      (9,328,000)          7,667,000
                                                                                     -------------       -------------

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $149,929,000        $198,203,000
                                                                                     ============        ============

See notes to financial statements.

FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)

STATEMENTS OF OPERATIONS
FOR THE FIFTY-THREE WEEKS ENDED NOVEMBER 3, 1996
AND THE FIFTY-TWO WEEKS ENDED OCTOBER 29, 1995
AND OCTOBER 30, 1994

                                                            NOTES           1996                1995                1994
                                                            -----           ----                ----                ----
Net sales                                                              $195,028,000         $222,217,000        $237,085,000

Cost of goods sold                                                      172,273,000          195,894,000         189,233,000
                                                                      -------------        -------------        -------------

Gross profit                                                             22,755,000           26,323,000          47,852,000

Selling, general and administrative
  expenses                                                               18,129,000           23,310,000          22,377,000

Provision for uncollectible accounts
  and notes receivable                                                    1,397,000            2,879,000           2,167,000

Loss (gain) from abandonment, disposal
  and impairment of machinery and
  equipment and other assets                                    4           (45,000)             382,000            (109,000)
                                                                      -------------        -------------      ---------------

Operating income (loss)                                                   3,274,000             (248,000)         23,417,000

Interest expense (contractual interest of $17,683,000
for 1996 and $20,422,000 for 1995)                              7         9,063,000           19,569,000          17,517,000
                                                                      -------------        -------------       --------------

Income (loss) before reorganization
  items and income taxes                                                 (5,789,000)         (19,817,000)          5,900,000

Reorganization items                                           15        12,055,000           10,904,000                -
                                                                      -------------        -------------       --------------

Income (loss) before income taxes                                       (17,844,000)         (30,721,000)          5,900,000

Income tax provision (benefit)                                  9              -              (4,250,000)          2,331,000
                                                                      -------------        -------------       --------------

Net income (loss)                                                       (17,844,000)         (26,471,000)          3,569,000

Preferred stock in-kind dividends
  and accretion to redemption
  value                                                         8              -                (230,000)           (230,000)
                                                                      -------------        -------------      ---------------

Income (loss) applicable to common
  shareholders                                                         $(17,844,000)        $(26,701,000)     $    3,339,000
                                                                       ============         ============       ==============

Per share and share information:
    Income (loss) applicable to common
      shareholders                                                     $      (3.18)        $     (4 .75)     $          .60
                                                                       ============         ============       =============

    Weighted average common shares
      outstanding                                                         5,618,799            5,618,799           5,592,022
                                                                       ============         ============       =============

See notes to financial statements.


FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)


STATEMENTS OF CASH FLOWS
FOR THE FIFTY-THREE WEEKS ENDED NOVEMBER 3, 1996
AND THE FIFTY-TWO WEEKS ENDED OCTOBER 29, 1995
AND OCTOBER 30, 1994

                                                                            1996                 1995               1994
                                                                           -----                 ----               -----

Net income (loss)                                                       $ (17,844,000)      $ (26,471,000)      $   3,569,000
                                                                       -------------       -------------        -------------

Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
    Depreciation and amortization                                          13,113,000          13,982,000          13,942,000
    Write-off of debt premium                                                     -            (3,531,000)               -
    Write-off of deferred financing costs                                         -             1,005,000                -
    Income tax provision (benefit)                                                -            (4,250,000)          2,331,000
    Income tax refunds (payments), net                                      2,531,000           1,014,000          (3,429,000)
    Provision for uncollectible accounts and notes receivable               1,397,000           2,879,000           2,167,000
    Increase (decrease) in market reserves                                 (2,249,000)          6,418,000             290,000
    Loss (gain) from abandonment, disposal and
      impairment of machinery and equipment and other assets                1,782,000           8,199,000            (109,000)
    Foreign currency transaction loss (gain)                                   22,000              (2,000)            (10,000)
    Changes in current assets and current liabilities,
      exclusive of quasi-reorganization adjustments:
        Accounts receivable                                                 6,594,000          10,338,000         (10,071,000)
        Inventories                                                        27,073,000            (711,000)           (235,000)
        Other current assets                                                  456,000             279,000             102,000
        Accounts payable                                                      446,000         (11,382,000)        (11,427,000)
        Accrued liabilities                                                 4,190,000          (3,224,000)          1,019,000
    Investment in notes receivable, net                                           -               (10,000)            161,000
    Operating liabilities subject to compromise                            (1,279,000)         32,940,000                 -
                                                                     ---------------     ---------------       -------------

Total adjustments                                                          54,076,000          53,944,000          (5,269,000)
                                                                     ---------------     ---------------        -------------

      Net cash provided (used) by operating activities                     36,232,000          27,473,000          (1,700,000)
                                                                     ---------------     ---------------        -------------

Cash flows used in investing activities:
  Investment in property, plant and equipment                                (972,000)        (13,729,000)        (11,338,000)
  Investment in other assets, principally
    computer information systems                                             (921,000)         (1,361,000)         (2,054,000)
  Proceeds from disposal of machinery and equipment                           150,000             110,000             185,000
                                                                     ---------------      --------------         ------------

      Net cash used by investing activities .                              (1,743,000)        (14,980,000)        (13,207,000)
                                                                     ---------------      --------------         ------------

Cash flows from financing activities:
  Net borrowings under the DIP Facility                                     6,582,000           9,434,000                -
  Net borrowings (repayments) under GE Capital Facility                   (38,626,000)        (20,070,000)        11,478,000
  Proceeds from the Term Loan                                                    -              7,500,000                -
  Repayment of the Term Loan                                                     -             (7,500,000)               -
  Proceeds from sales of Senior Secured Notes                                    -                   -             10,000,000
  Repayment of Senior Secured Notes                                           (91,000)               -             (3,000,000)
  Borrowings under the CIT Equipment Facility                                    -              2,487,000           1,113,000
  Repayment of other financing arrangements                                (1,770,000)         (2,900,000)         (3,090,000)
  Incentive stock options exercised                                              -                   -                 26,000
  Deferred financing costs                                                   (588,000)           (572,000)           (821,000)
  Cash paid in connection with Dissenters' Proceeding                            -               (869,000)           (803,000)
                                                                      ---------------     ---------------      --------------

        Net cash provided (used) by financing activities                  (34,493,000)        (12,490,000)         14,903,000
                                                                      --------------      --------------       -------------

Net increase (decrease) in cash                                                (4,000)              3,000              (4,000)
Cash at beginning of period                                                    52,000              49,000              53,000
                                                                      --------------      --------------       -------------

Cash at end of period                                                  $       48,000      $       52,000       $      49,000
                                                                      ==============      ==============       =============


FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)

STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE FIFTY-THREE WEEKS ENDED NOVEMBER 3, 1996
AND THE FIFTY-TWO WEEKS ENDED OCTOBER 29, 1995
AND OCTOBER 30, 1994

                                                                             1996                1995                1994
                                                                             ----                ----                ----

Supplemental disclosure of cash flow
  information:
    Cash paid during the period for interest                              $  6,187,000        $ 15,336,000        $ 17,316,000
                                                                          ============        ============        ============
    Cash (received) paid during the period
      for income taxes, net                                               $ (2,531,000)       $ (1,014,000)       $  3,429,000
                                                                          ============        ============        ============
    Cash paid during the period for
      professional fees relating to
      services rendered in connection
      with the Chapter 11 proceeding and
      other reorganization items paid                                     $  4,778,000        $    847,000        $       -
                                                                          ============         ===========         ===========

Supplemental schedule for non-cash
  investing and financing activities:
    Capital lease obligations incurred                                    $       -           $        -          $  3,641,000
                                                                         ============         ============        ===========

    Preferred stock in-kind dividends and
      accretion to redemption value                                       $       -           $    230,000        $    230,000
                                                                         ============         ============        ===========

Supplemental schedule of changes in
  current assets and current liabilities:
    Accounts receivable trade, net:
      Decrease (increase) from operations                                 $  6,594,000        $ 10,338,000        $(10,071,000)
      Provision for uncollectible accounts                                   1,397,000           2,879,000           1,798,000
                                                                          -----------         ------------       -------------

        Net decrease (increase)                                           $  7,991,000        $ 13,217,000       $  (8,273,000)
                                                                          ===========         ============       =============

    Inventories:
      Decrease (increase) from operations                                 $ 27,073,000        $   (711,000)     $     (235,000)
      Decrease from non-cash barter transaction                                    -             1,704,000                -
      Increase (decrease) in market reserves                                (2,249,000)          6,418,000             290,000
                                                                         ------------        -------------      --------------

        Net decrease                                                      $ 24,824,000        $  7,411,000      $       55,000
                                                                         ============        =============      ==============

    Accrued liabilities:
      Increase (decrease) from operations                                 $  4,190,000        $ (3,224,000)     $    1,019,000
      Quasi-reorganization adjustments                                            -                   -              1,172,000
                                                                         ------------        -------------      --------------

        Net (decrease) increase                                           $  4,190,000        $ (3,224,000)     $    2,191,000
                                                                         ============        =============      ==============

See notes to financial statements.


FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)

STATEMENT OF SHAREHOLDERS  EQUITY (DEFICIT)
FOR THE FIFTY-TWO WEEKS ENDED OCTOBER 30, 1994 AND OCTOBER 29, 1995
AND THE FIFTY-THREE WEEKS ENDED NOVEMBER 3, 1996

                                                                 Pension
                                                                Liability
                                             Additional         Over Prior       Retained          Total
                              Common          Paid-In            Service          (Deficit)     Shareholders'
                               Stock          Capital             Cost         Earnings      Equity (Deficit)
                              -------       ------------       -----------     ------------  ----------------


Balance, October 31,  1993     $5,585        $28,570,415       $(1,101,000)   $    6,415,000        $  33,890,000

Adjustments to Quasi
  Reorganization                   30         (1,993,660)             -                 -              (1,993,630)

Adjustments to pension
  liability over prior
  service cost                    -                 -              575,000              -                 575,000

Incentive stock options
  exercised                        4              25,626              -                 -                  25,630

Income applicable to common
   shareholders                   -                 -                 -            3,339,000            3,339,000
                               ------        ------------         ---------       ----------           ----------

Balance, October 30, 1994       5,619         26,602,381          (526,000)        9,754,000           35,836,000

Adjustments to Quasi
  Reorganization                 -               (38,000)             -                 -                 (38,000)

Adjustments to pension
  liability over prior
  service cost                   -                  -           (1,430,000)             -              (1,430,000)

Loss applicable to common
  shareholders                   -                  -                 -          (26,701,000)         (26,701,000)

                               ------        -----------        -----------    -------------          -----------

Balance, October 29, 1995       5,619         26,564,381        (1,956,000)      (16,947,000)           7,667,000

Adjustments to pension
  liability
  over prior service cost        -                  -              849,000              -                 849,000

Loss applicable to common
  shareholders                   -                  -                 -          (17,844,000)         (17,844,000)
                               ------        -----------        -----------     -------------        -------------

Balance, November 3, 1996      $5,619        $26,564,381       $(1,107,000)     $(34,791,000)       $  (9,328,000)
                               ======         ===========       ===========      ============        =============






See notes to financial statements.


FORSTMANN & COMPANY, INC.
(DEBTOR-IN-POSSESSION)


NOTES TO FINANCIAL STATEMENTS FOR THE FIFTY-THREE WEEKS
ENDED NOVEMBER 3, 1996 AND THE FIFTY-TWO WEEKS ENDED
OCTOBER 29, 1995 AND OCTOBER 30, 1994

1.   NATURE OF BUSINESS AND BANKRUPTCY FILING

     Forstmann & Company, Inc. (the "Company") is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard tables, sports caps and school uniforms. The apparel industry represents the majority of the Company's customers. A majority (50.4%) of the Company s common stock is owned by Odyssey Partners, L.P.

     The Company's results of operations declined significantly during Fiscal Year 1995 (hereinafter defined). On September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The decline in the Company s results of operations during Fiscal Year 1995 was principally due to rising wool costs, sluggishness of retail apparel sales and a significant decline in women's outerwear sales, which were partially offset by the higher volume in sales of fabrics yielding lower profit margins. This was further compounded by the Company's high debt leverage and resulted in the Company being unable to meet all of its principal and interest payments when such became due.

     Although the rise in wool costs subsequently stabilized, the continued sluggishness of retail apparel sales, as well as the continued economic downturn in the apparel industry has further strained the Company's operating results during Fiscal Year 1996 (hereinafter defined). Recently such underlying market conditions, particularly in men's wear and women's outerwear, have somewhat stabilized, management expects that competition from domestic sources and imports will increase during fiscal year 1997. In response to these factors, management of the Company has instituted plans with a greater focus on significantly reduced product offerings; tighter management of inventory levels; enhanced cost controls; and reduced capital expenditures. All of these management actions are designed to improve the Company's cash flows from operations and in total. The Company has successfully improved performance during Fiscal Year 1996 in each of these areas and is continuing to refine its strategies in response to evolving circumstances.

     Further, in the fourth quarter of Fiscal Year 1996, management began efforts to negotiate and document a plan of reorganization pursuant to which the Company will emerge from bankruptcy. The Company currently anticipates that such a plan of reorganization can be confirmed and consummated in the first half of calendar year 1997. However, there can be no assurance that the Company will confirm and consummate a plan of reorganization in such time frame or at all. The financial statements, as of November 3, 1996, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Under Chapter 11, absent authorization of the Bankruptcy Court, efforts to collect on claims against the Company in existence prior to the Bankruptcy Filing are stayed while the Company continues business operations as a debtor-in-possession. Unsecured claims against the Company in existence prior to the Bankruptcy Filing are reflected as "Liabilities Subject to Compromise". See
Note 11 to the Financial Statements. Additional claims (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). A successful plan of reorganization may require certain compromises of liabilities (including Secured Claims) that, as of November 3, 1996, are not classified as "Liabilities Subject to Compromise". The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. As of November 3, 1996, the Company estimates that the amount of Liabilities Subject to Compromise approximates $88.6 million which primarily included unsecured trade accounts payable and Subordinated Notes, including interest thereon through the date of the Bankruptcy Filing (see Note 11 to the Financial Statements). Parties holding Secured Claims have the right to move the court for relief from the stay, which relief may be granted upon satisfaction of certain statutory requirements. Secured Claims are collateralized by substantially all of the assets of the Company, including, accounts receivable, inventories and property, plant and equipment.

     Resolution to the Company's liquidity and debt leverage problems will most likely involve a conversion of certain existing indebtedness to equity. This resolution might result in an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Such ownership change will limit the Company's ability to utilize its net operating loss and certain other carry forward tax credits. See Note 9 to the Financial Statements for a further discussion of income tax matters.

     In the course of the Company's operational restructuring, certain assets of the Company have been rendered surplus or obsolete. Accordingly, during Fiscal Year 1996, the Company increased its market reserves (see Note 3 to the Financial Statements) and wrote down certain of its machinery and equipment (see Note 4 to the Financial Statements). As a plan of reorganization is developed, the Company may further conclude that additional market reserves and write downs of equipment and other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of the plan of reorganization that are not reflected in the financial statements as of November 3, 1996. Any additional asset impairment or restructuring costs directly related to the reorganization proceeding will be reflected as reorganization items in the period the Company becomes committed to plans which impair the valuation of the Company s assets or incurs a restructuring liability.

     At the Company's request, the Bankruptcy Court established June 28, 1996 as the deadline for creditors to file all pre-petition claims against the Company (the "Bar Date"). On or before May 14, 1996, notices were mailed to all known or potential creditors of the Company advising them that claims against the Company must be submitted by the Bar Date. Subject to limited exceptions, creditors who were required to file claims but failed to meet the deadline are forever barred from voting upon or receiving distributions under any plan of reorganization. Since the Bar Date, the Company has been reviewing and reconciling the proofs of claims that were filed by the creditors. As a result of the reconciliation process, the Company has filed two Omnibus Objections with the Bankruptcy Court objecting to certain claims filed against the Company. As a result of the Omnibus Objections, numerous claims have been expunged and other claims have been reduced. Differences that cannot be resolved by negotiated agreements between the Company and the claimant will be resolved by the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company's financial statements and recorded claims are subject to change which may be material to the financial statements.

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

     Fiscal Year - The Company has adopted a fiscal year ending on the Sunday nearest to October 31. The fiscal year ended November 3, 1996 ("Fiscal Year 1996") comprises fifty-three weeks and the fiscal years ended October 29, 1995 and October 30, 1994 compromise fifty-two weeks ("Fiscal Year 1995" and "Fiscal Year 1994"), respectively.

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

     Revenue Recognition - Generally, sales are recognized when goods are sold and then shipped to the Company's customers. A portion of such sales is made on extended terms of up to 240 days. At November 3, 1996, $0.3 million of sales made on extended terms were included in accounts receivable under terms of specific sales.

     When customers, under the terms of specific orders, request that the Company manufacture, invoice and ship goods on a bill and hold basis, the Company recognizes revenue based on the completion date required in the order and actual completion of the manufacturing process. At the time such goods are ready for delivery, title and risk of ownership pass to the customer. Accounts receivable included bill and hold receivables of $16.5 million at November 3, 1996 and $14.5 million at October 29, 1995.

     One of the Company's customers accounted for approximately 13.0% and 14.0% of the Company's revenues during Fiscal Year 1996 and Fiscal Year 1995, respectively. No other customer of the Company accounted for 10.0% or more of the Company's revenues in Fiscal Year 1996 and Fiscal Year 1995. In Fiscal Year 1994, none of the Company's customers accounted for 10.0% or more of the Company's revenues.

     Allowance for Uncollectible Accounts - Based on a review and assessment of the collectibility of aged balances included in accounts receivable, the Company establishes a specific allowance for uncollectible accounts. Additionally, the Company establishes a general allowance for uncollectible accounts based, in part, on historical trends and the state of the economy and its effect on the Company's customers. The Company also establishes allowances for estimated sales returns. The Company grants credit to certain customers, most of which are companies in apparel industries, which generally have experienced an economic downturn. The ability of such customers to honor their debts is somewhat dependent upon the apparel business sector. One individual customer's accounts receivable balance represents approximately 15.8% of gross accounts receivable and no other individual customer's accounts receivable balance exceeded 5.0% of gross accounts receivable at November 3, 1996.

     Inventories - Inventories are stated at the lower of cost, determined principally by the last-in, first-out ("LIFO") method, or market.

     Property, Plant and Equipment Held for Sale - Property, plant and equipment held for sale is stated at the lower of cost or estimated net realizable value.

     Property, Plant and Equipment - Property, plant and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the lease terms of certain capital leased assets. For income tax purposes, accelerated methods of depreciation are used. Maintenance and repairs are expensed when incurred, and renewals or betterments are capitalized.

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

     Earnings (Loss) Per Share - Earnings (loss) per share information is computed using the weighted average common shares outstanding during each year and income (loss) applicable to common shareholders. Shares issuable upon the exercise of employee stock options do not have a material dilutive effect on earnings (loss) per share for the periods presented.

     Reclassifications - Certain prior years financial statement balances have been reclassified to conform with the current years presentation.

3.   INVENTORIES

     Inventories consist of the following at November 3, 1996 and October 29, 1995 (in thousands):

                                                  1996           1995
                                                   ----          ----

           Raw materials and supplies          $   7,406       $10,583

           Work-in-process                        32,007        50,624
           Finished products                      11,595        16,874
           Less market reserves                   (6,362)       (8,611)
                                                 -------       -------
                Total                             44,646        69,470
           Difference between LIFO carrying
             value and current replacement
             cost                                  3,936         7,346

                                                 -------       -------
           Current replacement cost              $48,582       $76,816
                                                 =======       =======

     Market reserves are estimated by the Company based, in part, on inventory age as well as estimated usage. During Fiscal Year 1996, the Company increased inventory market reserves by $10.7 million of which $3.5 million was charged to reorganization expense in connection with the Company's assessment and evaluation of its business strategy which resulted in the Company continuing to reduce its product offerings. This has had the effect of rendering many inventory units as either surplus or obsolete. During Fiscal Year 1996, the Company also sold certain yarn inventory which had been previously identified as surplus or obsolete for its net carrying value which was $4.9 million below its gross inventory value. This transaction resulted in a release of yarn inventory market reserves of $4.9 million and did not give rise to any loss during Fiscal Year 1996.

     During Fiscal Year 1995, the Company increased inventory market reserves by $11.2 million of which $4.3 million was charged to reorganization expense during the fourth quarter of Fiscal Year 1995 in conjunction with the Company's assessment and evaluation of its business strategy which resulted in the Company significantly reducing its product offerings. This reduction in offerings has had the effect of rendering many inventory units as either surplus or obsolete.

     The reduction of inventory quantities has resulted in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of this liquidation increased gross profit by $2.2 million in Fiscal Year 1996.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at November 3, 1996 and October 29, 1995 (in thousands):

                                                  1996           1995
                                                   ---            ---
           Land                                $    840      $   1,100
           Buildings                             16,391         19,235
           Machinery and equipment               85,977         86,816
           Construction in progress               4,685          4,304
                                               --------       --------
              Total                             107,893        111,455
           Less accumulated depreciation and
             amortization                       (42,229)       (32,671)
                                               --------       --------
                   Net                         $ 65,664       $ 78,784
                                               ========       ========

     Capital lease assets (principally machinery and equipment) at November 3, 1996 and October 29, 1995 were $5,389,000 and $5,441,000 respectively.
Accumulated amortization related to such capital lease assets at November 3,1996 and October 29, 1995 was $1,173,000 and $795,000, respectively.

     Depreciation expense and amortization of capital lease assets was $11,417,000 for Fiscal Year 1996, $11,870,000 for Fiscal Year 1995 and
$11,945,000 for Fiscal Year 1994.

     During Fiscal Year 1996, the Company announced its intention to close its Tifton facility. The closing commenced in late July 1996 and was completed in November 1996. The Company incurred $0.4 million during Fiscal Year 1996 and expects to incur $0.2 million during fiscal year 1997 in connection with the relocation of certain of its wool blending machinery and equipment from the Tifton facility to the Dublin facility. Such expenses are being reflected as reorganization items in the period incurred.

     In November 1996, the Company entered into a Contract of Sale with the Tift County Development Authority, providing for the sale of the Tifton facility for $1.25 million. The Contract of Sale provided for the transaction to close prior to the end of January 1997. As a result of delays in obtaining the financing necessary to consummate its purchase of the facility, the Development Authority requested that the closing of the transaction be delayed. Accordingly, the Company and the Development Authority entered into an agreement amending the Contract of Sale to provide for a closing on or before February 28, 1997. The Company and the Development Authority are working to conclude the sale of the Tifton facility prior to this date. However, there can be no assurance that the sale will be consummated in this or any other timeframe.

     The expected selling price for the Tifton facility is $1.1 million below the net book value for the facility. This expected loss was accrued during Fiscal Year 1996.

     As of November 3, 1996, $4.2 million was included in construction in progress relating to certain unerected idle equipment located at the Tifton facility. Such equipment is not being sold in connection with the sale of the Tifton facility. The Company is currently negotiating the return of such equipment to its manufacturer and, based upon the outcome of such negotiations, the economic value of the equipment may be impaired.

5.   OTHER ASSETS

     Other assets consist of the following at November 3, 1996 and October 29, 1995 (in thousands):

                                                      1996         1995

                                                     ----         ----
           Computer information systems,
             net of accumulated amortization of
            $2,270 and $3,861                      $1,174       $   832

           Deferred financing costs, net of
             accumulated amortization of
            $1,874 and $1,293                         679         1,196

           Other, including $246 and $770 of net
              barter credits                          354           916
                                                   ------        ------
           Total                                   $2,207        $2,944
                                                   ======        ======


     Based upon analysis of planned barter credit use, the Company wrote down its barter credits by $0.5 million during Fiscal Year 1996 and $0.9 million during Fiscal Year 1995. Management believes the recorded value of barter credits, after adjustment, is fairly stated.

6.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following at November 3, 1996 and October 29, 1995 (in thousands):

                                                    1996           1995
                                                     ---            ---
           Salaries and wages
             (including related payroll taxes)  $    987         $1,484
           Incentive compensation                  1,289            171
           Vacation                                1,616          1,988
           Employee benefit plans                    617          1,037
           Interest on long-term debt              2,888          1,015
           Medical insurance claims                1,330          1,092
           Professional Fees                       2,346            720
           Environmental remediation                 339            357
           Other                                   1,987          1,184
                                                 -------         ------
               Total                             $13,399         $9,048
                                                 =======         ======

     See Note 11 to the Financial Statements for accrued liabilities included in Liabilities Subject to Compromise at November 3, 1996 and October 29, 1995.

7.   LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Long-term debt consists of the following at November 3, 1996 and October 29, 1995 (in thousands):

                                                   1996          1995
                                                   ---           ---
           GE Capital DIP Facility               $16,017    $    9,434
           GE Capital Facility                       -          38,626

           Senior Secured Notes                   26,909        27,000
           Equipment Facilities                    6,136         7,451
           Capital lease obligations
             (see Note 12)                        3,337         3,610
           Subordinated Notes                     56,632        56,632
           Other                                     -             182
                                                 --------    ---------
               Total                             109,031       142,935
           Current portion of long-term debt     (48,389)      (61,001)
           Subordinated Notes included in
             Liabilities Subject to Compromise   (56,632)      (56,632)
                                                --------     ---------
                   Long-term debt               $  4,010     $  25,302
                                                ========     =========

     GE Capital DIP Facility - The Company is in default of substantially all of its pre-petition debt agreements at November 3, 1996. All outstanding unsecured debt of the Company has been presented in these financial statements as "Liabilities Subject to Compromise". The Company has obtained debtor-in-possession ("DIP") financing from General Electric Capital Corporation ("GE Capital") under a revolving facility which was approved by the Bankruptcy Court (the "DIP Facility"). The DIP Facility, which expired on October 31, 1996, provides up to $85 million in financing (including a $10.0 million letter of credit facility) under a borrowing base formula. The DIP Facility was amended on May 31, 1996 to, among other things, cure the EBITDA (as defined) covenant violation that existed at April 28, 1996, set revised minimum EBITDA covenants and caps on eligible inventory included in the borrowing base.

     The DIP Facility was further amended on October 10, 1996 to extend the maturity of the facility one year to October 31, 1997, to cure all minimum EBITDA covenant violations for any period ended prior to September 1, 1996 and to set revised minimum EBITDA covenants for the remainder of the Company's Fiscal Year 1996 and all of fiscal year 1997. Based upon current financial forecasts, management of the Company expects that the Company will not be in
violation of the DIP Facility.   However, depending upon the results of future
operations, a future violation may occur. The October 1996 amendment to the DIP Facility also reduces the advance rate for eligible inventory and sets revised inventory advance caps. The Company expects that availability under the DIP Facility will be adequate to fund its operating and capital expenditure requirements for all of fiscal year 1997.

      Secured Claims are collateralized by substantially all of the assets of the Company including accounts receivable, inventories and property, plant and equipment. The Company has continued to accrue interest on most of its secured debt obligations as management believes that in most cases the collateral securing the secured debt obligations is sufficient to cover the principal and interest portions of scheduled payments on the Company s pre-petition secured debt obligations. To the extent any claim secured by assets of the Company is determined to exceed the value of the asset securing it, such claims will be treated as an unsecured claim and not entitled to interest accruing after the Bankruptcy Filing.

     Outstanding borrowings (including outstanding letters of credit) under the DIP Facility cannot exceed the sum of (1) 85% of eligible accounts receivable (other than bill and hold receivables); (2) the lesser of (a)$12.5 million or (b) a percentage (based on aging) of eligible bill and hold accounts receivable; and (3) the sum of 50% of eligible raw material inventory, 35% of eligible yarn in storage and eligible greige goods, and 50% of eligible finished goods (other than samples and seconds) and the lesser of
(a) $1.2 million or (b) 40% of samples and seconds. The Company's borrowing base is subject to reserves determined by GE Capital in its sole discretion. At November 3, 1996, the Company's loan availability as defined in the DIP Facility, in excess of pre-petition and post-petition advances, and outstanding letters of credit, was approximately $20.2 million.

     Borrowings under the DIP Facility bear interest, at the Company's option, at a floating rate (which is based on a defined index rate) or a fixed rate (which is based on LIBOR) payable monthly. The floating rate is 1.25% per annum above the index rate, and the fixed rate is 2.75% per annum above LIBOR. At November 3, 1996, the DIP Facility bore interest at the fixed rate of 8.25% per annum.

     Proceeds from the Company's operations (as defined) are applied to reduce the principal amount of borrowings outstanding under the DIP Facility. Unused portions of the DIP Facility may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing base limitations.

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

     The Company pays GE Capital a fee of 0.5% per annum on the average daily unused portion of the DIP Facility. In addition, the Company paid GE Capital an agency fee of $150,000 per annum and pays certain fees in connection with extending and making available letters of credit. In connection with entering into the DIP Facility, the Company paid GE Capital $550,000 during Fiscal Year 1996. In connection with entering into the October 1996 amendment to the DIP Facility, the Company has agreed to pay GE Capital, a nonrefundable amendment fee equal to $375,000, which was fully earned upon entry by the Bankruptcy Court of the order approving the amendment and is due and payable in monthly installments of $31,250 each, commencing on October 31, 1996 and continuing until paid in full. In the event that GE Capital provides post bankruptcy financing, the amount of the facility fee would be reduced by $212,500 if the date the Bankruptcy Court confirms the Company's plan of reorganization occurs anytime prior to April 30, 1997, $148,750 between May 1, 1997 and July 31, 1997, $106,250 between August 1, 1997 and October 31, 1997.

     GE Capital Facility - The Company entered into a five-year loan agreement as of October 30, 1992 with GE Capital, as agent and lender, for borrowings up to $100 million (the "GE Capital Facility"). The GE Capital Facility provided revolving loans up to a maximum of $85 million (the "Revolving Line of Credit") (which included a $7.5 million letter of credit facility) and provided a $15 million term loan (the "Original Term Loan"). On April 5, 1993, the Company issued the Senior Secured Notes (hereinafter defined) in the aggregate principal amount of $20 million and prepaid in full the Original Term Loan. In January 1995, the GE Capital Facility was amended, subject to loan availability (as defined), to provide a $7.5 million term loan (the "Term Loan"). On January 23, 1995, the Company borrowed $7.5 million under the Term Loan, the proceeds of which were used to repay a portion of outstanding borrowings under the Revolving Line of Credit. As a result of the Company s deteriorating liquidity and financial position during Fiscal Year 1995 the Company was, at various times, not in compliance with certain of its financial covenant requirements under the GE Capital Facility. On June 19, 1995, the GE Capital Facility was amended to, among other things, retroactively lower the financial covenant and provide lower financial covenant requirements under the remaining term of the GE Capital Facility. Such amended financial covenants were based on the Company's estimate of its future operating results and cash flows. In connection with such amendment the Company agreed to repay borrowings outstanding under the Term Loan. On July 1, 1995 the Company repaid $2.5 million of the Term Loan, and on September 1, 1995 the Company repaid the remaining borrowings outstanding under the Term Loan. Borrowings under the Revolving Line of Credit were used to repay the Term Loan. Proceeds from the Company's operations during the Fiscal Year 1996 were first applied to repay in full the principal amount of borrowings outstanding under the GE Capital Revolving Line of Credit.

     Senior Secured Notes - On April 5, 1993, the Company issued an aggregate of $20 million Senior Secured Floating Rate Notes (the "Original Senior Secured Notes") and on March 30, 1994, the Company issued an aggregate of $10 million Senior Secured Floating Rate Notes (the "Additional Senior Secured Notes"), all of which are due October 30, 1997 (collectively the "Senior Secured Notes"). The Senior Secured Notes were issued pursuant to an indenture dated April 5, 1993, which was amended and restated as of March 30, 1994 between the Company and Shawmut Bank Connecticut, National Association, as trustee (the "Senior Secured Notes Indenture").

     Borrowings under the Senior Secured Notes bear interest, at the Company's option, at a floating rate (which is based on the prime lending rate, as defined) or a fixed rate (which is based on LIBOR), payable quarterly. The floating rate is 1.75% per annum above the prime lending rate, as defined, and the fixed rate is 3.25% per annum above LIBOR. Since the Bankruptcy Filing, the Company has accrued interest on the Senior Secured Notes at a fixed rate of 9.1875% through October 31, 1995, and various floating and fixed interest rates ranging from 8.7328% to 10.5% during Fiscal Year 1996.

     The Senior Secured Notes require principal payments of $4.0 million on October 31, 1995, $5.0 million on October 31, 1996 and a final payment of the unpaid principal balance on October 30, 1997. As a result of the Bankruptcy Filing, the Company did not remit the required principal payments of $4.0 million due on October 31, 1995 and $5.0 million due on October 31, 1996. Further, the quarterly interest payment of $633,937 due on October 31, 1995 was not paid. Subsequently, the Company agreed to remit to holders of the Company's Senior Secured Notes $600,000 on March 21, 1996 and, commencing in April 1996, $100,000 at the end of each month through October 31, 1996. Such payments represent "adequate protection" payments, as defined by the Bankruptcy Code, for the use of the collateral securing the Senior Secured Notes. In connection with such agreement, the Company also agreed to pay up to $240,000 in appraisal fees and expenses and legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The agreement was amended to provide "adequate protection" payments in the amount of $125,000 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the Company's bankruptcy case or (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $85,000 in legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The Company has applied the adequate protection payments made as of November 3, 1996 to accrued interest. However, final application as to principal and interest of the adequate protection payments, including appraisal fees and expenses and legal fees and expenses, is to be subsequently determined pursuant to the Bankruptcy Code.

     In addition, under the Senior Secured Notes Indenture, as modified by a Bankruptcy Court order, the net proceeds from the sale or other disposition by the Company of assets (excluding, among other things, the sales of inventory in the ordinary course of business) are required to be deposited with the Senior Secured Notes Indenture trustee. As of November 3, 1996, under the terms of the Senior Secured Notes Indenture, the Company had deposited $91,000 of such net proceeds with the trustee.

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

     On August 2, 1993, the CIT Equipment Facility was amended to permit up to four additional loans not to exceed an aggregate of $6.0 million with the commitment period ending on January 31, 1994. Through October 30, 1994, the Company borrowed an additional $6.0 million at interest rates ranging from 7.36% to 7.75% per annum. On December 22, 1994, the CIT Equipment Facility was further amended to permit up to two additional loans not to exceed an aggregate of $5.0 million with the commitment period ending on July 31, 1995. On December 22, 1994, the Company borrowed $2.5 million at an interest rate of 10.58%. At November 3, 1996, an aggregate of $6.1 million was outstanding under the CIT Equipment Facility. Each loan under the CIT Equipment Facility is a five-year purchase money loan, secured by a first (and only) perfected security interest in the equipment, and is payable in 60 consecutive installments of principal plus interest, payable monthly in arrears.

     The Company was required to provide CIT with an irrevocable letter of credit in an amount equal to 25% of the original principal amount of each additional loan made under the August 2, 1993 amendment. As a result of the Bankruptcy Filing, the Company has not remitted principal and interest payments which are due under the CIT Equipment Facility. At the Bankruptcy Filing date the Company owed CIT $7.7 million in principal and accrued interest and had issued $1.5 million in letters of credit payable to CIT. Since October 29, 1995 and during Fiscal Year 1996 CIT drew against all amounts outstanding under the letters of credit to satisfy principal and interest due under the CIT Equipment Facility.

     In Fiscal Year 1996, the Company agreed to provide "adequate protection" payments to CIT in connection with the CIT Equipment Facility. The agreement required the Company to remit monthly payments in arrears in the amount of $95,000 at the end of each month commencing March 31, 1996 through October 31, 1996. The Company also agreed to pay $81,000 in legal fees and disbursements incurred by CIT. The agreement was subsequently amended to provide "adequate protection" payments in the amount of $118,750 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the Company's bankruptcy case or (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $48,000 in legal fees and expenses incurred by CIT. The Company has applied the adequate protection payments made as of November 3, 1996 first to accrued interest and secondly to outstanding principal. However, final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code.

     Capital Lease Obligations - The Company is a party to an equipment lease agreement ("Sanwa Capital Lease") with Sanwa General Equipment Leasing ("Sanwa") which provided financing for the acquisition of various textile machinery and equipment. Pursuant to the Sanwa Capital Lease, commencing on September 30, 1994 and through December 30, 1994, the Company financed the acquisition of equipment with an aggregate value of $2.9 million at interest rates of 10.24% to 10.87% per annum. Sanwa subsequently assigned its rights to the Sanwa Capital Lease to The Provident Bank ("Provident"). Each equipment schedule under the Sanwa Capital Lease is a five-year lease, secured by a first (and only) perfected security interest in the equipment, and is payable in 60 consecutive and equal rentals, payable monthly in arrears. At the Bankruptcy Filing date the Company owed Provident $2.6 million in principal and accrued interest.

     In Fiscal Year 1996, Company agreed to provide "adequate protection" payments to Provident in connection with the Sanwa Capital Lease. The agreement requires the Company to remit monthly payments in arrears in the amount of $20,000 at the end of each month commencing March 31, 1996 through October 31, 1997. The Company has applied adequate protection payments made as of November 3, 1996 to outstanding principal. The Company is no longer accruing interest on the Sanwa Capital Lease as the Company currently estimates that the equipment value securing the lease obligation is not sufficient to cover the principal and interest portions of scheduled payments on the Sanwa Capital Lease. Final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code.

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

     As a result of the Quasi Reorganization (hereinafter defined, see Note
14 to the Financial Statements), the Subordinated Notes were fair valued, which, for financial reporting purposes, resulted in the elimination of the previously existing deferred interest payable and debt discount, the creation of a debt premium of $5,663,000 and an adjustment in the effective interest rate on the outstanding Subordinated Notes to 12.43% per annum. As a result of the Bankruptcy Filing, during Fiscal Year 1995, the Company wrote off $3.5 million of the unamortized debt premium related to the Subordinated Notes.
The Company did not remit the semi-annual interest payment of $4,177,000 due on October 15, 1995 to holders of the Subordinated Notes. Through the date of the Bankruptcy Filing, the Company had accrued $3.7 million in interest associated with the Subordinated Notes. Such amount is included in Liabilities Subject to Compromise at November 3, 1996. The Company did not remit the semi-annual interest payment of $4,177,000 due on April 15, 1996 and October 15, 1996. Further, the Company is no longer accruing interest on the Subordinated Notes as such Subordinated Notes are not collateralized. Based on the face value of the Subordinated Notes at the contractual interest rate of 14-3/4%, the Company has not accrued $8.4 million and $0.8 million in interest expense during Fiscal Year 1996 and 1995, respectively.

     Aggregate Maturities - Absent the Bankruptcy Filing and covenant defaults under the Company's various financing agreements, at November 3, 1996, aggregate long-term debt maturities excluding capital lease obligations (see Note 11 to the Financial Statements), are as follows (in thousands):

         Fiscal Year                                 Amount
          -----------                                 ------
            1997                                   $ 46,795
            1998                                     51,650
            1999                                      7,166
            2000                                         83
                                                   --------
              Total                                $105,694
                                                   ========

8.   REDEEMABLE PREFERRED STOCK

     The Company's senior preferred stock, with a dividend rate of 5% per annum, is non-voting, except in limited circumstances, and ranks senior to any subsequently issued class or series of preferred stock. The Company is prohibited from paying cash dividends on the senior preferred stock under its existing financial arrangements (see Note 7 to the Financial Statements), except that the Company may, at its option, pay such dividends through the issuance of additional shares of senior preferred stock with an aggregate liquidation preference equal to the dollar value of the required dividend.
The senior preferred stock, plus accumulated unpaid dividends, is mandatorily redeemable on December 15, 2010 (and earlier under certain circumstances upon a change in control (as defined)) at a price equal to the liquidation preference thereof.

     In connection with the Company's Quasi Reorganization, the senior preferred stock was fair valued. The fair valuation resulted in an effective dividend rate of 10.11% per annum. As a result of the Bankruptcy Filing, the Company is no longer accruing the dividend due under the redeemable preferred stock or accreting the recorded balance to redemption value. The redeemable preferred stock is subject to compromise in the Bankruptcy Filing.

9.   INCOME TAXES

     The provision (benefit) for income taxes is as follows (in thousands):

                                                 1996      1995         1994
                                                  ---       ---          ---
     Current                                  $   -      $(1,930)     $1,759
     Deferred                                     -       (2,320)        572
         Total                                $   -      $(4,250)     $2,331
                                               ======     =======      ======


     A reconciliation between federal income taxes at the statutory rate and the Company's income tax provision is as follows:
                                                 1996      1995         1994
                                                  ---       ---          ---
     Federal statutory tax rate                (35.00)%  (35.00)%      35.00%
     State income taxes, net of federal
        benefit                                 (4.50)    (4.50)        4.50
     Valuation allowance                        32.94     25.14
     Non-deductible expenses                     6.56       .53          .01
                                                ------    ------        -----
     Income tax provision                         -   %  (13.83)%      39.51%
                                                ======    ======        =====

     Recognition of the income tax benefit in Fiscal Year 1995 was limited to the amount of its net operating loss the Company can carry back. To the extent the Company had net deferred tax assets at November 3, 1996 and October 29, 1995, the Company, during Fiscal Years 1996 and 1995, established a valuation allowance to reduce such net deferred tax assets to zero. The corresponding charge to increase the valuation allowance reduced the Company's Fiscal Year 1996 and Fiscal Year 1995 income tax benefit.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability at November 3, 1996 and October 29, 1995 are as follows (in thousands):
                                                        1996             1995
                                                        ----            ----
     Deferred tax liabilities:

        Differences between book and tax basis of
           property, plant and equipment             $  9,915        $  9,971
        Deferred interest payable                       1,054           1,417
        Other                                              27              27
                                                      -------          ------
          Total                                        10,996          11,415
                                                      -------          ------


     Deferred tax assets:

        Operating loss carryforwards                 (14,222)         (10,187)
        Alternative minimum tax carryforwards           (923)            (846)
        Difference between book and tax basis of
           computer information systems                 (494)          (1,308)
        Accrued liabilities                           (4,256)          (3,363)
        Barter credits reserve                          (814)            (631)
        Allowance for uncollectible accounts          (1,661)          (1,181)
           Inventories                                (5,888)          (5,671)
        Other                                           (219)            (290)
        Total                                        (28,477)         (23,477)

        Valuation allowance                           17,481           12,062
                                                    --------         --------
        Net deferred tax liability                 $     -          $    -
                                                    ========         ========


     The valuation allowance increased $5.4 million during Fiscal Year 1996 primarily due to the increase in the operating loss carryforward. At November 3, 1996, the Company had cumulative net operating loss carryforwards for federal income tax purposes of approximately $36.0 million, of which approximately $28.0 million is available to offset future taxable income as discussed below. For federal income tax purposes, net operating loss carryforwards begin to expire in the year 2002.

     As a result of a recapitalization in fiscal year 1992, the Company underwent an ownership change as defined in the Internal Revenue Code. This ownership change limits the Company's ability to utilize its net operating loss carryforwards. One possible resolution to the Company's current liquidity and debt leverage problems will most likely involve a conversion of certain existing indebtedness to equity. This resolution might result in an ownership change as defined in Section 382 of the Internal Revenue Code, as amended. Such ownership change will further limit the Company's ability to utilize its net operating loss and certain other carry-forward tax attributes. At November 3, 1996 and October 29, 1995, the Company established a valuation allowance to reduce its net deferred tax assets to zero based on a more likely than not assessment of recoverability.

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

     Net periodic pension cost for the periods indicated include the following components at November 3, 1996, October 29, 1995 and October 30, 1994, (in thousands, except assumption percentages):
                                  1996             1995             1994
                             Hourly Salaried  Hourly  Salaried  Hourly Salaried
                            Pension  Pension Pension   Pension Pension  Pension
                              Plan     Plan    Plan      Plan    Plan    Plan
                              ----     ----    ----      ----    ----     ----
  Service cost               $ 659    $ 798   $ 489     $ 683   $ 568    $ 878
  Interest cost                681      577     591       539     532      476
  Return on plan assets       (537)    (503)   (489)     (434)   (390)    (356)
                              ----     ----   -----     -----   -----    -----
  Net periodic pension
   cost                      $ 803    $ 872   $ 591     $ 788   $ 710    $ 998
                             =====    =====   =====     =====   =====    =====

  Assumptions used in
    the accounting are:

  Discount rates              7.50%    7.50%  7.25%      7.25%   8.75%    8.75%
  Rate of increase in
    compensation levels        -       4.00%    -        5.50%     -      5.50%
  Expected long-term rate
    of return on assets       8.00%    8.00%  8.00%      8.00%   8.00%    8.00%

     The following schedule sets forth the funded status of the hourly and salaried pension plans and the plan assets (accrued pension costs) included in the Company's balance sheets at November 3, 1996 and October 29, 1995, respectively (in thousands):

                                          1996                     1995

                                    Hourly     Salaried      Hourly    Salaried
                                    Pension    Pension       Pension   Pension
                                      Plan       Plan          Plan     Plan
                                     -------   -------       -------   -------
  Actuarial present value
    of pension obligation:
     Vested                         $(9,417)   $(7,087)      $(8,674)  $(6,146)
     Nonvested                         (648)      (506)         (607)     (528)
                                    --------  --------       -------   -------
  Accumulated benefit obligation    (10,065)    (7,593)       (9,281)   (6,674)
  Effects of projected future
    compensation levels                -        (1,223)         -       (1,849)
                                   --------   --------       -------   -------
  Projected benefit obligation      (10,065)    (8,816)       (9,281)   (8,523)
  Plan assets at fair value           9,623      8,240         7,800     6,438
  Unrecognized net loss (gain)        1,170       (764)        2,011       522
                                   --------    -------       -------    ------

  Plan assets (accrued pension
    costs) included in balance
    sheet                           $   728    $(1,340)      $   530   $(1,563)
                                   ========    =======       =======   =======

     The Company's assumed discount rate ("discount rate") used to measure the accumulated benefit obligation for its hourly and salaried pension plans as of the end of Fiscal Year 1996 was increased from 7.25% to 7.50% based on the composition of the accumulated benefit obligation and current economic conditions. The Company's hourly pension plan benefit obligation exceeds the plan assets at fair value at the end of Fiscal Year 1996 by $442,000. During Fiscal Year 1996, the Company decreased its accrued additional pension liability in excess of accumulated benefit obligation from $2,025,000 to $1,170,000 and decreased the excess of additional pension liability over unrecognized prior service cost charged to shareholders' equity from $1,956,000 at the end of Fiscal Year 1995 to $1,107,000 at the end of Fiscal Year 1996.

     The Company has a qualified salaried employees' savings, investment and profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Qualified Plan"). The Company has adopted a non-qualified salaried employees' savings, investment and profit sharing plan covering certain employees not covered under the Qualified Plan (the "Non-Qualified Plan"). No matching contributions to the Qualified Plan or Non-Qualified Plan were made by the Company in Fiscal Year 1996, Fiscal Year 1995 or Fiscal Year 1994.

     On September 18, 1992, the Company adopted the Forstmann & Company, Inc. Common Stock Incentive Plan, as subsequently amended (the "Option Plan"), for key employees of the Company. Through November 3, 1996 the Company's shareholders had reserved 950,000 shares for issuance by the Company under the Option Plan. Options granted under the Option Plan may be either incentive stock options ("ISOs"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs").

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

     The following summarizes stock option activity:

                                                       1996          1995
                                                       ----          ----
Shares under option at beginning
  of fiscal year                                    421,301        241,268
Granted                                                -           225,000
Exercised                                              -              -
Terminated                                         (275,634)       (44,967)
                                                  ---------        -------
Shares under option at end of fiscal year           145,667        421,301
                                                  =========        =======
Options exercisable at end of fiscal year            95,667        172,274
                                                  =========        =======
Options available for future grant                  800,536        524,902
                                                  =========        =======

Option prices per share:
Granted                                         $      -      $      8.50
Exercised                                       $      -      $       -
Outstanding at end of fiscal year               $6.75-$9.00   $6.75-$9.00

     Five senior officers of the Company were granted equity referenced deferred incentive awards ("ERAs") on March 4, 1992, which generally vest three years after grant and are exercisable only if, after vesting, the Company's common stock maintains a market price of at least $9.00 per share for a continuous period of 30 days provided that such event occurs before March 4, 1998. Upon exercise, the ERAs have a value of $9.00, multiplied by the number of shares covered by the senior officer's ISOs, thus permitting the officers to be reimbursed, on a pre-tax basis, for the exercise price of their ISOs. The senior officers will be entitled to exercise their ERAs even if they determine not to exercise their ISOs. As described more fully in Note 11 to the Financial Statements, on August 16, 1995, the Company's former Chairman of the Board, President and Chief Executive Officer (the "Executive Officer") entered into a severance agreement and resigned from the Company. The agreement entitled the Executive Officer to a continuation of existing salary and certain other benefits for a period of two years from the date of separation from the Company and grants the Executive Officer title to certain of the Company's assets in the Executive Officer's possession. In addition, under the terms of the agreement, the Company agreed to pay certain vested but unearned ERAs which he would have been entitled to under his employment agreement with the Company if he had been dismissed without "cause" as defined therein. The value of his ERAs was fully accrued by the Company as of March 4, 1995 and, as a result of the Bankruptcy Filing has been included in "Liabilities Subject to Compromise". Based upon management's analysis of likely allowed bankruptcy claims, the ERAs which had been previously accrued for the Executive Officer ($585,000) was reversed during the fourth quarter of Fiscal Year 1996 and the resulting gain is included in reorganization items (see Note 15 to the Financial Statements). During the fourth quarter of Fiscal Year 1995, based on management's assessment of possible resolutions to the Company's liquidity and debt leverage problems, the remaining accrued value of the ERAs applicable to other participants ($450,000) was reversed and the resulting gain is included in reorganization items (see Note 15 to the Financial Statements).

     On December 8, 1992, the Compensation Committee approved a supplemental retirement benefit plan (the "SERP") to provide additional retirement benefits to senior officers of the Company. The SERP provides supplemental retirement income benefits, supplemental welfare benefit coverage and death benefits to senior officers who have been selected by the Compensation Committee. The level of benefits a participant may receive depends upon the participant's accrued or projected benefits under the Company's tax-qualified pension plan, the participant's length of service with the Company and the circumstances under which the participant retires. If a participant is terminated from employment without cause or after a change in control (as defined), the participant will receive the same benefits which would have been provided by the SERP if the participant continued in the Company's employ until age 62.
As of November 3, 1996, $149,000 of contributions have been made to the SERP. During Fiscal Year 1995, as a result of the resignation of certain participants in the SERP, a $37,000 gain was recognized in connection with the SERP and during Fiscal Year 1994 $128,000 was expensed. Effective January 31, 1996, the Company's Board of Directors ceased future benefit accruals and terminated the SERP. As a result of the Bankruptcy Filing, the accrued amount due the SERP participants has been included in "Liabilities Subject to Compromise". Contributions to the SERP were made to a grantor or trust as defined by the Sections 671-677 of the Internal Revenue Code, commonly known as a "rabbi trust". Under bankruptcy law, the assets of a rabbi trust are treated as general assets of the Company and can be used to satisfy the Company's on-going obligations.

     Effective as of November 14, 1996, the Bankruptcy Court approved the Company's Incentive Compensation and Retention Program (the "Program") which provides certain eligible employees with a pre-determined confirmation bonus and provides for a discretionary bonus to certain employees of the Company selected by the Company's Chief Executive Officer in consultation with the Board of Directors. The aggregate amounts payable under the program as a confirmation bonus can not exceed $990,000 and the total of the discretionary bonuses available to be awarded shall not exceed $510,000 (plus any portion of the confirmation bonus pool not paid to a participant as a result of ineligibility of any one or more confirmation bonus participants). The confirmation and discretionary bonuses payable to a participant under the Program are payable in two installments, 50% one month after the Company's plan of reorganization becomes effective with the remaining 50% payable six months after the plan of reorganization becomes effective. Further, the Program provides a termination award to certain key employees if the eligible employee is terminated without "cause" within two years following the confirmation of the plan of reorganization. A termination award will be equal to one and one-half times the terminated participant's base salary and is payable to the terminated participant no later than three business days
following the date of the participant's termination with the Company.   As of
November 3, 1996, $1.0 million had been accrued by the Company in connection with the Program.

11.  LIABILITIES SUBJECT TO COMPROMISE

     Liabilities Subject to Compromise consist of the following at November 3, 1996 and October 29, 1995 (in thousands):

                                                          1996        1995
                                                           ---         ---
       Subordinated Notes, including accrued
           pre-petition interest                       $60,330     $60,330
       Trade accounts payable                           22,591      22,808
       Priority tax claim                                  293       1,008
       Accrued severance                                 1,295       1,498
       Deferred rental and other lease
         obligations                                     2,735       2,781
       Accrued additional pension liability
         in excess of accumulated benefit
         obligation                                      1,170       2,025
       Other                                               217         309
                                                       -------     -------
       Total                                           $88,631     $90,759
                                                       =======     =======

     On August 16, 1995, the Company s former Chairman of the Board,
President and Chief Executive Officer (the "Executive Officer") entered into a severance agreement and resigned from the Company. The agreement entitled the Executive Officer to a continuation of existing salary and certain other benefits for a period of two years from the date of separation from the Company and granted the Executive Officer title to certain of the Company's assets in the Executive Officer s possession. In addition, under the agreement, the Company agreed to pay certain vested but unearned ERAs which he would have been entitled to under his employment agreement with the Company if he had been dismissed without "cause" as defined therein. The value of the ERAs was fully accrued by the Company as of March 4, 1995. In connection with the severance agreement, the Company recognized $0.7 million of expense during the fourth quarter of Fiscal Year 1995. Based upon management's analysis of bankruptcy claims likely to be allowed, the ERAs which had been previously accrued for the Executive Officer ($585,000) was reversed during the fourth quarter of Fiscal Year 1996. Additionally, during the fourth quarter of Fiscal Year 1996, the salary portion of accrued severance for the Executive Officer was adjusted to the equivalent of one year's compensation in accordance with Section 502 (b) (7) of the Bankruptcy Code. This resulted in a $0.4 million gain during the fourth quarter of Fiscal Year 1996. The Company accrued the equivalent of one year's compensation during the fourth quarter of Fiscal Year 1996 for three former executives of the Company who were terminated during Fiscal Year 1996. In connection with such accrual, the Company recognized $0.8 million of expenses which was recorded as a reorganization item during the fourth quarter of Fiscal Year 1996.

     Unsecured claims against the Company in existence prior to the Bankruptcy Filing are included in "Liabilities Subject to Compromise". Additional claims (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). Consequently, the amount included in the balance sheet as Liabilities Subject to Compromise may be subject to further adjustments. A plan of reorganization may require certain compromise of liabilities that, as of November 3, 1996, are not classified as Liabilities Subject to Compromise. The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. Parties holding Secured Claims have the right to move the court for relief from the stay, which relief may be granted upon satisfaction of certain statutory requirements. Secured Claims are collateralized by substantially all of the assets of the Company, including, accounts receivable, inventories and property, plant and equipment.

     At the Company's request, the Bankruptcy Court established June 28, 1996 as the deadline for creditors to file all pre-petition claims against the Company (the "Bar Date"). On or before May 14, 1996, notices were mailed to all known or potential creditors of the Company advising them that claims against the Company must be submitted by the Bar Date. Subject to limited exceptions, creditors who were required to file claims but failed to meet the deadline are forever barred from voting upon or receiving distributions under any plan of reorganization. Since the Bar Date, the Company has been reviewing and reconciling the proofs of claims that were filed by the creditors. As a result of the reconciliation process, the Company has filed two Omnibus Objections with the Bankruptcy Court objecting to certain claims filed against the Company. As a result of the Omnibus Objections numerous claims have been expunged and other claims have been reduced. Differences that cannot be resolved by negotiated agreements between the Company and the claimant will be resolved by the Bankruptcy Court. Accordingly, allowed claims may arise which are not currently reflected in the Company's financial statements and recorded claims are subject to change which may be material to the financial statements.

12.  COMMITMENTS AND CONTINGENCIES

     Lease Commitments - Aggregate future minimum lease commitments under operating leases and capital leases with an initial or remaining non-cancelable term in excess of one year, together with the present value of the minimum capital lease payments at November 3, 1996, are as follows (in thousands):


                                               Operating       Capital
     Fiscal Year                                  Leases        Leases
      -----------                                 ------        ------
        1997                                    $  2,755        $2,224
        1998                                       2,582           942
        1999                                       2,571           905
        2000                                       2,359           103
        2001                                       2,133            -
        Thereafter                                18,544            -
                                                  ------        ------
        Total minimum lease payments             $30,944        $4,174
                                                  ======
        Less amount representing interest                          837
                                                                ------
        Present value of minimum lease
           payments                                              3,337
        Less current portion of capital
           lease obligations                                     1,594
                                                                ------
        Long-term portion of capital
           lease obligations                                    $1,743
                                                                ======


     Rental expense under operating leases was $3.1 million for Fiscal Year 1996 and Fiscal Year 1995 and $2.2 million for Fiscal Year 1994.

     The Company was unable to negotiate a favorable extension or renewal of its corporate and marketing lease which expired in October 1996 (the "Previous Lease") and on January 31, 1995, the Company entered into a twenty (20) year lease for office space with a new landlord (the "New Lease"). Concurrent with the consummation of the New Lease, the landlord and the Company entered into a takeover agreement, effective August 1, 1995, whereby the landlord agreed to take over the Company's remaining obligations under the Previous Lease. Pursuant to the accounting rules for leases, the Company recognized a loss of $0.6 million during Fiscal Year 1995 for the estimated economic loss in the Previous Lease assumed by the new landlord. Additionally, during Fiscal Year 1995, the Company incurred accelerated amortization on leasehold improvements associated with the Previous Lease.

     Under the terms of the New Lease, as subsequently amended, the Company's rental payments commenced January 1, 1996 and future minimum rental payments, on a calendar year basis, are $1.1 million per year through 2015. Such minimum rental payments will be adjusted periodically, subject to certain maximum limitations, based on changes in the Consumer Price Index (as defined). The Company has incurred approximately $3.9 million in leasehold improvements and related fees and expenses, of which the landlord has contributed approximately $1.4 million. Under the terms of the New Lease, $0.5 million in landlord contributions is due the Company when the Company remits outstanding payments due to its construction related vendors. As a result of the Bankruptcy Filing, $0.7 million has not been paid to construction-related vendors and is included in "Liabilities Subject to Compromise".

     On December 27, 1995, the New Lease was amended to, among other things, permanently reduce the square footage under the lease thereby reducing future rental payments by approximately $0.5 million per year. In connection with entering into the amendment, $255,000 of capitalized leasehold improvements and related fees and expenses were written off during the first quarter of Fiscal Year 1996.

     License & Royalty Agreements - In July 1992, the Company formed its Forstmann International division and entered into a licensing, technical information and consulting arrangement with Compagnia Tessile, S.p.A., an Italian corporation, and its affiliate (collectively "Carpini"). Under the arrangement, the Company had the exclusive right to manufacture "Carpini(R) USA for Forstmann International" fabrics for women's and men's apparel for distribution and sale in the United States, Canada and Mexico for an initial period through December 31, 1997. The Company also had the right to acquire certain technical information. In consideration of the licensing and consulting arrangement, the Company had agreed to pay Carpini an annual royalty and guaranteed minimum fee.

     Additionally, the Company was required to pay Carpini a sales fee equal to five percent (5%) of annual net sales of "Carpini USA" fabrics, after deducting the annual guaranteed minimum fee. Further, the arrangement permitted the Company to purchase certain fabrics manufactured by Carpini which could be resold by the Company in the United States and Canada. In connection with entering into the arrangement, the Company established letters of credit payable to Carpini in an aggregate of $1.0 million. On December 22, 1995, through the Bankruptcy Court, the Company rejected all agreements under the Carpini arrangement except for a letter agreement which permits the Company to purchase certain fabrics manufactured by Carpini which can be resold by the Company in the United States and Canada. Since the Bankruptcy Filing, Carpini has not shipped any fabrics manufactured by Carpini as provided for in the letter of agreement. Under the terms of the arrangement and letters of credit, Carpini subsequently drew all amounts outstanding under the letters of credit as reimbursement for defaulted royalty and guaranteed minimum fee and liquidated damages. The $0.7 million in excess of the royalty and guaranteed minimum fee due as of December 31, 1995 was expensed as a reorganization item in the Company's first quarter of Fiscal Year 1996.

     Purchase Commitments - In the ordinary course of business, the Company has significant purchase orders for raw wool outstanding, which generally require the placement of an order six to nine months prior to delivery. Additionally, at November 3, 1996 the Company had outstanding commitments to purchase machinery and equipment with an approximate value of $3.1 million.
As a result of the Bankruptcy Filing, the Company's capital expenditure program has been curtailed and most open purchase orders are not being honored by the Company. At the date of the Bankruptcy Filing, the Company owed approximately $0.9 million for machinery and equipment purchased but not yet paid. Such amount is included in Liabilities Subject to Compromise.

     Letters of Credit - At November 3, 1996, the Company had outstanding letters of credit aggregating $2.6 million.

     Litigation - The Company is a party to legal actions arising out of the ordinary course of business. In the opinion of management, after consultation with counsel, other than environmental matters, the resolution of these claims will not have a material adverse effect on the financial position or results of operations of the Company.

     Financial Consulting Services Agreement - On July 31, 1995, the Company and Jay Alix & Associates entered into a Letter Agreement, as amended, pursuant to which the services of the Company's Chief Executive Officer are provided. Under the terms of the Letter Agreement, it can be terminated by written notice from either party. On December 20, 1996, subjected to Bankruptcy Court approval, the Letter Agreement was amended to provide a performance fee equal to (a) $400,000 in cash, plus (b) cash, securities or other property in the amount and of the type that would be received pursuant to the Company's plan of reorganization by a person holding an unsecured claim against the Company allowed in the amount of $600,000. As of November 3, 1996, $200,000 was accrued under the Letter Agreement.

     Environmental - By the nature of its operations, the Company's manufacturing facilities are subject to various federal, state and local environmental laws and regulations and occasionally have been subject to proceedings and orders pertaining to emissions into the environment.

     During fiscal year 1988, the Company became aware of accidental releases of certain chemicals into the environment. At that time, the Company accrued environmental remediation liabilities for its estimate of the necessary remediation costs to be incurred relating to the releases. Pursuant to Georgia's Hazardous Site Response Act (the "Response Act"), property owners in Georgia were required to notify the Environmental Protection Division of the Georgia Department of Natural Resources (the "EPD") of known releases of regulated substances on their properties above certain levels by March 22, 1994. Pursuant to the Response Act, the Company notified the EPD of two historical releases at the Company s Dublin, Georgia facility, one relating to the presence of trichloroethylene at the site (the "TCE Site") and one relating to another constituent near the southern property boundary (the "1, 1-DCA site"). Based upon the Company's March 1994 notification, the EPD determined that a release exceeding a reportable quantity had occurred at those two sites. As a result, the two sites have been listed on the Georgia Hazardous Site Inventory ("HSI"), which currently consists of over 300 other sites. In January 1995, the EPD notified the Company that the Company was a responsible party, and informed the Company that, pursuant to the Response Act, the Company was required to submit a compliance status report ("CSR") and compliance status certification with respect to the two sites. The EPD also informed the Company of the obligation to identify all other potentially responsible parties, and, in compliance therewith, on February 24, 1995, the Company identified the prior owner and operator (J.P. Stevens & Company, Inc. or "J.P. Stevens") of the Company s Dublin facility.

     On June 29, 1995, the Company notified the EPD of a possible release of a hazardous substance at the Company-owned site (previously owned by J.P. Stevens) where various waste materials were reportedly disposed and burned by J.P. Stevens (the "Burn Area"). The Company purchased the facility in 1986 and has not disposed of or burned such waste materials at the Burn Area.

     By letter of July 14, 1995, the EPD notified the Company that the two sites which the EPD had previously placed on the HSI had been designated as "Class I" sites needing corrective action. The letter required the Company to file a deed notice that the sites were on the HSI and needed corrective action. Included with this letter was a proposed consent order. The Company and the EPD tried to negotiate a mutually agreeable consent order regarding the two sites, but those negotiations were not successful.

     On December 29, 1995, the EPD issued separate administrative orders to the Company and J.P. Stevens, which related to the three sites at the Company s Dublin Facility. With respect to the TCE and 1, 1-DCA sites, the orders required the Company and J.P. Stevens to submit a CSR and compliance status certification within 120 days from December 29, 1995 (i.e., by April 27, 1996) to the EPD that included, among other things, a description of the release, including its nature and extent, and suspected or known source, quantity and date of the release. By letter dated August 1, 1996, the EPD agreed to an extension until August 16, 1996 for the Company to submit the CSR for the TCE and 1,1-DCA sites and the Company complied with this deadline. By letter dated October 9, 1996, the EPD requested clarification and additional information with respects to the Company s CSR. The Company provided this information to the EPD by letter dated November 13, 1996. To date, the EPD has not responded to the Company. Based on the additional work required by the EPD, the Company increased its accrual for environmental cost by $0.2 million during the thirteen-week period ended April 28, 1996. Subject to additional communication with the EPD, the Company believes that the $0.3 million accrued environmental cost as of November 3, 1996 is sufficient to cover the Company's known and probable responsibilities related to the TCE and 1,1-DCA sites.

     The EPD's letters of December 29, 1995 also informed the Company and J.P. Stevens that a release exceeding a reportable quantity had occurred in the Burn Area and that the Burn Area was being listed on the HSI. The administrative orders required both Forstmann and J.P. Stevens to submit a CSR and compliance status certification for the Burn Area by April 11, 1996. The two companies responded separately to the EPD indicating their belief that the April 11, 1996 due date was unrealistic. The Company requested 330 days for submittal of the CSR. By letter dated March 27, 1996, the Company reminded the EPD that the agency had not responded to its request for an extension for submitting the CSR for the Burn Area. In its April 29, 1996 letter to the Company, the EPD indicated that it is not presently considering enforcement action regarding the missed April 11, 1996 deadline for the Burn Area "prior to June 3, 1996" to allow extra time for the Company and J.P. Stevens to reach an agreement concerning an allocation of work under the administrative order.

     On May 22, 1996, J.P. Stevens, through its counsel, informed the EPD that it was negotiating with the Company an allocation of the work required under the administrative orders and indicated that implementation of any agreement(s) resulting from the negotiations would be dependent upon, among other things, the EPD's recognition of the agreement(s) between J.P. Stevens and Forstmann. On May 31, 1996, the EPD informed J.P. Stevens that it was encouraged by the prospect of cooperation between the two companies and that it was willing to recognize an agreement between the two companies that would lead to full compliance with the Response Act. The EPD stated that, upon its review of the agreement between the companies, it would propose consent orders to them. Until then, however, the administrative orders would remain in effect. The Company completed negotiation of the agreement with J.P. Stevens, and the agreement has been approved by the Bankruptcy Court.

     Also in 1996, J.P. Stevens commenced the negotiation of a Consent Order with the EPD. This negotiation was concluded successfully and the Consent Order became effective on December 12, 1996. The Consent Order obligates J.P. Stevens to prepare and submit to the EPD a CSR for the Burn Area within 180 days of the effective date of the Consent Order. Among other things, the Consent Order provides for the imposition of stipulated daily penalties in the event that J.P. Stevens does not comply with the terms of the Consent Order. Furthermore, the Consent Order provides that, in the event the Company does not perform any action or work required by the EPD for the TCE or 1, 1-DCA sites, the EPD may direct J.P. Stevens to take such action or work. In consideration for these commitments, and so long as J.P. Stevens is in compliance with the Consent Order, the EPD agreed that J.P. Stevens would not be subject to penalties or to an enforcement action for violations of the administrative order issued on December 29, 1995. The EPD has offered a similar Consent Order to the Company, and the Company is still evaluating this option.

     J.P. Stevens and the Company have verbally agreed to sign the agreement approved by the Bankruptcy Court, with one minor revision in which each party will waive the right provided in the agreement to attend the other party s meetings, if any, with the EPD. The Company expects Stevens to supply it with an execution copy of the agreement. According to Stevens representatives, work at the Burn Area will begin promptly after the agreement is signed.

     After completion of the investigation of the Burn Area, the Company will be able to estimate the expected future costs associated with the Burn Area. Based on previous experience with environmental issues at the Company's facilities, subject to responsibilities borne by J.P. Stevens, if any, management believes that environmental costs associated with the Burn Area may be material and may have a material adverse effect on the Company's liquidity and financial position. The Company has been informed that the EPD may require demonstration of financial assurance upon the conclusion of the Company's Bankruptcy Filing.

        The Company has been notified that soil and groundwater samples from the Tifton facility were obtained by an environmental consultant engaged by a potential lender to the purchaser of the Tifton facility. The Company is currently reviewing the test result data provided by the environmental consultant and has engaged its own environmental consultants to resample the soil and groundwater as close to the locations sampled by the buyers environmental consultant. Based on the analytical results from such resampling, the Company will determine whether any further action, including notification to the EPD under the Response Act is required and the Company will respond accordingly.

     Dissenters' Proceeding - As required under Georgia Statute O.C.G.A.
section 14-2-1330, the Company commenced, on July 10, 1992, a civil action against: Resolution Trust Corporation as receiver for Columbia Savings & Loan Association, F.A. (the "RTC"); James E. Kjorlien; Gary M. Smith; Grace Brothers, Ltd.; The Henley Group; Randall D. Smith, Jeffrey A. Smith and Russell B. Smith, as Trustees for Lake Trust dtd 9/4/91; (the "Non-RTC defendants") and the record owners of the shares of the Non-RTC defendants (the "Dissenters' Proceeding"). The RTC and Non-RTC defendants were record owners or beneficial holders of an aggregate of 1,473,562 shares of the Company's then existing voting and non-voting common stock who dissented (the "Pre-Merger Stock") from a merger between the Company and an affiliated Company. Under Georgia law, holders of the outstanding shares of Pre-Merger Stock who were deemed to have dissented from the merger became entitled to payment of the "fair value" of their Pre-Merger Stock, determined as of a time immediately before consummation of the merger plus interest on that amount from the date of the merger.

     In September 1994, the Company settled the claims of the RTC in exchange for payment by the Company of $475,000 and the issuance of 30,000 shares of the Company's common stock. In December 1994, in settlement of the remaining claims, the Company paid the Non-RTC defendants $365,000. The action has been dismissed and no claims remain pending in the Dissenters' Proceeding. Total costs of $1,788,000, including legal fees to settle the Dissenters' Proceeding, were charged to additional paid-in capital during Fiscal Year 1994 in accordance with the principles of quasi-reorganization accounting (see Note 14 to the Financial Statements).

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Fair
Value of Financial Instruments", requires that the fair value of all financial instruments be estimated and compared to the carrying amount of such financial instruments as of the balance sheet date. As a result of the Company s Bankruptcy Filing, the fair value of most of the Company's financial instruments, other than cash, accounts receivable, accounts payable, Senior Secured Notes and the DIP Facility, have been compromised or impaired. Possible resolutions to the Company's liquidity and debt leverage problems and emergence from bankruptcy may involve the conversion of certain of the Company's existing indebtedness to equity. In management's opinion, until a plan of reorganization is developed, accepted by the Company's creditors and the Company emerges from bankruptcy, the fair value of the Company's financial instruments, other than cash, accounts receivable, accounts payable and the DIP Facility is not reasonably estimatable. Accordingly, the Company has not attempted to fair value such financial instruments whose value might have been compromised or impaired by the Bankruptcy Filing. The Company believes that the carrying amount of cash, accounts receivable, accounts payable, Senior Secured Notes and DIP Facility is a reasonable estimate of their fair value.

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

     At the effective date of the Quasi Reorganization, the Company had certain unresolved contingencies related to specific environmental matters and the Dissenters' Proceeding (see Note 12 to the Financial Statements). In accordance with the principles of quasi-reorganization accounting, the difference between the actual costs subsequently incurred to resolve these matters and the liabilities recorded at the time of the Quasi Reorganization will be charged or credited to additional paid-in capital, as appropriate. During Fiscal Year 1995, $38,000 related to the Dissenters' Proceeding and during Fiscal Year 1994, $206,000 (net of income taxes) and $1,788,000 related to the environmental matters and Dissenters Proceeding, respectively were charged to additional paid-in capital as adjustments to the amounts initially recorded in the Quasi Reorganization.

15.  REORGANIZATION ITEMS

     In accordance with SOP 90-7, professional fees, asset impairments and restructuring charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during Fiscal Year 1996 and Fiscal Year 1995 and consists of (in thousands):


                                                            1996       1995
                                                            ----       ----
     Professional fees                                  $  4,084   $  1,234
     Write off of deferred financing cost
       and expense and other financing
       fees incurred                                         -        1,305
     Write off of debt premium associated
       with Subordinated Notes                               -       (3,531)
     Impairment of assets (See Notes 3, 4 and 5)           5,076     12,156
     Expense incurred due to the rejection and
       amendment of executory contracts                      925        -
     Default interest expense                              1,101        -
     Severance expenses                                      279        190
     Other                                                   590       (450)
                                                         -------    -------
        Total                                            $12,055    $10,904
                                                         =======    =======

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for Fiscal Year 1996 and Fiscal Year 1995 are summarized as follows (in thousands, except per share information):
                                                    Fiscal Quarter
                                    First       Second       Third      Fourth
                                     -----         -----      -----     ------
Fiscal Year 1996
Net sales                            $33,306     $62,087    $58,009    $41,626
Gross profit                             983      10,842      9,160      1,770
Reorganization items                   2,859       1,574      3,259      4,363
Income (loss) applicable to
  common shareholders                 (9,139)      2,282     (1,122)    (9,865)
Income (loss) per share
  applicable to common
  shareholders                         (1.63)        .41       (.20)     (1.76)

                                                   Fiscal Quarter
                                      First       Second      Third     Fourth
                                      ----        -----       -----     ------
Fiscal Year 1995
Net sales                            $43,527      $69,399   $68,608     $40,683
Gross profit (loss)                    6,903       11,574     9,083      (1,237)
Reorganization items                       -            -         -      10,904
Income (loss) applicable to
  common shareholders                 (1,950)         449    (2,730)    (22,470)
Income (loss) per share
  applicable to common
  shareholders                          (.35)         .08      (.49)     (4.00)


     During the fourth quarter of Fiscal Year 1996, the Company accrued $1,086,000 for the expected loss on the sale of the Tifton plant (see Note 4 to the Financial Statements), increased its barter credit reserve by $480,000 (see Note 5 to the Financial Statements), increased its inventory market reserves by $1,010,000 (see Note 3 to the Financial Statements), reduced its severance accrual relating to the Company's former Chairman of the Board, President and Chief Executive Officer by $962,000 and accrued $758,000 for severance associated with three former executives of the Company (see Note 11 to the Financial Statements). Also during the first and fourth quarters of Fiscal Year 1996, the Company incurred significant unfavorable manufacturing variances resulting from a slowdown of production at its manufacturing facilities.

     During the fourth quarter of Fiscal Year 1995, the Company increased its allowance for uncollectible accounts by $1,181,000, increased its inventory market reserves by $4,338,000 (see Note 3 to the Financial Statements), wrote off $2,417,000 of machinery and equipment (see Note 4 to the Financial Statements), wrote off $4,644,000 of deferred software development costs (see
Note 5 to the Financial Statements), accrued $859,000 in severance costs associated with a severance agreement with the Company's former Chairman of the Board, President and Chief Executive Officer (see Note 11 to the Financial Statements), wrote off $1,005,000 of deferred financing costs relating to the GECC Facility and wrote off $3,531,000 of debt premium associated with the Subordinated Notes (see Note 7 to the Financial Statements) and increased its barter credit reserve by $905,000 (see Note 5 to the Financial Statements). Also, during the fourth quarter of Fiscal Year 1995, the Company incurred significant unfavorable manufacturing variances resulting from a slowdown of production at its manufacturing facilities.


                                                    SCHEDULE II




                            FORSTMANN & COMPANY, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                 THE FIFTY-TWO WEEKS ENDED OCTOBER 30, 1994 AND
      OCTOBER 29, 1995 AND THE FIFTY-THREE WEEKS ENDED NOVEMBER 3, 1996




                                                                    Additions
                                              Balance at            Charged to                                       Balance
                                              Beginning             Costs and                                        at End
Description                                   of Period              Expenses                 Deductions            of Period
-----------                                   ---------            ---------                 ----------            ---------

Allowance for Doubtful Accounts:
--------------------------------

Fifty-Two Weeks Ended
  October 30, 1994                            $2,195,000            $2,167,000             $(2,262,000) (1)        $2,100,000
Fifty-Two Weeks Ended
  October 29, 1995                            $2,100,000            $2,879,000             $(1,988,000) (1)        $2,991,000
Fifty-Three Weeks Ended
  November 3, 1996                            $2,991,000            $1,397,000               $(183,000) (1)        $4,205,000

Inventory Market Reserves:

Fifty-Two Weeks Ended
 October 30, 1994                             $1,903,000            $4,285,000           $(3,996,000)              $2,193,000
Fifty-Two Weeks Ended
 October 29, 1995                             $2,193,000           $11,239,000           $(4,821,000)              $8,611,000
Fifty-Three Weeks Ended
 November 3, 1996                             $8,611,000           $10,678,000          $(12,927,000)              $6,362,000

(1) Accounts written off net of recoveries of accounts previously written off.






                                   PART III


Item 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

      None


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

   The following table sets forth the name, age and position with the Company of each person who is a director or executive officer of the Company:

                                                        Position with the
     Name                          Age                    Company
      ----                         ---               -------------------

Stephen Berger                     57                Director

Cameron Clark, Jr.                 74                Director, Audit Committee
                                                       Chairman and Member of
                                                       Compensation Committee

Steven M. Friedman                 42                Director and Member of
                                                       Compensation Committee

F. Peter Libassi                   66                Chairman of the Board,
                                                       Chairman of
Compensation
                                                       Committee and Member of
                                                       Audit Committee

Alain Oberrotman                   45                Director and Member of
                                                       Audit Committee

Robert N. Dangremond               53                Director, President and
                                                       Chief Executive Officer

Rodney J. Peckham                  41                Chief Financial Officer

Gary E. Schafer                    45                Vice President and
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

     Steven M. Friedman has been a General Partner of Eos Partners, L.P. (a private investment firm) since January 1, 1994 and has been a director of the Company since December 1988. For more than five years prior thereto, he was a General Partner of Odyssey Partners. Mr. Friedman was Chairman of the Board of the Company from October 1990 to March 1992 and a Vice President of the Company from December 1988 to March 1992. Mr. Friedman is a director of the following reporting companies: The Leslie Fay Companies, Inc. (a women's wear designer and manufacturer), which is a customer of the Company, The Caldor Corporation (a chain of discount retail stores), Eagle Food Centers, Inc. (a chain of grocery stores), JPS Textile Group & Subsidiaries (a textile manufacturer) and Rickel Home Centers, Inc. (a home center retailer).

     F. Peter Libassi has been Vice President of the Board of Governors of The Center for Global Business Studies (Paris, France) since June 1996, and President of The Children s Fund of Connecticut (Hartford, CT) since October 1996 and has been a director of the Company since February 1994. From February 1993 to June 1996, he was Dean of the Barney School of Business and Public Administration of the University of Hartford and from 1982 to February 1993, he was Senior Vice President for Corporate Communications of Travelers Corporation (an insurance and financial services company). Since June 1993, Mr. Libassi also has been Of Counsel of the Washington, D.C. law firm of Verner, Liipfer, Bernhard, McPherson and Hand.

     Alain Oberrotman has been a Principal of Odyssey Partners since October 1992 and has been a director of the Company since December 1994. From September 1990 until joining Odyssey Partners, he was a Principal of Hambro International Equity Partners, a venture capital firm. From September 1982 to September 1990, he was President of TVI Group, Inc. a business development, consulting and finance firm. Mr. Oberrotman is a director of the JPS Textile Group & Subsidiaries, Eagle Food Centers, Inc. and AER Energy.

     Robert N. Dangremond has been a director of the Company since August 1995. Since August 1995, Mr. Dangremond has also served as Chief Executive Officer and President of the Company. Mr. Dangremond's services have been made available to the Company pursuant to a Letter Agreement dated July 31, 1995, as amended, between Jay Alix & Associates ("Alix") and the Company. Since September 1989 Mr. Dangremond has been a Principal with Alix, a consulting firm specializing in the restructuring of major corporations. From 1982 to 1989 he was the CFO and Treasurer of Leach & Garner Company, a diversified manufacturing and trading company. Prior thereto, he served as a Vice President and Manager for Chase Manhattan Bank and a Sales and Marketing Manager for Scott Paper Company. Mr. Dangremond is also a director of AM International (a manufacturing and distribution company), Standard Brands Paint Company (a manufacturing and retail company), and Envirodyne Industries, Inc. (a manufacturing company).

     Rodney J. Peckham was elected Chief Financial Officer of the Company in March 1996. From October 1995 until he became Chief Financial Officer, Mr. Peckham was employed as Director of Financial Operations. Mr. Peckham was previously employed by the Company from August 1986 through May 1995 during which time he served as Corporate Controller from August 1986 until he became Treasurer in March 1992, and he also served as Secretary from December 1992 to September 1993. From May 1995 through October 1995, Mr. Peckham was self-employed and provided various financial consulting services to the Company.

     Gary E. Schafer was elected Vice President and Corporate Controller of the Company in March 1992. In 1990, when Mr. Schafer joined the Company, he served as Director of Cost Accounting. Prior thereto, Mr. Schafer was Chief Financial Officer of Racal-Milgo Skynetworks (a telecommunications company).




Item 11. EXECUTIVE COMPENSATION
         ----------------------

SUMMARY OF COMPENSATION IN FISCAL YEARS 1996, FISCAL YEAR 1995 AND FISCAL YEAR 1994

     The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Chief Executive Officer and the two other most highly compensated executive officers of the Company during Fiscal Year 1996, Fiscal Year 1995 and Fiscal Year 1994.

                                                                                      Long-Term
                                                                                    Compensation
                                                  Annual Compensation                   Awards
                                         ------------------------------------         -------------

                                                                                   Other Annual       Securities         All Other
                       Name and                Fiscal                   Bonus      Compensation       Underlying        Compensation
                       Principal Position       Year      Salary ($)    ($)(1)        ($)(2)          Options(#)(3)    ($)(4)(5)(6)
                       ------------------      ------     ---------     -----      ------------       ------------    -------------

                       Robert N. Dangremond    1996            n/a         n/a            n/a                n/a          1,049,511
                       (5) President and       1995            n/a         n/a            n/a                n/a            153,750
                           Chief Executive     1994            n/a         n/a            n/a                n/a              n/a
                           Officer

                       Rodney J. Peckham (6)   1996        238,013           0           2,486                 0                0
                           Chief Financial     1995         93,312           0           3,787            12,500           97,155
                            Officer            1994        134,167           0           5,493                 0                0

                        Gary E. Schafer (4)    1996        119,708           0          4,322                 0               578
                          Vice President and   1995        109,075           0          4,357            12,500                 0
                          Corporate            1994        104,875           0          4,210                 0                 0
                       Controller


(1) The amount of any bonus earned for a fiscal year, although included in the fiscal year earned, is actually determined and paid after the end of the fiscal year. Fiscal Year 1996 does not include any amounts which may be subsequently paid in connection with the Company s Incentive Compensation and Retention Program.

(2) Represents tax liability reimbursed by the Company arising from contributions made by the executive officer and for investment earnings thereon under a Company employee savings plan.

(3) Represents incentive stock options ("ISOs") granted under the Company's Common Stock Incentive Plan on January 6, 1995 to purchase the stated number of shares of common stock at an exercise price of $8.50 per share, exercisable for one-third of such shares commencing on each of January 6, 1996, January 6, 1997 and January 9, 1998. The options granted on January 6, 1995 were granted at an amount greater than fair market value.

(4)  Represents amounts paid for health club dues.

(5) Mr. Dangremond is an employee and principal of Alix. The amount shown is that which has been paid to Alix with respect to services and travel and entertainment-related expenses provided by Mr. Dangremond during Fiscal Year 1996 and from August 1995 through October 29,1995 during Fiscal Year 1995.

(6) The amount shown for Mr. Peckham includes $89,800 for financial consulting services paid to Mr. Peckham between June 1995 to October 1995. The remaining $7,355 represents reimbursement of Mr. Peckham's relocation expenses.

INCENTIVE COMPENSATION AND RETENTION PROGRAM

     Effective as of November 14, 1996, the Bankruptcy Court approved the Company's Incentive Compensation and Retention Program (the "Program") which provides certain eligible employees with a pre-determined confirmation bonus and provides for a discretionary bonus to certain employees of the Company selected by the Company s Chief Executive Officer in consultation with its Board of Directors. The aggregate amounts payable under the program as a confirmation bonus can not exceed $990,000 and the total of the discretionary bonuses available to be awarded shall not exceed $510,000 (plus any portion of the confirmation bonus pool not paid to a participant as a result of ineligibility of any one or more confirmation bonus participants). The confirmation and discretionary bonuses payable to a participant under the Program are payable in two installments, 50% one month after the Company's plan of reorganization becomes effective with the remaining 50% payable six months after the plan of reorganization becomes effective. Further, the Program provides a termination award to certain key employees if the eligible employee is terminated without "cause" within two years following the confirmation of the plan of reorganization. A termination award will be equal to one and one-half times the terminated participant's base salary and is payable to the terminated participant no later than three business days following the date of the participant's termination with the Company.


FINANCIAL CONSULTING SERVICES AGREEMENT

     On July 31, 1995, the Company and Jay Alix & Associates entered into a Letter Agreement, as amended, pursuant to which the services of the Company's Chief Executive Officer are provided. Under the terms of the Letter Agreement, it can be terminated by written notice from either party. On December 20, 1996, subjected to Bankruptcy Court approval, the Letter Agreement was amended to provide a performance fee equal to (a) $400,000 in cash, plus (b) cash, securities or other property in the amount and of the type that would be received pursuant to the Company's plan of reorganization by a person holding an unsecured claim against the Company allowed in the amount of $600,000. As of November 3, 1996, $200,000 was accrued under the Letter Agreement.


STOCK OPTIONS GRANTED IN FISCAL YEAR 1996

     The Company did not grant any stock options or stock appreciation rights during Fiscal Year 1996.


STOCK OPTIONS HELD AT THE END OF FISCAL YEAR 1996

     The following table indicates the total number of exercisable and unexercisable stock options granted under the Company's Common Stock Incentive Plan held by each executive officer named below on November 3, 1996, the day that the Company was delisted on NASDAQ National Market System. No options to purchase Common Stock were exercised during Fiscal Year 1996 and no stock appreciation rights were outstanding during Fiscal Year 1996. On October 13, 1995, the last trading day, prior to being delisted, the last sales price of the Common Stock on the NASDAQ National Market System was $0.50 per share.

                              Number
                        Securities Underlying          Value of Unexercised
                         Unexercised Options          In-the-Money Options at
                         Fiscal Year End (#)            Fiscal Year End ($)
                         ------------------             ------------------
Name                Exercisable    Unexercisable     Exercisable  Unexercisable
----                ------------   -------------    ------------  -------------

Gary E. Schafer     8,167shares     8,333 shares        0.00           0.00

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

     The following table shows the estimated annual benefits upon retirement to participants in the Pension Plan in specified annual compensation and years of credited service classifications. The amounts shown are subject to the maximum benefit limitations set forth in Section 415 of the Internal Revenue Code of 1986 (the "Code") and are subject to reduction for amounts payable under the Predecessor Plan. The pension benefits shown are based upon retirement at age 65 and the payment of a single-life annuity to the participants. The pension benefits in the table do not reflect the limitation under Section 401(a)(17) of the Code on the maximum amount of annual compensation ($150,000 effective February 1, 1994 (the "Code Limitation")), that can be utilized for determining benefits.



                                                 Years of Credited Service at Retirement

 Highest Five Year Average
 Annual Compensation(1)        5           10           15         20          25          30           35
        ---------------     -------     --------     --------    --------   --------    --------      --------


          $100,000         $ 6,852     $13,704      $20,556     $27,408    $34,260      $ 41,112   $ 47,964

           150,000          10,602      21,204       31,806      42,408     53,010        63,612     74,214

           200,000          14,352      28,704       43,056      57,408     71,760        86,112    100,464
           250,000          18,102      36,204       54,306      72,408     90,510      108,612     126,714

           300,000          21,852      43,704       65,556      87,408    109,260      131,112     152,964

           350,000          25,602      51,204       76,806     102,408    128,010      153,612     179,214
           400,000          29,352      58,704       88,056     117,408    146,760      176,112     205,464

           450,000          33,102      66,204       99,306     132,408    165,510      198,612     231,714
           500,000          36,852      73,704      110,556     147,408    184,260      221,112     257,964

           550,000          40,602      81,204      121,806     162,408    203,010      243,612     284,214

           600,000          44,352      88,704      133,056     177,408    221,760      266,112     310,464
           650,000          48,102      96,204      144,306     192,408    240,510      288,612     336,714



(1) Annual compensation is the amount reportable on a participant's Form W-2 for federal income tax purposes, and consists of the amounts reported in the table included under "Summary of Compensation in Fiscal Year 1996, Fiscal Year 1995 and Fiscal Year 1994" as salary, bonus, other annual compensation and all other compensation.

     Credited years of service for benefit accrual under the Pension Plan, as of December 31, 1996, for the following executive officers are:


        Rodney J. Peckham                                 9 years
        Gary E. Schafer                                   6 years

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

SUPPLEMENTAL RETIREMENT PLANS

     In response to the Code Limitation, which substantially reduces the amount of annual compensation that can be considered under the Pension Plan, the Company, in Fiscal Year 1994, approved an auxiliary nonqualified retirement plan (the "Auxiliary Plan") applicable to all employees whose annual compensation exceeds the Code Limitation. The Auxiliary Plan became effective during Fiscal Year 1994 and will provide a retirement benefit, payable only if and when the participant or the participant's beneficiary commences receiving a benefit under the Pension Plan, equal to the difference between the benefit the participant or the participant's beneficiary would have received had the Code Limitation not existed and the amount of the benefit being received under the Pension Plan. On January 29, 1996, the Auxiliary Plan was terminated and no additional liability will accrue to participants after January 29, 1996. The Company has not remitted any of the contributions due the Auxiliary Plan since the Auxiliary Plan became effective.

     Executive officers of the Company having a position of Executive Vice President or higher, upon attaining age 50, are eligible to participate in the Company's Supplemental Retirement Benefit Plan (the "SERP"). Currently there are no participants in the SERP. The Company's contributions to the SERP through December 1994 were paid to a trust for the benefit of participants.
No amounts were contributed by the Company to the SERP after December 1994. A participant who retires at or after age 62 who does not elect an optional form of payment will receive until death (i) monthly amounts equal to the greater of (a) the annuity benefit that would be payable to him for such month under the Pension Plan after application of the Code Limitation, or (b) the annuity benefit that, as of the date he became a participant, was expected to be payable to him, as aforesaid, for such month under the Pension Plan, and (ii) continued welfare benefits (such as medical insurance) for himself, his spouse and his eligible dependents. Alternatively, a participant may elect to have his supplemental income benefit paid in a lump sum, in five equal annual installments, or as a joint and survivor annuity. A participant who voluntarily resigns before age 62 will receive, on his 62nd birthday, the following: (i) if he was employed by the Company for at least two-thirds of his anticipated service period (the period commencing on the date he became a participant and ending on his 62nd birthday), a lump sum payment that is the actuarial equivalent of two-thirds of the normal form of payment he would have received had he continued in the Company's employ until age 62 and (ii) if he was employed by the Company for at least one-third (but less than two-thirds) of his anticipated service period, a lump sum payment that is the actuarial equivalent of one-third of the normal form of payment he would have received had he continued in the Company's employ until age 62. If a participant dies while employed, his beneficiary will receive a lump sum payment that is the actuarial equivalent of the normal form of payment the participant would have received had he continued in the Company's employ until age 62. If a participant is terminated from employment without cause or after a change in control, he will receive the same supplemental income benefit (actuarially reduced for payment prior to age 62) and the same welfare benefits he would have received had he continued in the Company's employ until age 62. No payment may be made under the SERP to a participant whose employment is terminated for cause. On January 29, 1996, the SERP was terminated and no additional benefits accrued to any participants after December 31, 1995.


EMPLOYMENT CONTRACTS WITH FORMER EXECUTIVE OFFICERS OF THE COMPANY.

     The Company was a party to an employment agreement with the Company s former Chairman of the Board and each of the Company's former Executive Vice Presidents. Each of these agreements was for a two-year term and was automatically extended so that the unexpired term thereof remains two years, until either the Company or the executive gives two years' advance notice of non-renewal. During the term of their respective agreements, each executive was to receive an annual base salary of not less than the executive's base salary at the time his employment agreement was executed. Each agreement provides that, upon the executive's termination for any reason other than for cause (as defined), disability, death or voluntary resignation, the executive would have (i) received a lump sum payment equal to (a) two times the executive's then-current base salary, plus (b) the executive's most recent bonus reduced proportionately to the extent that the current year's adjusted pre-tax earnings are less than such amount in the immediately preceding year,
(ii) continued to receive life and health insurance benefits for a two-year period on the same contributory basis that would have been in effect had the executive remained employed by the Company, unless substantially similar coverage is obtained prior thereto at no greater expense to the executive,
(iii) become vested in all unvested stock options and ERAs previously granted to the executive, and (iv) been entitled to outplacement consultant services.

     On August 16, 1995, the Company s former Chairman of the Board,
President and Chief Executive Officer (the "Executive Officer") entered into a severance agreement and resigned from the Company. The agreement entitled the Executive Officer to a continuation of existing salary and certain other benefits for a period of two years from the date of separation from the Company and granted the Executive Officer title to certain of the Company's assets in the Executive Officer's possession. In addition, under the agreement, the Company agreed to pay certain vested but unearned ERAs which he would have been entitled to under his employment agreement with the Company if he had been dismissed without "cause" as defined therein. The value of the ERAs was fully accrued by the Company as of March 4, 1995 and as a result of the Bankruptcy Filing has been included in "Liabilities Subject to Compromise". In connection with the severance agreement, the Company recognized $0.7 million of expense during the fourth quarter of Fiscal Year 1995. Based upon management s analysis of bankruptcy claims likely to be allowed, the ERAs which had been previously accrued for the Executive Officer ($585,000) was reversed during the fourth quarter of Fiscal Year 1996. Additionally, during the fourth quarter of Fiscal Year 1996, the salary portion of accrued severance for the Executive Officer was adjusted to the equivalent of one year's compensation in accordance with Section 502 (b) (7) of the Bankruptcy Code. This resulted in a $0.4 million gain during the fourth quarter of Fiscal Year 1996. The Company accrued the equivalent of one year's compensation during the fourth quarter of Fiscal Year 1996 for three former executives of the Company who were terminated during Fiscal Year 1996. In connection with such accrual, the Company recognized $0.8 million of expenses which was recorded as a reorganization item during the fourth quarter of Fiscal Year 1996. During the fourth quarter of Fiscal Year 1995, based on management's assessment of possible resolutions to the Company's liquidity and debt leverage problems, the remaining accrued value of the ERAs applicable to other participants ($450,000) was reversed and the resulting gain is included in reorganization items.

     The SERP provides that if a participant thereunder is terminated from employment without cause or after a change in control, the participant will receive the same supplemental income benefit (actuarially reduced for payment prior to age 62) and the same welfare benefit he would have received if he continued in the Company's employ until age 62. The former Chairman of the Board and one of the former Executive Vice Presidents were the only participants in the SERP due to the age eligibility requirement for the SERP. On January 29, 1996, the SERP was terminated and no additional benefits accrued to any participants after December 31, 1995.


INDEMNITY AGREEMENTS

     The Company is party to an indemnity agreement (the "Indemnity Agreement") with each of its directors and certain of its executive officers which provides that the indemnitee will be entitled to receive indemnification, which may include advancement of expenses, to the full extent permitted by law for all expenses, judgements, fines, penalties and settlement payments incurred by the indemnitee in actions brought against the indemnitee in connection with any act taken in the indemnitee's capacity, and within the indemnitee s scope of authority, as a director or executive officer of the Company. The Indemnity Agreement provides for the appointment of independent legal counsel to determine whether a director or executive officer is entitled to indemnity after a change in control. It also requires the Company to maintain its current level of directors and officers liability insurance for so long as the indemnitee may be subject to any possible, threatened or pending action, unless the cost of such insurance is more than 150% of the annualized cost thereof in Fiscal Year 1994.


THE BOARD OF DIRECTORS AND COMMITTEES THEREOF

     Directors of the Company are elected annually to serve until the next annual meeting of shareholders and until their successors have been duly elected and qualified. During Fiscal Year 1996, there were twelve meetings of the Board of Directors, and, except for Alain Oberrotman who did not attend one Audit Committee meeting, each director attended all of the meetings of the Board of Directors and of the Committees thereof, if any, on which he served.

     The Company's Board of Directors has an Audit Committee and a Compensation Committee. The members of each committee are appointed by the Board of Directors for a term beginning after the first regular meeting of the Board of Directors following the Annual Meeting of Shareholders and until their respective successors are elected and qualified.

Audit Committee. THE Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's financial statements. The Audit Committee also has responsibility for (i) reviewing the proposed scope and results of the audit, (ii) reviewing the Company's financial condition and results of operations, (iii) considering the adequacy of the Company's internal accounting and control procedures, and
(iv) reviewing any non-audit services and special engagements to be performed by the independent auditors, and ensuring that the performance of such tasks will not impair the auditors' independence. The Audit Committee also reviews, at least annually, the terms of all material transactions and arrangements between the Company. Members of the Audit Committee may not be employees of the Company, and not more than one member may be affiliated with or represent the interest of a shareholder of the Company beneficially owning 20% or more of the outstanding Common Stock. The current members of the Audit Committee are Messrs. Clark, Libassi, and Oberrotman, with Mr. Clark serving as Chairman. During Fiscal Year 1996, the Audit Committee held five meetings.

Compensation Committee. THE Compensation Committee determines, subject to the approval of the Board of Directors, the compensation paid to the Company's executive officers, the award of stock options under the Company's Common Stock Incentive Plan and the implementation of the management incentive compensation plans. The current members of the Compensation Committee are Messrs. Clark, Friedman and Libassi, with Mr. Libassi serving as Chairman. During Fiscal Year 1996, the Compensation Committee held two meetings.

Compensation of Directors. Directors who are employees of the Company or an affiliate of the Company receive no compensation for their services as directors. Other directors receive $2,500 for attendance at each meeting of the Board of Directors or Committee thereof.


COMPARATIVE PERFORMANCE BY THE COMPANY

     THE Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total shareholder return on its Common Stock with the cumulative total shareholder return of (i) a broad equity market index, and (ii) a published industry index or peer group. Such a chart would normally be for a five-year period. However, the Company's common stock has been publicly traded only since March 4, 1992, and on October 16, 1995, as a result of the Company s closing price per share being less than $1.00 per share for more than thirty (30) consecutive days, the NASDAQ National Market System delisted the Company. Accordingly, the Company does not believe that the required chart comparing the cumulative total shareholder return on its Common Stock would be meaningful. For the five year period consisting of Fiscal Year 1996, 1995, 1994, 1993 and 1992, the Company has realized a cumulative loss applicable to common shareholders of $38.0 million. As of November 3, 1996 the Company's shareholders deficit was $9.3 million.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The following table sets forth the aggregate number of shares of Common Stock of the only persons or groups known to the Company as of December 31, 1996 to own beneficially 5% or more of the outstanding shares of Common Stock.

      Name and Address of                  Amount and Nature of    Percent
       Beneficial Owner                   Beneficial Ownership    of Class
      -------------------                  ---------------------  --------

     Odyssey Partners, L.P.(1)              2,832,713 shares        50.41%
     31 West 52nd Street
     New York, New York 10019

     David L. Babson & Company, Inc.(2)       574,800 shares        10.23%
     One Memorial Drive
     Cambridge, Massachusetts  02142-1300


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

(2)  Based on information received by the Company on December 31, 1996.
     David L. Babson & Company, Inc., a registered investment adviser under the Investment Advisers Act of 1940, is the beneficial owner of 574,800 shares of Common Stock with sole dispositive power over such shares. It has sole voting power with respect to 432,900 of such shares and shared voting power with respect to the remaining 141,900 of such shares.

     Set forth below is information, as of January 30, 1997, with respect to the beneficial ownership of the Common Stock by (a) the six nominees of the Board of Directors for election as directors of the Company (which consists of all current directors), (b) the Company's Chief Executive Officer and the two other most highly compensated executive officers of the Company during Fiscal 1996, and (c) all current directors and executive officers of the Company, as a group (8 persons).


                                         Amount and Nature of     Percent
          Name                       Beneficial Ownership (1)  of Class
           ----                      ----------------------     --------

     Stephen Berger                         2,832,713(2)          50.41%
     Cameron Clark, Jr.                         1,500               *
     F. Peter Libassi                           1,000(3)            *
     Steven M. Friedman                             0(4)          ---
     Alain Oberrotman                               0             ---
     Robert N. Dangremond                           0             ---
     Rodney J. Peckham                              0             ---
     Gary E. Schafer                            8,167(5)            *

     All directors and executive
       officers as a group                  2,843,380(6)         52.44%

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

(5) Represents shares issuable upon exercise of currently exercisable options under the Company's Common Stock Incentive Plan.

(6) Includes shares issuable upon exercise of currently exercisable options under the Company's Common Stock Incentive Plan.


SECTION 16 REPORTS

     Based upon a review of information received by the Company, none of the Company s directors, officers or holders of more than 10% of its Common Stock failed to file timely with the Securities and Exchange Commission the reports required to be filed during Fiscal Year 1995 pursuant to Section 16(a) of the Exchange Act, except Rodney J. Peckham who did not timely file a Form 3 which has since been filed.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ----------------------------------------------
         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
         -----------------------------------------------------------

     The Compensation Committee of the Board of Directors consists of Cameron Clark, Jr., Steven M. Friedman and F. Peter Libassi. Mr. Friedman served as a Vice President of the Company and Chairman of the Board of Directors from December 1988 to March 1992. Until December 31, 1993, Mr. Friedman was a general partner of Odyssey Partners, which, directly or indirectly, has been a principal shareholder of the Company since December 1988. See "Ownership of Equity Securities". In connection with the Company's March 1992 initial public offering, Odyssey Partners purchased from the Company an aggregate of 1,215,000 unregistered shares of Common Stock for $9.00 per share and the Company agreed to grant registration rights to Odyssey Partners with respect thereto. These registration rights have not yet been exercised.


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

     2.   Schedules.

       Schedules for the Fifty-Two Weeks Ended October 30, 1994 and October 29, 1995 and the Fifty-Three Weeks Ended November 3, 1996.

       SCHEDULE
        NUMBER
        --------

       II.  Valuation and Qualifying Accounts

       Schedules other than those listed above are omitted because (a) they are not required or are not applicable or (b) the required information is shown in the financial statements or notes related thereto.

(b) No Current Report on Form 8-K was filed by the Company during the fourth quarter of its fiscal year ended November 3, 1996.

(c)   Exhibits

   3.1(a) Articles of Restatement setting forth the Amended and Restated Articles of Incorporation of the Company, as filed with the Secretary of State of Georgia on November 19, 1990 (Exhibit 3(i)1. to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994).

   3.1(b) Articles of Correction, as filed with the Secretary of State of Georgia on December 18, 1990 (Exhibit 3(i)2. to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31,
              1994).

   3.1(c) Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Secretary of State of Georgia on April 5, 1994 (Exhibit 3.1(d) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

   3.2(a) Amended and Restated By-Laws of the Company on March 30, 1994 (Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994).

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

   4.4(t) Amended and Restated Debtor-in-Possession Loan Agreement, dated September 27, 1995 (as approved by the United States Bankruptcy Court Southern District of New York on October 31, 1995). (Exhibit 4.4(t) to the Company's Annual Report on Form 10-K for the year ended October 29, 1995.)

   4.4(u) Waiver of Default Letter dated March 8, 1996 from General Electric Capital Corporation (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 28,
              1996).

   4.4(v) Amendment to Amended and Restated Debtor-in-Possession Loan Agreement dated as of May 3, 1996 (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28,
              1996).

   4.4(w)* Second Amendment to Amended and Restated Debtor-in-Possession Loan Agreement made and entered into October 10, 1996, by and among Forstmann & Company, Inc. DIP, the Lenders, and General Electric Capital Corporation (as approved by the United States Bankruptcy Court Southern District of New York on October 28,
              1996).

   4.5(a) Loan and Security Agreement ("Loan and Security Agreement"), dated December 27, 1991, between the Company and The CIT Group/Equipment Financing, Inc. ("CIT") (Exhibit 28.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 2, 1992).

   4.5(b) Amendment, dated September 2, 1992, to the Loan and Security Agreement (Exhibit 4.5(b) to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

   4.5(c) Amendment, dated October 30, 1992, to the Loan and Security Agreement (Exhibit 4.5(c) to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

   4.5(d) Amendment, dated December 31, 1992, to the Loan and Security Agreement (Exhibit 4.5(d) to Post-Effective Amendment No. 4 to the Company's Registration Statement (No. 33-38520) on Form S-
              1).

   4.5(e) Amendment, dated as of July 30, 1993, to the Loan and Security Agreement (Exhibit 4.5(e) to Post-Effective Amendment No. 4 to the Company's Registration Statement (No. 33-38520) on Form S-
              1).

   4.5(f) Third Amendment to the Loan and Security Agreement, dated as of June 13, 1994 (Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994).

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

   4.5(j) Stipulation providing adequate protection between Forstmann & Co., Inc. and CIT Equipment Finance dated April, 1996 as approved by the United States Bankruptcy Court Southern District of New York on May 21, 1996 (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 1996).

   4.5(k)* Stipulation amending stipulation providing adequate protection between Forstmann & Company, Inc. and CIT Equipment Finance dated October 30, 1996 as approved by the United States Bankruptcy Court Southern District of New York on November 20, 1996.

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

   4.6(q) Stipulation and order settling Senior Secured Note Holders and Trustee's motion for relief from the automatic stay, or in the alternative, to condition use of collateral upon debtor providing adequate protection dated March 20, 1996 as approved by the United States Bankruptcy Court Southern District of New York on March 20, 1996 (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 1996).

   4.6(r)* Stipulation and order amending stipulation and order settling Senior Secured Note Holders and Trustee's motion for relief from the automatic stay or in the alternative, to condition use of their collateral upon debtor providing adequate protection dated November 25, 1996 as approved by the United States Bankruptcy Court Southern District of New York on November 25, 1996.

   4.7 Stipulation providing adequate protection between Forstmann & Co., Inc. and The Provident Bank dated July 25, 1996 as approved by the United States Bankruptcy Court Southern District of New York on August 22, 1996 (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 1996).

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

   10.1(h) First Amendment to Lease dated as of December 27, 1995 between 1155 Avamer Realty Corp., and the Company (Exhibit 10.1(h) to the Company's Annual Report on Form 10-K for the year ended October 29, 1995).

   10.2(a) Amended Note Registration Rights Agreement, dated as of November 19, 1990, among the Company and the parties thereto (Exhibit 10.4 to the Company's Registration Statement (No. 33-38520) on Form S-1).

   10.2(b) Preferred Stock Registration Rights Agreement, dated as of November 19, 1990, between the Company and Executive Life Insurance Company (Exhibit 10.6 to the Company's Registration Statement (No. 33-38520) on Form S-1).

   10.2(c) Common Stock Registration Rights Agreement, dated as of September 9, 1994, between the Company and Resolution Trust Corporation as receiver for Columbia Savings & Loan Association, F. A. (Exhibit 10.2(d) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

   10.2(d) Common Stock Registration Rights Agreement, dated as of April 4, 1995, among the Company and Odyssey Partners, L.P. (Exhibit 10.2(e) to the Company's Annual Report on the Company's Annual Report on Form 10-K for the year ended October 29, 1995).

   10.3(a)**  Common Stock Incentive Plan as amended as of March 30, 1994
              (Exhibit 10.3(a) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

   10.3(b)**  Form of Incentive Stock Option Agreement (Exhibit 4.2(a) to the
              Company's Registration Statement (No. 33-55770) on Form S-8).

   10.3(c)**  Alternative Form of Incentive Stock Option Agreement (Exhibit
              4.2(b) to the Company's Registration Statement (No. 33-55770) on Form S-8).

   10.4(a)**  Form of Equity Referenced Deferred Incentive Award Agreement
              ("ERA") (Exhibit 10.13 to the Company's Registration Statement (No. 33-44417) on Form S-1).

   10.4(b)**  Amendment, dated February 10, 1994, to the ERA Agreement, dated
              February 26, 1992 Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994).

   10.5(a)**  Form of Change in Control Agreement (Exhibit 10.6 to the
              Company's Annual Report on Form 10-K for the year ended November 1, 1992).

   10.5(b)**  Employment Agreement dated December 16, 1993 between the
              Company and Christopher L. Schaller. (Exhibit 10.5(b) to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

   10.5(c)**  Form of Employment Agreement for Executive Vice Presidents.
              (Exhibit 10.5(c) to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

   10.5(d)* Separation agreement made and entered into on August 14, 1995 between Forstmann & Company, Inc. and Christopher L. Schaller.

   10.5(e)* Separation and General Release Agreement made as of February 1, 1996, between Forstmann & Company, Inc. and Richard Pactor.

   10.5(f)* Separation and General Release Agreement made as of March 12, 1996, between Forstmann & Company, Inc. and Fred D. Matheson.

   10.5(g)* Separation and General Release Agreement, dated October 10, 1996, between Forstmann & Company, Inc. and Peter M. Roaman.

   10.6(a)**  Supplemental Retirement Benefit Plan (Exhibit 10.7 to the
              Company's Annual Report on Form 10-K for the year ended November 1, 1992).

   10.6(b)**  Trust Agreement, dated December 30, 1993, of the Supplemental
              Retirement Benefit Plan Trust. (Exhibit 10.6(b) to the Company's Annual Report on Form 10-K for the year ended October 31, 1993).

   10.7** Non-Qualified Salaried Employees' Savings, Investment and Profit Sharing Plan (Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended November 1, 1992).

   10.8*(**)  Forstmann & Company, Inc. Incentive Compensation and Retention
              Program, effective as of November 14, 1996.

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

   10.10(k) Agreement for Financial Consulting Services between Jay Alix & Associates and the Company, dated July 31, 1995 (Exhibit 10.10(k) to the Company's Annual Report on Form 10-K for the year ended October 29, 1995).

   10.10(l) Letter of Acknowledgment in Agreement dated August 18, 1995, between Jay Alix & Associates and the Company, outlining changes to "Agreement for Financial Consulting Services" dated July 31, 1995 (Exhibit 10.10(l) to the Company's Annual Report on Form 10-K for the year ended October 29, 1995).

   10.10(m)*  Second Amendment to Agreement for Financial Consulting
              Services, dated December 20, 1996.

   11.1*      Computation of per share earnings.

   23.1*      Consent of Deloitte & Touche LLP.

   27*        Financial Data Schedule




   * Filed herewith.

   ** Management or Compensatory Plan or Arrangements.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 30, 1997                 By:/s/ Robert N. Dangremond
                                          ------------------------
                                            Robert N. Dangremond
                                            President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                    Date
       ---------                       -----                    ----


/s/ Robert N. Dangremond        President and Chief            January 30, 1997
------------------------
Robert N. Dangremond              Executive Officer
                                  and Director
                                  (Principal Executive Officer)



/s/ Rodney J. Peckham           Chief Financial Officer        January 30, 1997
---------------------
Rodney J. Peckham                 (Principal Financial Officer)



/s/ Gary E. Schafer             Vice President                 January 30, 1997
-------------------
Gary E. Schafer                    and Corporate
                                   Controller (Principal
                                   Financial Accounting Officer)



/s/ Stephen Berger              Director                       January 30, 1997
------------------
Stephen Berger



/s/ Cameron Clark, Jr.          Director                       January 30, 1997
----------------------
Cameron Clark, Jr.



/s/ Steven M. Friedman          Director                       January 30, 1997
----------------------
Steven M. Friedman



/s/ F. Peter Libassi            Director                       January 30, 1997
--------------------
F. Peter Libassi



/s/ Alain Oberrotman            Director                       January 30, 1997
--------------------
Alain Oberrotman







EEO/AAP/M/F/D/V



                      -------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549






                       -----------------------------------




                                   EXHIBITS


                                Filed with the



                          ANNUAL REPORT ON FORM 10-K


                                      for


                  For the Fiscal Year ended November 3, 1996
                                      of


                           FORSTMANN & COMPANY, INC.



                        Commission File Number: 1-9474



                          ------------------------------

                                 EXHIBIT INDEX
                                  -------------



Sequential
Exhibit No.                  Description                              Page No.

----------                   -----------                             ---------

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

   3.1(c)         Articles of Amendment to the Articles of
                  Incorporation of the Company, as filed with
                  the Secretary of State of Georgia on
                  April 5, 1994 (Exhibit 3.1(d) to the Company's
                  Annual Report on Form 10-K for the year ended
                  October 30, 1994).                                     *

   3.2(a)         Amended and Restated By-Laws of the Company
                  on March 30, 1994 (Exhibit 3(ii) to the
                  Company's Quarterly Report on Form 10-Q
                  for the quarter ended July 31, 1994).                  *

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














                                      (i)



                                 EXHIBIT INDEX
                                  -------------




Sequential
Exhibit No.                  Description                              Page No.
----------                   -----------                             ---------

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







                                     (ii)



                                 EXHIBIT INDEX
                                  -------------




Sequential
Exhibit No.                  Description                              Page No.
----------                   -----------                             ---------

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









                                     (iii)
                                 EXHIBIT INDEX
                                  -------------




Sequential   Exhibit No.                   Description
       Page No.
----------                   -----------                             ---------

   4.4(q)         Tenth Amendment, dated January 4, 1995, to the
                  Loan Agreement (Exhibit 4.4(a) to the Company s
                  Annual Report on Form 10-K for the year ended
                  October 30, 1994).                                  *

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

   4.4(t) Amended and Restated Debtor-in-Possession Loan Agreement, dated September 27, 1995 (as approved by the United States Bankruptcy Court Southern
                  District of New York on October 31, 1995).         *

   4.4(u) Waiver of Default Letter dated March 8, 1996 from General Electric Capital Corporation (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for
                  the quarter ended January 28, 1996).               *

   4.4(v) Amendment to Amended and Restated (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for
                  the quarter ended April 28, 1996).                 *

   4.4(w)*        Second amendment to amended and restated
                  debtor-in-possession loan agreement made and
                  entered into October 10, 1996, by and among
                  Forstmann & Company, Inc. DIP, the Lenders,
                  and General Electric Capital Corporation (as
                  approved by the United States Bankruptcy
                  Court Southern District of New York on
                  October 28, 1996).                                 *

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

   4.5(j) Stipulation providing adequate protection between Forstmann & Co., Inc. and CIT Equipment Finance dated April, 1996 as approved by the United States Bankruptcy Court Southern District of New York
                  on May 21, 1996 (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter
                  ended April 28, 1996).                             *

   4.5(k)*        Stipulation amending stipulation providing
                  adequate protection between Forstmann & Company, Inc. and CIT Equipment Finance dated
                  October 30, 1996 as approved by the United
                  States Bankruptcy Court Southern District
                  of New York on November 20 , 1996.                 *








                                      (v)
                                 EXHIBIT INDEX
                                  -------------



Sequential
Exhibit No.                  Description                              Page No.
----------                   -----------                             ---------

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

   4.6(o) Supplemental Indenture, dated as of January 23, 1995, between the Company and Shawmut Bank Connecticut, National Association, as trustee, relating to the Senior Secured Notes (Exhibit 4.6(o) to the Company's Annual Report on Form 10-K
                  for the year ended October 30, 1994).              *








                                     (vii)

                                 EXHIBIT INDEX
                                  -------------



Sequential
Exhibit No.                  Description                              Page No.
----------                   -----------                             ---------

   4.6(p) Supplemental Indenture, dated as of June 15, 1995, between the Company and Shawmut Bank
                  Connecticut, National Association, as trustee, relating to the Senior Secured Notes (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended April 30, 1995).             *

   4.6(q) Stipulation and order settling Senior Secured Note Holders and Trustee s motion for relief from the automatic stay, or in the alternative, to condition use of collateral upon debtor providing adequate protection dated March 20, 1996 as approved by the United States Bankruptcy Court Southern
                  District of New York on March 20, 1996 (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended April 28, 1996).             *

   4.6(r)*        Stipulation and order amending stipulation and
                  order settling Senior Secured Note Holders and Trustee s motion for relief from the automatic stay or in the alternative, to condition use of their collateral upon debtor providing adequate protection dated November 25, 1996 as approved by the United States Bankruptcy Court Southern District of
                  New York on November 25, 1996.                     *

   4.7 Stipulation providing adequate protection between Forstmann & Co., Inc. and The Provident Bank dated July 25, 1996 as approved by the United States Bankruptcy Court Southern District of New York
                  on August 22, 1996 Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter
                  ended July 28, 1996).                              *

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







                                    (viii)
                                 EXHIBIT INDEX
                                  -------------



Sequential
Exhibit No.                  Description                              Page No.
----------                   -----------                             ---------

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

   10.1(h)        First Amendment to Lease dated as of
                  December 27, 1995 between 1155 Avamer
                  Realty Corp., and the Company (Exhibit 10.1(h)
                  to the Company's Annual Report on Form 10-K
                  for the year ended October 29, 1995).              *

   10.2(a)        Amended Note Registration Rights Agreement,
                  dated as of November 19, 1990, among the
                  Company and the parties thereto (Exhibit
                  10.4 to the Company's Registration Statement
                  (No. 33-38520) on Form S-1).                       *

   10.2(b)        Preferred Stock Registration Rights Agreement,
                  dated as of November 19, 1990, between the
                  Company and Executive Life Insurance Company
                  (Exhibit 10.6 to the Company's Registration
                  Statement (No. 33-38520) on Form S-1).             *

   10.2(c)        Common Stock Registration Rights Agreement,
                  dated as of September 9, 1994, between the
                  Company and Resolution Trust Corporation as
                  receiver for Columbia Savings & Loan
                  Association, F.A. (Exhibit 10.2(d) to the
                  Company's Annual Report on Form 10-K for
                  the year ended October 30, 1994).                  *










                                     (ix)
                                 EXHIBIT INDEX
                                  -------------


Sequential
Exhibit No.                  Description                              Page No.
----------                   -----------                             ---------

   10.2(d)        Common Stock Registration Rights Agreement,
                  dated as of April 4, 1995, among the Company and Odyssey Partners, L.P. (Exhibit 10.2(e) to the
                  Company's Annual Report on Form 10-K for the
                  year ended October 29, 1995.                       *

   10.3(a)**      Common Stock Incentive Plan as amended
                  as of March 30, 1994 (Exhibit 10.3(a) to the
                  Company's Annual Report on Form 10-K for
                  the year ended October 30, 1994).                  *

   10.3(b)**      Form of Incentive Stock Option Agreement
                  (Exhibit 4.2(a) to the Company's Registration
                  Statement (No. 33-55770) on Form S-8).             *

   10.3(c)**      Alternative Form of Incentive Stock Option
                  Agreement (Exhibit 4.2(b) to the Company's
                  Registration Statement (No. 33-55770)
                  on Form S-8).                                      *

   10.4(a)**      Form of Equity Referenced Deferred Incentive
                  Award Agreement ("ERA") (Exhibit 10.13 to
                  the Company's Registration Statement
                  (No. 33-44417) on Form S-1).                       *

   10.4(b)**      Amendment, dated February 10, 1994, to the
                  ERA Agreement, dated February 26, 1992
                  (Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended October 30, 1994). *

   10.5(a)**      Form of Change in Control Agreement (Exhibit
                  10.6 to the Company's Annual Report on
                  Form 10-K for the year ended November 1, 1992).    *

   10.5(b)**      Employment Agreement dated December 16, 1993
                  between the Company and Christopher L. Schaller.
                  (Exhibit 10.5(b) to the Company's Annual
                  Report on Form 10-K for the year ended
                  October 31, 1993).                                 *

   10.5(c)**      Form of Employment Agreement for Executive
                  Vice Presidents. (Exhibit 10.5(c) to the
                  Company's Annual Report on Form 10-K for the
                  year ended October 31, 1993).                      *

   10.5(d)*       Separation agreement made and entered into on
                  August 14, 1995 between Forstmann & Company, Inc.
                  and Christopher L. Schaller.                       *

                                      (x)

                                 EXHIBIT INDEX
                                 -------------



                                                                     Sequential
Exhibit No.                  Description                              Page No.
----------                   -----------                             ---------

   10.5(e)* Separation and General Release Agreement made as of February 1, 1996, between Forstmann & Company, Inc. and Richard Pactor.

   10.5(f)* Separation and General Release Agreement made as of March 12, 1996, between Forstmann & Company, Inc. and
                  Fred D. Matheson.

   10.5(g)* Separation and General Release Agreement, dated October 10, 1996, between
                  Forstmann & Company, Inc.
                  and Peter M. Roaman.

   10.6(a)**      Supplemental Retirement Benefit Plan (Exhibit
                  10.7 to the Company's Annual Report on
                  Form 10-K for the year ended November 1, 1992).    *

   10.6(b)**      Trust Agreement, dated December 30, 1993,
                  of the Supplemental Retirement Benefit Plan
                  Trust. (Exhibit 10.6(b) to the Company's
                  Annual Report on Form 10-K for the year ended
                  October 31, 1993).                                 *

   10.7           Non-Qualified Salaried Employees' Savings,
                  Investment and Profit Sharing Plan (Exhibit
                  10.9 to the Company's Annual Report on Form
                  10-K for the year ended November 1, 1992).         *

   10.8*          Forstmann & Company, Inc. Incentive
                  Compensation and Retention Program, effective
                  as of November 14, 1996.                           *

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










                                     (xi)
                                 EXHIBIT INDEX
                                 -------------

                                                                     Sequential
Exhibit No.                  Description                              Page No.
----------                   -----------                             ---------

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









                                     (xii)

                                 EXHIBIT INDEX
                                 -------------



Sequential
Exhibit No.                  Description                              Page No.
-----------                  ----------                               --------
   10.10(j)       Renegotiation of  Sales Fee Arrangements
                  for Non-Registration of Marks, dated
                  July 1, 1992, between the Consultant and
                  the Company (Exhibit 10.10(j) to the Company's
                  Annual Report on Form 10-K for the year ended
                  October 30, 1994).                                 *

   10.10(k)       Agreement for Financial Consulting Services
                  between Jay Alix & Associates and the Company,
                  dated July 31, 1995 (Exhibit 10.10(k) to the
                  Company's Annual Report on Form 10-K for the
                  year ended October 29, 1995).                      *

   10.10(l)       Letter of Acknowledgment in Agreement dated
                  August 18, 1995, between Jay Alix & Associates
                  and the Company, outlining changes to "Agreement
                  for Financial Consulting Services" dated
                  July 31, 1995 (Exhibit 10.10(l) to the
                  Company s Annual Report on Form 10-K for
                  the year ended October 29, 1995).                  *

   10.10(m)       Second Amendment to Agreement for Financial
                  Consulting Services, dated December 20, 1996.      *


   11.1           Computation of per share earnings.                 *

   23.1           Consent of Deloitte & Touche LLP.                  *

   27             Financial Data Schedule (for EDGAR only)           *



                                    (xiii)
                                                              Exhibit 4.4(w)

                   SECOND AMENDMENT TO AMENDED AND RESTATED
                      DEBTOR-IN-POSSESSION LOAN AGREEMENT


      THIS SECOND AMENDMENT TO AMENDED AND RESTATED DEBTOR-IN-POSSESSION LOAN AGREEMENT (the "Amendment") is made and entered into as of the 10th day of October, 1996, by and among FORSTMANN & COMPANY, INC., a Georgia corporation, as Debtor-in-Possession under Chapter 11 of the United States Bankruptcy Code ("Borrower"), the Lenders, and GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation ("GE Capital"), as Agent for the Lenders.


                                   Recitals:

      A. Borrower, the Lenders and the Agent are parties to that certain Amended and Restated Debtor-in-Possession Loan Agreement, dated as of September 27, 1995, as amended by (i) that certain Final Order Approving Postpetition Financing, Granting Liens Pursuant to 11 U.S.C. section 364, and Modifying the Automatic Stay entered by the Bankruptcy Court in the Chapter 11 Case on or about October 31, 1995, and (ii) that certain Amendment to Amended and Restated Debtor-in-Possession Loan Agreement, dated as of May 31, 1996 and approved by the Bankruptcy Court on or about June 25, 1996 (as amended, the "Agreement").

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

      2. Amendments to Agreement. The Agreement is hereby amended, effective as of the date set forth in Paragraph 5 of this Amendment, as follows:

            (a) The definition of the term "Borrowing Base" is hereby amended by deleting in its entirety the first paragraph of such definition and by inserting, in lieu thereof, the following:

      "Borrowing Base" means, as of any date of determination, an amount determined by the Agent to be equal to the sum of (a) up to 85% of Eligible Accounts (other than Eligible Bill and Hold Accounts), plus (b) the lesser of $12,500,000 or the sum of (i) up to 85% of Eligible Bill and Hold Accounts which are not more than thirty (30) days past invoice date, (ii) up to 75% of Eligible Bill and Hold Accounts which are more than thirty (30) days, but not more than sixty (60) days, past invoice date, (iii) up to 60% of Eligible Bill and Hold Accounts which are more than sixty (60) days, but not more than ninety (90) days, past invoice date, and (iv) up to 45% of Eligible Bill and Hold Accounts which are more than ninety (90) days, but not more than one hundred eighty (180) days, past invoice date, plus (c) up to 50% of Eligible Inventory consisting of raw materials, plus (d) up to 35% of Eligible Inventory consisting of yarn in storage, plus (e) up to 35% of Eligible Inventory consisting of greige goods, plus (f) up to 50% of Eligible Inventory consisting of finished goods (exclusive of seconds and samples), plus (g) up to 40% of Eligible Inventory consisting of seconds and samples; provided, however, that (i) the aggregate amount of the Borrowing Base attributable to Eligible Inventory consisting of raw materials shall not exceed $4,500,000 at any time during November 1996, $4,900,000 at any time during December 1996, $5,200,000 at any time during January 1997, $5,100,000 at any time during February 1997, $5,100,000 at any time during March 1997, $5,100,000 at any time during April 1997, $5,000,000 at any time during May 1997, $5,200,000 at any time during June 1997, $4,700,000 at any time during July 1997, $4,600,000 at any time during August 1997, $4,500,000 at any time during September 1997, or $4,400,000 at any time during October 1997, (ii) the aggregate amount of the Borrowing Base attributable to Eligible Inventory consisting of yarn in storage shall not exceed $6,000,000 at any time during November 1996, $6,500,000 at any time during December 1996, $7,000,000 at any time during January 1997, $7,000,000 at any time during February 1997, $6,800,000 at any time during March 1997, $6,600,000 at any time during April 1997, $6,400,000 at any time during May 1997, $6,200,000 at any time during June 1997, $6,200,000 at any time during July 1997, $6,300,000 at any time during August 1997, $6,400,000 at any time during September 1997, or $6,500,000 at any time during October 1997, (iii) the aggregate amount of the Borrowing Base attributable to Eligible Inventory consisting of greige goods shall not exceed $4,500,000 at any time during November 1996, $5,400,000 at any time during December 1996, $5,700,000 at any time during January 1997, $5,100,000 at any time during February 1997, $5,000,000 at any time during March 1997, $4,200,000 at any time during April 1997, $3,900,000 at any time during May 1997, $3,600,000 at any time during June 1997, $4,000,000 at any time during July 1997, $4,100,000 at any time during August 1997, $4,000,000 at any time during September 1997, or $4,200,000 at any time during October 1997,
(iv) the aggregate amount of the Borrowing Base attributable to Eligible Inventory consisting of finished goods (exclusive of seconds and samples) shall not exceed $6,600,000 at any time during November 1996, $8,200,000 at any time during December 1996, $9,000,000 at any time during January 1997, $9,100,000 at any time during February 1997, $8,500,000 at any time during March 1997, $8,700,000 at any time during April 1997, $7,700,000 at any time during May 1997, $7,800,000 at any time during June 1997, $7,300,000 at any time during July 1997, $6,400,000 at any time during August 1997, $6,800,000 at any time during September 1997, or $6,500,000 at any time during October 1997, and (v) the aggregate amount of the Borrowing Base attributable to Eligible Inventory consisting of seconds and samples shall not exceed $1,200,000 at any time from the Effective Date through the Commitment Termination Date.

For convenience of reference, a table setting forth the foregoing caps on the aggregate amount of the Borrowing Base attributable to the various categories of Eligible Inventory is attached to this Amendment as Exhibit A.

            (b) Section 6.21 of the Agreement is hereby amended by deleting such Section in its entirety and by inserting, in lieu thereof, the following:

      6.21 EBITDA. Borrower shall not permit its EBITDA for any three-month fiscal period set forth below to be less than the amount set forth opposite such three-month fiscal period (with negative numbers indicated by parentheses):

Three-Month
Fiscal Period                                      AMOUNT

July/August/September 1996                      $(2,700,000)
August/September/October 1996                    (4,100,000)
September/October/November 1996                  (4,000,000)
October/November/December 1996                   (3,900,000)
November/December 1996/January 1997                 100,000
December 1996/January/February 1997               4,200,000
January/February/March 1997                       7,400,000
February/March/April 1997                         9,700,000
March/April/May 1997                              9,700,000
April/May/June 1997                               8,300,000
May/June/July 1997                                5,700,000
June/July/August 1997                             3,700,000
July/August/September 1997                        2,100,000
August/September/October 1997                     1,700,000

            (c) The definition of the term "Maturity Date" is hereby amended by deleting the date contained in such definition and by inserting, in lieu thereof, the following date: October 31, 1997.

            (d) The Agreement is hereby amended by deleting Exhibit B to the Agreement in its entirety and by inserting, in lieu thereof, the form of Borrowing Base Certificate attached to this Amendment as Exhibit B.

            (e) The Agreement is hereby amended by deleting Exhibit C to the Agreement in its entirety and by inserting, in lieu thereof, the form of Compliance Certificate attached to this Amendment as Exhibit C.

            (f) Section 3.6 of the Agreement is hereby amended by deleting the last sentence of such Section in its entirety and by inserting, in lieu thereof, the following:

$100,000 of the facility fee was paid on the date of acceptance of the Commitment Letter by Borrower, $325,000 of the facility fee was paid on February 15, 1996, and the remaining balance thereof (i.e., $125,000) shall be due and payable on October 31, 1996.

            (g) Section 6.19 of the Agreement is hereby amended by deleting such Section in its entirety and by inserting, in lieu thereof, the following:

                  6.19 Capital Expenditures. Borrower shall not make, or incur any Contractual Obligation to make, any Capital Expenditure if to do so would cause Borrower's aggregate (i) Capital Expenditures (exclusive of MIS Expenditures) to exceed $4,000,000 during the period from November 1, 1996 through and including October 31, 1997, or (ii) MIS Expenditures to exceed $1,000,000 during the period from November 1, 1996 through and including
October 31, 1997.

            (h)   The Agreement is hereby amended by adding the following
Section 5.14 thereto:

                  5.14   Inventory Reserves.  Borrower shall at all times
            (a) reflect in its books and records adequate reserves for Inventory, including (without limitation) reserves for damage, deterioration, below-standard quality, obsolescence and changes in price levels, and (b) determine the amount of its Inventory reserves in accordance with GAAP.

            (i)   The Agreement is hereby amended by adding the following
Section 7.2(d)(vi) thereto:

                  (vi) A schedule setting forth Borrower's Inventory reserves as of the date of such Monthly Report with a monthly reconciliation showing any changes in the amount of Borrower's Inventory reserves since the date of the last Monthly Report delivered to Agent.

            (j) The definition of the term "Fixed Rate" is hereby amended by deleting such definition in its entirety and by inserting, in lieu thereof, the following:

                  "Fixed Rate" means the LIBOR Rate plus two and
            three-quarters percent (2.75%) per annum.

            (k) The definition of the term "Floating Rate" is hereby amended by deleting such definition in its entirety and by inserting, in lieu thereof, the following:

                  "Floating Rate" means the Index Rate plus one and
            one-quarter percent (1.25%) per annum.

            (l) The definition of the term "EBITDA" is hereby amended by deleting in their entirety clauses (x)(vii), (viii) and (ix) of such definition and by inserting, in lieu thereof, the following:

            (vii) non-cash losses recognized in Net Income during such period in connection with the writeoff of property, plant, machinery and equipment, (viii) non-cash losses recognized in Net Income during such period in connection with the writeoff of deferred software development costs, and (ix) reorganization items recognized during such period and constituting the payment of compensation and/or reimbursement of expenses to professional persons pursuant to Sections 330 or 331 of the Bankruptcy Code, but only to the extent such reorganization items were deducted in computing Net Income for such period,

            (m) The definition of the term "EBITDA" is hereby further amended by deleting in its entirety clause (y)(iv) of such definition and by inserting, in lieu thereof, the following:

            (iv) [INTENTIONALLY DELETED], all as determined in accordance with GAAP.
            (n) The definition of the term "Eligible Inventory" is hereby amended by deleting in its entirety clause (i) of such definition and by inserting, in lieu thereof, the following:

            (i) the Inventory is not of good and merchantable quality, free from defects which would affect the market value thereof (exclusive of seconds and samples);

      3. Amendment and Agent's Fees. Borrower shall pay to the Agent, for the account of GE Capital, a nonrefundable amendment fee equal to $375,000, which shall be fully earned upon entry by the Bankruptcy Court of the Amendment Order (as such term is defined below) and shall be due and payable in monthly installments of $31,250 each, commencing on October 31, 1996 and continuing on each Monthly Payment Date thereafter until paid in full, and the entire balance thereof shall be due and payable in full on the Commitment Termination Date. Borrower shall also pay to the Agent, for its account, an agency fee in the amount of $150,000, payable in advance in monthly installments of $15,000 each, commencing on October 31, 1996 and continuing on each Monthly Payment Date thereafter until paid in full, and the entire balance thereof shall be due and payable in full on the Commitment Termination Date; provided, however, that if (and only if) GE Capital enters into the Plan of Reorganization Financing (as such term is defined below) and the Plan of Reorganization Financing becomes effective on the Commitment Termination Date, then Borrower shall not be obligated to pay any balance of the agency fee remaining unpaid on the Commitment Termination Date and such unpaid balance shall be forgiven.

      4.    Plan of Reorganization Financing.

            (a) In connection with formulating a plan of reorganization in the Chapter 11 Case, Borrower anticipates it will request that GE Capital consider entering into a loan agreement (the "Plan of Reorganization Financing") that provides for the extension by GE Capital of credit and other financial accommodations to Borrower pursuant to such plan of reorganization. GE Capital agrees to consider any such request and to work with Borrower towards a mutually acceptable Plan of Reorganization Financing, but the parties acknowledge and agree that GE Capital's willingness to discuss such Plan of Reorganization Financing does not mean that Borrower and GE Capital will successfully negotiate a mutually acceptable Plan of Reorganization Financing. The parties further acknowledge and agree that this Paragraph 4 is not, and is not to be construed as, a commitment, offer, agreement-in-principle or agreement by GE Capital or its affiliates to provide any Plan of Reorganization Financing or by Borrower to obtain any Plan of Reorganization Financing from GE Capital. GE Capital's willingness to provide any such Plan of Reorganization Financing would be contingent upon, inter alia
(i) GE Capital's completion, and satisfaction with the results, of its due diligence review of Borrower's business, financial performance and business plans (including, without limitation, financial projections), (ii) the definitive legal documentation governing the Plan of Reorganization Financing (including, without limitation, the loan agreement, security agreements, intercreditor agreements and all other documents evidencing or implementing the Plan of Reorganization Financing or affecting GE Capital's rights thereunder) being acceptable in form and substance to GE Capital in its sole discretion, (iii) the plan of reorganization and the order of the Bankruptcy Court confirming the plan of reorganization in the Chapter 11 Case being acceptable in form and substance to GE Capital in its sole discretion, and
(iv) any other matters deemed relevant by GE Capital in the exercise of its sole credit judgment. Any Plan of Reorganization Financing obtained from GE Capital shall be modeled after the Agreement (as amended), with such changes thereto as GE Capital shall deem appropriate in its sole discretion, and shall become effective (subject to the satisfaction of the conditions precedent contained in such Plan of Reorganization Financing) upon the effective date of Borrower's plan of reorganization that is confirmed in the Chapter 11 Case.

            (b) In the event that each of GE Capital and Borrower agrees, in its sole and absolute discretion, to enter into a Plan of Reorganization Financing, then the amount of the facility fee that would otherwise be charged by GE Capital in connection with the Plan of Reorganization Financing shall be reduced, based upon the date an order confirming Borrower's plan of reorganization and approving the Plan of Reorganization Financing is entered on the docket of the Bankruptcy Court in the Chapter 11 Case, by the following amounts:

                                                 Amount of
                                                 Reduction
                                              of Facility Fee
                                                 for Plan
       Date of Entry                         of Reorganization
   of Order Confirming Plan                      Financing
   ------------------------                  -----------------

Any time prior to April 30, 1997                 $212,500
Between May 1, 1997 and July 31, 1997             148,750
Between August 1, 1997 and October 31, 1997       106,250
After October 31, 1997                                 -0-

      5. Continued Effectiveness of Agreement. Except as expressly amended by this Amendment, the Agreement shall continue to be in full force and effect in accordance with its terms. Notwithstanding any other provision of this Amendment, this Amendment shall only become effective on October 31, 1996, provided that on such date both of the following conditions shall have been satisfied: (a) Borrower, the Lenders and the Agent shall have executed and delivered this Amendment, and (b) an order approving the execution, delivery and performance by Borrower of this Amendment (the "Amendment Order") shall have been entered by the Bankruptcy Court in the Chapter 11 Case, which Amendment Order shall be acceptable in form and substance to the Agent in its sole and absolute discretion. In the event that either of the foregoing conditions has not been satisfied on or before October 31, 1996, then the Amendment shall be null and void ab initio and shall be of no force or effect whatsoever. In the event both of the foregoing conditions have been timely satisfied, then in addition to the Events of Default specified in Section 9.1 of the Agreement, the existence or occurrence of any one or more of the following events shall also constitute an Event of Default: (i) the modification of the Amendment Order (whether by the Bankruptcy Court or on appeal) without the prior written consent of Lenders, (ii) the vacation, staying or reversal of the Amendment Order (whether by the Bankruptcy Court or on appeal), and (iii) the expiration by its terms of the Amendment Order.
This Amendment shall be governed by and construed in accordance with the laws of the State of New York, without regard to its principles of conflicts of laws. This Amendment may be executed in one or more counterparts, all of which shall be an original, but which together shall be deemed to constitute one and the same instrument.

      6. Waiver of Defaults. GE Capital hereby waives irrevocably any and all Defaults and/or Events of Default existing under the Agreement as a result of the breach by Borrower of the covenant contain in Section 6.21 of the Agreement with respect to the June/July/August 1996 fiscal period and any three-month fiscal periods ending prior to August 1996.

      IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.

FORSTMANN & COMPANY, INC.,
as Debtor and Debtor-in-Possession



By:/s/ Rod J. Peckham
   -------------------
Name:/s/ Rod J. Peckham
     -------------------
Title: Chief Financial Officer
       -----------------------


GENERAL ELECTRIC CAPITAL CORPORATION, as a Lender and as Agent

By:/s/Rick Luck
   -------------
   Rick Luck
   Vice President,
   GE Capital Commercial Finance, Inc.,
   being duly authorized


                                                          Exhibit 4.5(k)
UNITED STATES BANKRUPTCY COURT
SOUTHERN DISTRICT OF NEW YORK
---------------------------------------- x

                                         :
In re:                                   :
                                         :  Chapter 11
FORSTMANN & COMPANY, INC.,               :
                                         :  Case No. 95 B 44190(JLG)
                   Debtor.               :
                                         :
---------------------------------------- x


                             STIPULATION AMENDING
                   STIPULATION PROVIDING ADEQUATE PROTECTION

               WHEREAS, on September 22, 1995 (the "Petition Date"), Forstmann & Company, Inc. (the "Debtor") filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Court"); and
               WHEREAS, prior to the Petition Date, the Debtor and The CIT Group/Equipment Financing, Inc. ("CIT") were parties to a certain Loan and Security Agreement, dated December 27, 1991, and eight supplements thereto (these documents, collectively, and as amended, the "Loan Agreement"); and
               WHEREAS, pursuant to the terms of the Loan Agreement, the Debtor granted CIT security interests in and liens upon certain property of the Debtor specified therein (the "Collateral"); and
               WHEREAS, the Debtor was in possession of the Collateral on the Petition Date and continues to use the Collateral during its reorganization; and
               WHEREAS, in April 1996, the Debtor and CIT entered into a Stipulation Providing Adequate Protection providing for certain monthly adequate protection payments to CIT which was "So Ordered" by the Court on May 21, 1996 (the "Original Stipulation"); and
               WHEREAS, the term of the Original Stipulation expires on October 31, 1996.
               NOW THEREFORE, the Debtor and CIT wish to amend certain terms of the Original Stipulation and hereby agree as follows:
               1. Except as expressly amended by this Stipulation, the Original Stipulation shall continue to be in full force and effect in accordance with its terms.
               2. Paragraph 3 of the Original Stipulation is hereby amended to provide that, commencing with the payment to be made on November 27, 1996, each Adequate Protection Payment (as such term is defined in the Original Stipulation) is to be increased from $95,000 to $118,750.
               3. In addition, promptly upon the court approval of this Stipulation, the Debtor will make a payment to CIT in the amount of $47,651.69, representing attorneys fees and disbursements incurred by CIT between March 1, 1996 and September 30, 1996 in connection with the Debtor's bankruptcy case, enforcement of CIT's rights under the Loan Agreement and protection of CIT's interests in the Collateral.
               4. Paragraph 5 of the Original Stipulation is hereby amended to provide that the Debtor shall continue making the Adequate Protection Payments until the earliest of (i) October 31, 1997, (ii) the maturity of all indebtedness of the Debtor under the DIP Facility (as such term is defined in the Original Stipulation), (iii) the written agreement of CIT and the Debtor to terminate the Adequate Protection Payments, (iv) the occurrence of an Event of Default (as such term is defined in the Original Stipulation) and notice to the Debtor by CIT of such Event of Default and CIT's intention to terminate the Original Stipulation(as amended hereby), (v) an order of the Court terminating or reducing the Adequate Protection Payments, or (vi) the consummation of a plan of reorganization in the Debtor's bankruptcy case.
               5. Upon the execution of this Stipulation, the Debtor shall apply to the Court within five (5) days, in accordance with the provisions of the Bankruptcy Code, the Bankruptcy Rules and the rules of the Court, for approval of this Stipulation.
               6. Upon approval of this Stipulation by the Bankruptcy Court, all payments which otherwise would have been payable hereunder prior to such approval shall be paid by the Debtor within three (3) business days of such approval.
               7. This Stipulation shall not become effective until it has been "So Ordered" by the Court, except as to paragraph 8 hereof which shall become effective upon the execution of this Stipulation.
               8. In the event that this Stipulation is not approved by the Bankruptcy Court, CIT shall have the right, at any time subsequent to the expiration of the term of the Original Stipulation, to make application to the Bankruptcy Court for, among other things, adequate protection, and such other and further relief as CIT deems appropriate in its discretion. Nothing contained in either this Stipulation or in the Original Stipulation shall be deemed to prejudice or waive any such right.
               9. This Stipulation may not be modified, except in a writing signed by the Debtor and CIT, which modification shall be upon notice to parties in interest and subject to the approval of the Court.
               10. This Stipulation shall be binding upon the Debtor and CIT and their respective successors and assigns, including, without limitation, in the case of the Debtor, any trustee in bankruptcy.
               WHEREFORE, the parties hereto have executed this Stipulation as
of the    day of October, 1996.

Dated:  New York, New York
            October 30, 1996


                                              FORSTMANN & COMPANY, INC.,
                                              Debtor and Debtor in Possession



                                              By: Rodney J. Peckham
                                                  -----------------
                                              Title: Chief Financial Officer
                                                     -----------------------

                                              THE CIT GROUP/EQUIPMENT
                                                 FINANCING, INC.



                                              By: Arthur Lowenthal
                                                  ----------------
                                              Title: Senior Vice President
                                                     ---------------------

SO ORDERED:



/s/ James L. Garrity, Jr.                     Dated: November 20, 1996
-------------------------                            -----------------
UNITED STATES BANKRUPTCY JUDGE




                                                      Exhibit 4.6(r)

UNITED STATES BANKRUPTCY COURT
SOUTHERN DISTRICT OF NEW YORK
---------------------------------------- x
                                         :
In re:                                   :
                                         :  Chapter 11
FORSTMANN & COMPANY, INC.,               :
                                         :  Case No. 95 B 44190 (JLG)
                   Debtor.               :
                                         :

---------------------------------------- x


                  STIPULATION AMENDING STIPULATION AND ORDER
              SETTLING SENIOR SECURED NOTEHOLDERS' AND TRUSTEE'S
                MOTIONS FOR RELIEF FROM THE AUTOMATIC STAY, OR
               IN THE ALTERNATIVE, TO CONDITION THE USE OF THEIR
             COLLATERAL UPON DEBTOR PROVIDING ADEQUATE PROTECTION

               WHEREAS, on September 22, 1995 (the "Petition Date"), Forstmann & Company, Inc., the debtor and debtor in possession in the above-captioned case (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York;
               WHEREAS, prior to the Petition Date, the Debtor entered into an Indenture, dated as of April 5, 1993 (as amended, the "Indenture"), with Fleet National Bank Connecticut (f/k/a Shawmut Bank Connecticut, N.A.), as trustee (the "Trustee"), pursuant to which the Debtor issued $27 million of Senior Secured Floating Rate Notes Due 1997 (the "Senior Secured Notes");
               WHEREAS, as security for the Debtor's obligations under the Senior Secured Notes, the Debtor has granted the Trustee a security interest in substantially all of the Debtor's real and personal property;
               WHEREAS, pursuant to an Amended and Restated Intercreditor Agreement, dated as of March 30, 1994, between the Trustee and General Electric Capital Corporation ("GECC"), the parties agreed that the Trustee would enjoy a first priority security interest in the Debtor's machinery and equipment and real property (the "Primary Collateral") and that GECC would enjoy a first priority security interest in the Debtor's inventory and accounts receivable;
               WHEREAS, the Debtor was in possession of the Primary Collateral on the Petition Date and continues to use the Primary Collateral during its reorganization;
               WHEREAS, Chancellor Senior Secured Management, Inc. ("Chancellor") is the authorized agent for holders of $23.65 million of Senior Secured Notes and Diamond Lease Company Ltd. ("Diamond") is a holder of $2.5 million of Senior Secured Notes;
               WHEREAS, on February 22, 1996, Chancellor and Diamond filed a motion (the "Motion") seeking an order (a) conditioning the use by the Debtor of the Primary Collateral and the continuance of the automatic stay upon the Debtor providing the holders of the Senior Secured Notes with adequate protection of their interest in the Primary Collateral, (b) prohibiting the Debtor from continuing to use the Primary Collateral if the Debtor fails to make such payments and (c) granting relief from the automatic stay, without further application to the Court, if the Debtor fails to make such payments;
               WHEREAS, the Trustee filed a motion joining in the Motion and requesting the same relief;
               WHEREAS, the Debtor, the Trustee, Chancellor and Diamond agreed to settle the issues raised by the Motion and entered into a stipulation providing for certain monthly adequate protection payments that was "So Ordered" by the Court on March 22, 1996 (the "Original Stipulation");
               WHEREAS, the last adequate protection payment required by the Original Stipulation was paid on October 31, 1996;
               WHEREAS, the parties wish to amend the Original Stipulation; WHEREAS, the amendments to the Original Stipulation have been negotiated by all parties hereto, and the Official Committee of Unsecured Creditors, which has approved them as to form and content, at arm's-length, with all parties represented by counsel;
               WHEREAS, the terms of this Stipulation are fair and reasonable under the circumstances; and
               WHEREAS, Debtor believes it is in the best interest of the estate to enter into this Stipulation.
               NOW THEREFORE, the Debtor, the Trustee, Chancellor and Diamond agree as follows:
               1. Except as expressly amended by this Stipulation, the terms of the Original Stipulation shall continue in full force and effect.
               2. Paragraph 2 of the Original Stipulation is hereby amended by inserting the following immediately after the first sentence thereof:
               In addition, subject to the provisions of paragraph 7 below, as adequate protection for the Debtor's use of the Senior Secured Note-holders' Primary Collateral from November 1,
               1996 through October 31, 1997, the Debtor shall make payments in the amount of $125,000 in immediately available funds to the holders of the Senior Secured Notes in the manner provided in the Indenture on the last business day of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in this Chapter 11 case or (ii) October 31, 1997.

               3. Promptly upon court approval of this Stipulation, the Debtor will pay the reasonable attorneys' fees and disbursements incurred by counsel to Chancellor and the Trustee from March 22, 1996 through October 16, 1996 in the amounts of $78,133.09 and $6,992.39, respectively. All payments of legal fees and expenses pursuant to this paragraph shall be subject to the provisions of paragraph 7 of the Original Stipulation.
               4. Upon the execution of this Stipulation, the Debtor shall apply to the Court within five (5) days, in accordance with the provisions of the Bankruptcy Code, the Bankruptcy Rules and the rules of the Court, for approval of this Stipulation.
               5. Upon approval of this Stipulation by the Bankruptcy Court, all payments which otherwise would have been payable hereunder prior to such approval shall be paid by the Debtor within three business days of such approval.
               6. This Stipulation shall not become enforceable, and the time provisions of paragraph 4 of the Original Stipulation shall not begin to run, until this Stipulation has been "So Ordered" by the Court.
               7. This Stipulation may not be modified, except in a writing signed by each of the parties hereto, which modification shall be upon notice to parties in interest and subject to the approval of the Court.
               8. This Stipulation shall be binding upon each of the parties and their respective successors and assigns, including, without limitation, in the case of the Debtor, any trustee in bankruptcy.
               9. This Stipulation may be executed in counterparts, each of which when executed and delivered will be deemed to be original and all of which when taken together shall constitute one and the same document.

                      WHEREFORE, the parties hereto have executed this Stipulation as of the 25th day of November, 1996.
               MILBANK, TWEED, HADLEY & McCLOY        DEBEVOISE & PLIMPTON



               By:/s/ Stephen J. Blauner              By:/s/ Richard Hahn
                  ----------------------                 ----------------
                Stephen J. Blauner (SB 1997)           Richard F. Hahn (RH 5391)
               1 Chase Manhattan Plaza                875 Third Avenue
               New York, New York 10005               New York, New York 10022
               (212) 530-5000                         (212) 909-6000

               Attorneys for Chancellor Senior        Attorneys for the Debtor
               Secured Management, Inc. and           and Debtor in Possession
               Diamond Lease Company Ltd.



               REID & REIGE, P.C.                     APPROVED AS TO FORM AND
                                                        CONTENT:
                                                      STROOCK & STROOCK & LAVAN


               By:/s/ Eric Henzy                      By:/s/ Fred S. Hodara
                  ---------------                        -------------------
                 Eric Henzy (EH 6155)                   Fred S. Hodara (FH 7947)
               One State Street                       Seven Hanover Square
               Hartford, Connecticut 06103            New York, New York 10004
               (860) 278-1150                         (212) 806-6000

               Attorneys for Fleet National Bank of   Attorneys for the Official
               Connecticut, as Indenture Trustee      Committee of Unsecured
                                                      Creditors


SO ORDERED:



                                          Dated:

UNITED STATES BANKRUPTCY JUDGE


                                                            Exhibit 10.5(d)


                             SEPARATION AGREEMENT
                     -------------------------------------

THIS AGREEMENT IS MADE AND ENTERED INTO THE 14TH DAY OF AUGUST, 1995 BY AND BETWEEN FORSTMANN & CO., INC., A GEORGIA CORPORATION, HAVING ITS PRINCIPAL PLACE OF BUSINESS AT 1155 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK 10036 ("THE COMPANY") AND CHRISTOPHER L. SCHALLER, WHO RESIDES AT 32 FAWN LANE, NEW
CANAAN, CONNECTICUT   06840 (THE "EXECUTIVE").

WHEREAS, the Executive has been employed by the Company as Chairman of the Board, President and Chief Executive Officer; and

WHEREAS, the Company and the Executive mutually desire to settle all matters arising out of or relating to the employment of the Executive and the termination thereof:

NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the parties hereby agree as follows:

1. By mutual agreement, subject to the terms and conditions of the Agreement, the Executive hereby resigns, effective as of the date set forth above (the "Termination Date") all offices and directorships held with the Company or its affiliates. The Termination Date is the Executive s last day of active employment with the Company and its affiliates for all purposes. The Executive acknowledges that, commencing on the Termination Date, he no longer holds any offices or directorships with the Company and its affiliates, including without limitation the positions of President and Chief Executive Officer of the Company. The Executive agrees to execute any corporate documents necessary or reasonably requested by the Company in furtherance of transition matters.

2. The parties agree that for purposes of determining the compensation and benefits to which the Executive is entitled to pursuant to the Employment Agreement dated December 16, 1993 by and between the Company and the Executive (the "Employment Agreement"), the Executive, by reason of his resignation shall be treated as if he had been terminated by the Company for reasons other than for Cause (as said term is defined in the Employment Agreement).

3. (a) The parties further agree that, commencing with the Termination Date, the Executive shall be entitled to receive any and all compensation and benefits that he would be entitled to receive under the Employment Agreement as well as under any benefit plans of the Company, whether or not referred to in the Employment Agreement, to which he would otherwise be entitled, by reason of his employment being terminated by the Company for reasons other than Cause; provided, however, that the parties agree that the Executive shall be entitled to the following in lieu of any and all compensation and benefits to which the Executive might otherwise be entitled pursuant to Sections 9(e)(i) and 9(e)(ii) of the Employment Agreement:

               (i)    Upon the signing of this Agreement:

                      (a) delivery of, and title to, the car owned by the Company and currently being used by the Executive; and

                      (b)           the payments referred to in Paragraph 6;

               (ii) On each of the regular semi-monthly payroll dates of the Company, commencing with August 30, 1995 and ending August 15, 1997, a payment of $17,125 (for an aggregate of $17,125 times 48 payments or $822,000).

                      (b) Payments to be made pursuant to Paragraph 3(a)(ii) shall become immediately due and payable if (i) and involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (A) relief in respect of the Borrower, or of a substantial part of its property under any federal or state bankruptcy, insolvency, receivership or similar law, (B) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower, or for a substantial part of it property, or (C) the winding-up of liquidation of the Borrower, or any order or decree approving or ordering any of the foregoing shall be entered; or (ii) the Borrower shall file a petition or answer or consent seeking relief under any applicable federal or state bankruptcy, insolvency, receivership or similar law, or the Borrower shall consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment or taking possession of a receiver, liquidator, conservator, assignee, trustee, custodian, sequestrator (or other similar official) of the Borrower, or of any substantial part of its property; or (iii) such payments are not being made (other than as a result of inadvertent errors which are promptly remedied following notice thereof) on an at least as timely a basis as the salary payments due the four Executive Vice Presidents of the Company or those persons then holding substantially equivalent positions.

                      (c) Furthermore, in lieu of any and all compensation and benefits to which the Executive might otherwise be entitled pursuant to Section 9(e)(v) of the Employment Agreement pertaining to equity referenced deferred incentive awards
                                    ( ERAs ), the Company shall pay $585,000 to the Executive on May 15, 1998.

4. All payments due the Executive pursuant to Paragraph 3(a)(ii) shall be delivered on the applicable payment date by the Company to the Executive by wire transfer of immediately available funds to an account designated in writing by the Executive. If any payment date falls on a Saturday, a Sunday or a day on which banking institutions in the City of New York or at the place of payment specified in accordance with this Paragraph 4 are authorized or obligated by law, regulation or executive order to remain closed (a "Legal Holiday"), such payment date shall be deemed the next succeeding day that is not a Legal Holiday.

5. Notwithstanding the provisions of Paragraph 3, the Company agrees that if all or a substantial portion of the Company s assets are sold, or if a tender offer for the Company s Common Stock is consummated, the payments required by Paragraphs 3(a)(ii) and 3(c) shall be paid in full at the closing of such transaction. The Company further agrees that if the Company from time to time negotiates the restructuring of its debt, the Company, if in its good faith reasonable judgment believes that it will not put the negotiations at risk, will attempt in good faith to negotiate to include in the terms of any such restructuring permission to accelerate the payments of any amounts remaining outstanding under Paragraph 3; and at such time as such permission is obtained, and the Company has adequate available resources to prepay such amounts shall be prepaid.

6. Upon the signing of this Agreement, the Executive shall receive a payment of an amount equal to the value of the Executive s accrued vacation time through the Termination Date plus an amount equal to the Executive s accrued but unpaid compensation earned to the Termination Date.

7. In consideration of the execution of this Agreement by both parties, the Executive unconditionally and irrevocably agrees to and does hereby release, discharge and covenant not to sue the Company and its subsidiaries, parent, affiliates, and their respective officers, directors, employees and agents thereof from, and on account of, any claim or cause of action which has arisen from the Executive s employment, and/or the termination of the Executive s employment, including without limitation salary, bonus, vacation, severance, outplacement, welfare plans or other benefits, and including under any plan, policy, or practice of the Company, or any affiliate, or under any federal, state or local statute, rule, regulation (including any claims for employment discrimination, such as claims brought under Title VII of the Civil Rights Act and the Age Discrimination in Employment Act, 29 USC 621 et seq.), claims of libel or slander, up to and including all claims through the
                              -------
               date hereof; provided, however, that notwithstanding anything contained to the contrary herein, the Executive does not release or discharge the Company from its requirement to perform its obligations under and/or which are referred to in this Agreement, nor does the Executive hereby waive any compensation or benefits to which the Executive is entitled under or pursuant to this Agreement or any rights to indemnification with respect to acts performed or omitted as a director, officer and/or employee of the Company under the Company s Certificate of Incorporation, By-Laws and/or Indemnification or other agreement with the Executive.

8. The Company shall withhold from any compensation payable under this Agreement all federal, state or other taxes as it shall be required to withhold pursuant to any law or governmental regulation.

9. The Company shall pay the fees of the Executive's attorney for services rendered to the Executive in connection with this Agreement at a rate of not more than $315.00 per hour; provided, however, that the maximum amount paid by the Company pursuant to this Paragraph 9 shall in no event exceed in the aggregate $5,000.

10. The Company agrees that no other employee who has received any ERAs shall be treated more favorably than the Executive with respect to the payment of such employee s ERAs.

11.            In consideration of this Agreement:

               (a) the Executive agrees that at no time hereinafter will he disclose to any third party or use for his own purposes any trade secret or confidential or proprietary information of the Company and its affiliates, subsidiaries and parent, including customer lists (collectively, Confidential Information ). In furtherance hereof, the Executive covenants that he shall not retain, and shall promptly return to the Company and its affiliates, all Company equipment (except for computer equipment in his personal residence the fair market value of which does not exceed $3,500, and all records and documents in his possession and control which contain Confidential Information or otherwise belong to the Company, including but not limited to sales records, personnel information, business plans, and marketing and financial plans, and all correspondence and communications. Subject to the obligations imposed under this paragraph and elsewhere under this Agreement, the Executive may remove from the Company premises only his personal files, notes, and effects;
               (b) the Executive agrees for five (5) years hereafter to reasonably cooperate (at the request of and sole expense of the Company) in any litigation, administrative proceeding, and/or investigation of claims by the Company or any affiliate, or in which the Company or any affiliate is involved, including answering questions and being reasonably available at mutually convenient times for testimony, in executing affidavites and documents, and that in connection with such matters he will not voluntarily provide information in testimony to any party other than the Company or its affiliates;

               (c) the Executive agrees for a period of 18 months after the date of this Agreement not to directly or indirectly solicit or hire for employment of cause to be solicited or hired for employment (whether as an employee or independent contractor), any current employee of the Company or it affiliates while such employment is continuing (provided, however that the foregoing restriction does not apply to any secretarial employee of the Company);

               (d) the Executive, on the one hand, and the Company (including its affiliates and on behalf of its officers and directors), on the other, agree at all times hereafter not to disparage or attempt to damage or impair the reputation or goodwill of or expose to the public ridicule, hatred, scorn or shame, the other;

               (e) the Executive shall at all times hereafter not claim to be representing the Company or its divisions, units, parents, subsidiaries, affiliates, or any of its publications or products, in any manner whatsoever, or claim to have power of decision in any activity relating to them, except as expressly authorized in writing by the Company; and

               (f) the parties hereto agree that in the event of breach by the other of any of the covenants in this paragraph 11, the remedies at law are inadequate and the affected party shall be entitled, in addition to any rights or remedies to which it may be otherwise entitled, to seek temporary and permanent injunctive relief.

12. The Executive represents and agrees that he fully understands his rights (and has been so advised by the Company) to discuss all aspects of this Agreement with legal and/or financial advisors of his choosing; that to the extent, if any, which he desires, he has availed himself of these rights, that he has carefully read and fully understands all of the provisions of this Agreement, that he is voluntarily entering into this Agreement, and that he is not relying on any representation not made in this Agreement. The Executive acknowledges that he has been given at least forty-eight (48) hours within which to consider this Agreement.

13. The parties agree that neither shall issue any public statement or communication regarding this Agreement or the transactions contemplated in this Agreement, except for such disclosures as are required to comply with applicable law, without the consent of the other, which consent shall not be unreasonably withheld or delayed.

14. If either party retains counsel to represent it in connection with a dispute concerning whether the other party is properly fulfilling its obligations in accordance with the provisions of this Agreement, the prevailing party shall be entitled to reimbursement of all counsel fees and expenses reasonably incurred. In addition, if the court finds that any amounts due hereunder were not paid when due, then they shall award interest on such amounts from the date due at an annual rate equal to the prime rate charged from time to time by Citibank, N.A., or any successor thereto, plus four percentage points.

               Neither Company nor the Executive shall have any right to offset any amounts owed by the other hereunder or claimed to be owed to such party, whether pursuant to this Agreement or otherwise, in any litigation brought to enforce the provisions of this Agreement. In connection with any action or proceeding for breach of this Agreement brought by either party (whether at law or for equitable relief), neither party shall assert, by way of defense, offset or counterclaim (or through consolidation of claims), any claims against the other party based upon any agreements, transactions or conduct, other than conduct amounting to Cause (as said term is defined in the Employment Agreement); provided, however, that nothing herein shall be construed to prohibit either party from asserting any mandatory counterclaim or to cause the waiver by any party of any claim.

15. If any provision of this Agreement is held invalid in whole or in part, such invalidity shall not affect any other provision of this Agreement not held so invalid, and each such other provision shall to the full extent consistent with law continue in full force and effect.

16. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by registered or certified mail to the Executive at the address set forth in this Agreement or at the last address he has filed in writing with the Company, with a copy to Warsaw Burstein Cohen Schlesinger & Kuh, LLP, 555 Fifth Avenue, New York, NY 10017, Attention: Arthur Katz, or, in the case of the Company, to the Company at its headquarters address, Attention: Chief Executive Officer, with a copy to Martin L. Budd, Esq., at Day, Berry & Howard, CityPlace I, Hartford, Connecticut 06103.

17. This Agreement contains the entire understanding between the parties hereto with respect to the matters contained herein, supersedes all prior understandings relating thereto, and may not be amended except in writing. No waiver shall be effective hereunder unless in writing.

18. This Agreement shall be binding upon and shall enure to the benefit of the parties and their respective successors, administrators, legatees, and assigns.

19. The validity, construction and performance of this Agreement shall be governed by the internal laws of the State of New York, without reference to conflict of laws rules.

20. This Agreement shall be of no force and effect unless executed by both parties hereto.

IN WITNESS WHEREOF, the parties have hereunto set their hand and executed this Agreement as of the day and year first set forth above.

                                             FORSTMANN & CO.,INC.

                                          By: /s/ F. D. Matheson
                                             ---------------------------------
                                          Name: F. D. Matheson
                                          Title: Executive Vice President


                                          By:/s/ Christopher L. Schaller
                                              --------------------------------
                                                Christopher L. Schaller



                                                              Exhibit 10.5(e)
                   SEPARATION AND GENERAL RELEASE AGREEMENT


                      This Separation and General Release Agreement ("the Agreement") is made as of the 1st day of February, 1996, between Forstmann and Company, Inc., a Georgia Corporation ("Company"), and Richard Pactor ("Employee").


                              W I T N E S S E T H


                      WHEREAS, Employee was employed by the Company and, if applicable, its predecessors from December 20, 1988 until March 22, 1996; and

                      WHEREAS the Company and Employee desire to enter into this Agreement to resolve any disputes relating to Employee's employment or the termination of Employee's employment with the Company or other matters as set forth herein;

                      NOW, THEREFORE, in consideration of the above premises and mutual covenants and agreements contained herein, the parties hereto agree as follows:

                1. Employee acknowledges, understands and agrees that his employment with the Company will be completely and finally terminated on March 22, 1996, due to job elimination.

                2. Employee hereby represents and acknowledges that as a result of his employment with the Company he may have in his possession and control proprietary documents, data, materials, files or similar items concerning Confidential Information (as defined herein) of the Company, and keys, credit cards and other property of the Company, and Employee acknowledges, warrants and agrees that he will deliver to the Company all such items and any copies or excerpts thereof and any other properties, files or documents obtained as a result of his employment with the Company, by 5:00 p.m., March 22, 1996, and that he has held all proprietary information in trust and strictest confidence and will continue to do so in accordance with
Section 6 of this Agreement. Confidential Information shall mean any and all data and information relating to the business of the Company (whether constituting a trade secret or not) which is or has been disclosed to the Employee or of which the Employee became aware as a consequence of or through his employment with the Company, and which has value to the Company and is not generally known by its competitors. Confidential Information may include, but is not limited to, information relating to the Company's financial affairs, strategic plans, products, processes, services, customers, customer lists, employees, employees' compensation, research, development, inventions, manufacturing, purchasing, accounting, engineering, marketing and sales.

                3. Employee agrees that during the severance period (as defined in Section 9 of this Agreement) he will not, either on his own behalf or as an employee, agent, consultant or director, disparage the Company with its vendors or customers or otherwise interfere with the Company's business relationship with its vendors and customers.

                4. Employee, for himself and his administrators, heirs and assigns, hereby forever releases, waives and discharges the Company, its affiliated corporations, stockholders, officers, directors, employees, agents, heirs, legal representatives, predecessors, successors, affiliates, assigns and transferees, whether past, present or future, ("Released Parties") from any and all actions, demands, causes of action, suits, damages, debts, claims, counterclaims, obligations, judgments and liabilities of whatever nature, including costs and attorneys' fees, whether known or unknown, including, but not limited to, all claims arising out of Employee's employment with the Company or the termination of Employee's employment with the Company, including, but not limited to, any claim for bonus, severance or other benefits apart from the benefits stated herein, breach of contract, wrongful discharge, impairment of economic opportunity, any claims under common law or at equity, any tort, claims for reimbursements, claims for commissions or claims for employment discrimination under any state, federal or local law, statute or regulation, other than any claim arising under Employee's EMPLOYMENT AGREEMENT dated December 16, 1993. Notwithstanding the foregoing, Employee shall not waive any rights that he may have to enforce the terms of this Agreement, or the obligations of the Company under Section 9(e) of Employee's EMPLOYMENT AGREEMENT as a result of his termination for a reason other than "cause" (as such term is defined in the EMPLOYMENT AGREEMENT). Employee acknowledges and agrees that this release, the release contained in
Section 5 of this Agreement, and the covenant not to sue set forth in Section 7 of this Agreement are essential and material terms of this Agreement and that, without such releases and covenant not to sue, no Agreement would have been reached by the parties and no benefits would have been paid. Employee understands and acknowledges the significance and consequences of this release and this Agreement, that he has had sufficient time to consider the terms provided for in this Agreement, that no representations or inducements have been made to him except as set forth herein, and that he has signed the same KNOWINGLY AND VOLUNTARILY.

                5. EMPLOYEE SPECIFICALLY WAIVES AND RELEASES THE COMPANY AND ALL OF THE OTHER RELEASED PARTIES FROM ALL CLAIMS OR RIGHTS ARISING UNDER THE AGE DISCRIMINATION IN EMPLOYMENT ACT OF 1967, AS AMENDED, 29 U.S.C.section621, ("ADEA") WHICH HE MAY HAVE AS OF THE DATE HE SIGNED THIS AGREEMENT. NEITHER THIS SECTION NOR ANY OTHER PROVISION OF THIS AGREEMENT SHALL WAIVE RIGHTS OR CLAIMS THAT MAY ARISE UNDER THE ADEA AFTER THE DATE EMPLOYEE SIGNS THIS AGREEMENT. EMPLOYEE AGREES THAT THIS AGREEMENT PROVIDES BENEFITS TO WHICH HE IS NOT OTHERWISE ENTITLED, THAT THE COMPANY HAS ADVISED EMPLOYEE TO CONSULT AN ATTORNEY PRIOR TO SIGNING THIS AGREEMENT, AND THAT EMPLOYEE HAS CONSULTED COMPETENT COUNSEL OF HIS OWN SELECTION PRIOR TO SIGNING THIS AGREEMENT. EMPLOYEE HAS BEEN PROVIDED TWENTY-ONE (21) DAYS WITHIN WHICH TO CONSIDER WHETHER HE SHOULD SIGN THIS AGREEMENT AND WAIVE AND RELEASE ALL CLAIMS AND RIGHTS ARISING UNDER ADEA. EMPLOYEE SHALL HAVE SEVEN (7) DAYS WITHIN WHICH TO REVOKE THIS AGREEMENT AFTER HE SIGNS IT, AND THIS AGREEMENT SHALL NOT BECOME EFFECTIVE OR ENFORCEABLE UNTIL THAT REVOCATION PERIOD HAS EXPIRED.

                6. Employee agrees that he will neither discuss nor reveal to any third party, but has held in the trust and strictest confidence and will continue to do so for a period of twenty-four (24) months from the Employee's termination, any and all Confidential Information he has held.

                7. To the maximum extent permitted by law, Employee agrees that neither he nor any person or organization on his behalf will institute, or permit or cause to be instituted, any action against any of the Released Parties, including, but not limited to, any action based on any of the claims released in Sections 4 or 5 of this Agreement; provided, however, that not withstanding the foregoing, Employee shall not waive any rights that he may have to seek legal or equitable relief solely to enforce the terms of this Agreement.

                8. Employee agrees that he will not discuss or review any of the details of this Agreement or his termination of employment with anyone other than his attorney, accountant and immediate family, all of whom shall be bound to maintain the confidentiality of the details of this Agreement. A breach by any of the aforesaid persons of the confidentiality obligation shall be deemed a breach of this Agreement by Employee. The Company shall make a good faith determination as to whether a breach of confidentiality has occurred.

                9. In consideration and as material inducement for Employee's signing of this Agreement, the Company will:

                      (a) Make a vacation payment to Employee in the gross amount of $20,211.60, which represents 20 days of unused vacation, which shall be payable on the last payroll date after March 22, 1996, less deductions required by law or authorized by Employee;

                      (b) Subject to Employee's continued authorization of payroll deductions in accordance with the contribution schedule, Employee's coverage in the Company's group health and life insurance plans shall continue through March 22, 1996, without prejudice to Employee's COBRA coverage rights thereafter; and

                      (c) Employee's coverage in the Company's long-term disability plan will be terminated on March 22, 1996;

               10. In case one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, the same shall not affect any other provisions in this Agreement, but this Agreement shall be construed as if such invalid or illegal or unenforceable provisions had never been contained herein.

               11. This Agreement embodies the entire agreement of the parties hereto relating to the subject matter hereof. Employee agrees that neither the Company nor its agents, representatives or employees have made any representations to him concerning the terms or effects of this Agreement, other than those contained in this Agreement. No amendment or modification of this Agreement shall be valid or binding upon the parties unless made in writing and signed by the parties hereto.

               12. It is intended that the provisions of this Agreement shall be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. This Agreement shall be binding upon the parties hereto and their respective heirs, representatives, successors, transferees and assigns.

               13. This Agreement may be executed in any number of counterparts, each of which shall constitute an original and all of which, when taken together, shall constitute one agreement.

               14. Employee agrees that neither this Agreement nor performance hereunder constitutes an admission by any of the Released Parties of any violation of any federal, state or local law, regulations, common law, breach of any contract or any other wrongdoing of any type.

               15. Notwithstanding anything to the contrary hereinabove provided, the Company shall have no obligation to make any payment provided for in this Agreement if the Company terminates this Agreement for any breach of this Agreement by Employee.

               16. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.


                      IN WITNESS WHEREOF, the parties have executed this
Agreement this  day of         , 199    .

Employee:
/s/ Richard Pactor
------------------


FORSTMANN & COMPANY, INC.



By:/s/Robert C. Christian
   ----------------------
Title: Vice President
       --------------

                                                              Exhibit 10.5(f)
                   SEPARATION AND GENERAL RELEASE AGREEMENT

                      This Separation and General Release Agreement (the "Agreement") is made as of the 12th day of March, 1996, between Forstmann and Company, Inc., a Georgia Corporation ("Company"), and Fred D. Matheson ("Employee").

                             W I T N E S S E T H:


                      WHEREAS, Employee has been employed by the Company and, if applicable, its predecessors since October 17, 1990, and is currently employed by the Company pursuant to that certain Employment Agreement, dated December 16, 1993, between the Company and Employee (the "Employment Agreement"); and

                      WHEREAS, the Company has decided to terminate Employee's employment with the Company pursuant to the Employment Agreement for a reason other than "cause" as defined therein, effective as of April 23, 1996; and

                      WHEREAS, the Company and the Employee have agreed that the Employee's employment with the Company will terminate on April 23, 1996, subject to the terms and conditions set forth below; and

                      WHEREAS, the Company and Employee desire to enter into this Agreement to resolve any disputes relating to Employee's employment or the Company's termination of Employee's employment with the Company or other matters as set forth herein;

                      NOW THEREFORE, in consideration of the above premises and mutual covenants and agreements contained herein, the parties hereto agree as follows:


                      1. Employee acknowledges, understands and agrees that his employment with the Company will be completely and finally terminated on April 23, 1996, due to a reason other than "cause", namely, job elimination. Notwithstanding the above, Employee shall not be required to perform any services or duties for the Company, whether pursuant to the Employment Agreement or otherwise, during the period between March 13, 1996 and April 23, 1996.

                      2. Employee hereby represents and acknowledges that as a result of his employment with the Company he may have in his possession and control proprietary documents, data, material, files or similiar items concerning Confidential Information (as defined herein) of the Company, and keys, credit cards and other property of the Company, and Employee acknowledges, warrants and agrees that he will deliver to the Company all such items and any copies or excerpts thereof and any other properties, files or documents obtained as a result of his employment with the Company, by 5:00 p.m., April 3, 1996. Employee agrees that he will hold all Confidential Information in strictest confidence in accordance with Section 6 of this agreement. Confidential Information shall mean any and all data and information relating to the business of the Company (whether constituting a trade secret or not) which is or has been disclosed to the Employee or of which the Employee became aware as a consequence of or through his employment with the Company, and which has value to the Company and is not generally known by its competitors. Confidential Information may include, but is not limited to, information relating to the Company's financial affairs, strategic plans, products, processes, services, customers, customer lists, employees, employees' compensation, research, development, inventions, manufacturing, purchasing, accounting, engineering, marketing and sales. Notwithstanding the foregoing, Confidential Information shall not include (i) information that is generally known or available to the public through no fault of or breach of any obligation by Employee or that is contained in governmental securtities of bankruptcy filings, (ii) information that is independently developed or learned by Employee outside his employment with the Company and (iii) information rightfully obtained by Employee from a third party who has the apparent right to make such disclosure.

                      3. Employee agrees that during the period beginning on the date hereof and ending on April 23, 1996 he will not, either on his own behalf or as an employee, agent, consultant or director, disparage the Company its vendors or customers or otherwise interfere with the Company s business relationship with its vendors or customers.

                      4.            Employee, for himself and his
administrators, heirs and assigns, hereby forever releases, waives and discharges the Company, its affiliated corporations, stockholders, officers, directors, employees, agents, heirs, legal representatives, predecessors, successors, affiliates, assigns and transferees, whether past, present or future, ("Released Parties") from any and all actions, demands, causes of action, suits, damages, debts, claims, counterclaims, obligations, judgments and liabilities of whatever nature, including costs and attorneys' fees, whether known or unknown, including, but not limited to, all claims arising out of Employee's employment with the Company or the termination of Employee's employment by the Company, including, but not limited to, any claim for bonus, severance or other benefits apart from the benefits stated herein, breach of contract, wrongful discharge, impairment of economic opportunity, any claims under common law or at equity, any tort, claims for reimbursements, claims for commissions or claims for employment discrimination under any state, federal or local law, statute or regulation and specifically including any claim arising under the Employment Agreement (including, but not limited, Section 7 and 9(e) thereof) and claims, if any, for the indemnification of Employee, as a former officer of the Company, arising under (i) the provisions of the Company's Cerificate of Incorporation or By-Laws, (ii) the Company's director and officer liability insurance policies currently in effect or ineffect while Employee was an officer of the Company, and (iii) any applicable state laws. Notwithstanding the foregoing, Employee shall not waive any rights that he may have to enforce the terms of this Agreement, or the obligations of the Company under the Employment Agreement, including, but not limited to, Sections 7 and 9(e) thereof, as a result of his termination for a reason other than "cause" (as such term is defined in the Employement Agreement). Employee acknowledges and agrees that this release, the release contained in Section 5 of this Agreement, and the covenant not to sue set forth in Section 7 of this Agreement are essential and material terms of this Agreement and that, without such releases and covenant not to sue, no Agreement would have been reached by the parties and no benefits would have been paid. Employee understands and acknowledges the significance and consequences of this release and this Agreement, that he has had sufficient time to consider the terms provided for in this Agreement, that no representations or inducements have been made to him except as set forth herein, and that he has signed the same KNOWINGLY AND VOLUNTARILY.

                      5. EMPLOYEE SPECIFICALLY WAIVES AND RELEASES THE COMPANY AND ALL OF THE OTHER RELEASED PARTIES FROM ALL CLAIMS OR RIGHTS ARISING UNDER THE AGE DISCRIMINATION IN EMPLOYMENT ACT OF 1967, AS AMENDED, 29 U.S.C. 621, ("ADEA") WHICH HE MAY HAVE AS OF THE DATE HE SIGNED THIS AGREEMENT. NEITHER THIS SECTION NOR ANY OTHER PROVISION OF THIS AGREEMENT SHALL WAIVE RIGHTS OR CLAIMS THAT MAY ARISE UNDER THE ADEA AFTER THE DATE EMPLOYEE SIGNS THIS AGREEMENT. EMPLOYEE AGREES THAT THIS AGREEMENT PROVIDES BENEFITS TO WHICH HE IS NOT OTHERWISE ENTITLED, THAT THE COMPANY HAS ADVISED EMPLOYEE TO CONSULT AN ATTORNEY PRIOR TO SIGNING THIS AGREEMENT, AND THAT EMPLOYEE HAS CONSULTED COMPETENT COUNSEL OF HIS OWN SELECTION PRIOR TO SIGNING THIS AGREEMENT. EMPLOYEE HAS BEEN PROVIDED TWENTY-ONE (21) DAYS WITHIN WHICH TO CONSIDER WHETHER HE SHOULD SIGN THIS AGREEMENT AND WAIVE AND RELEASE ALL CLAIMS AND RIGHTS ARISING UNDER ADEA. EMPLOYEE SHALL HAVE SEVEN (7) DAYS WITHIN WHICH TO REVOKE THIS AGREEMENT AFTER HE SIGNS IT, AND THIS AGREEMENT SHALL NOT BECOME EFFECTIVE OR ENFORCEABLE BEFORE THAT REVOCATION PERIOD HAS EXPIRED.


                      6. Employee agrees that, for a period of twenty-four (24) months from the Employee's termination, he will neither discuss nor reveal to any third party and will hold in strictest confidence any and all Confidential Information he holds.

                      7. To the maximum extent permitted by law, Employee agrees that neither he nor any person or organization on his behalf will institute, or permit or cause to be instituted, any action against any of the Released Parties, including, but not limited to any action based on any of the claims released in Section 4 and 5 of this Agreement; provided, however, notwithstanding the foregoing, Employee shall not waive any rights that he may have to seek legal or equitable relief to enforce the terms of this Agreement, the obligations of the Company under the Employment Agreement and the obligations of the Company, if any, for the indemnification of Employee, as a former officer of the Company, pursuant to (i) the provisions of the Company's Certificate of Incorporation or By-Laws, (ii) the Company's director and officer liability insurance policies currently in effect or ineffect while Employee was an officer of the Company or (iii) any applicable state law.

                      8. Employee agrees that he will not discuss or review any of the details of this Agreement or his termination of employment with anyone other than his attorney, accountant and immediate family, all of whom shall be bound to maintain the confidentiality of the details of this Agreement. Breach by any of the aforesaid persons of the confidentiality obligation shall be deemed a breach of this Agreement by Employee. The Company shall make a good faith determination as to whether a breach of confidentiality has occurred.

                      9. In consideration and as material inducement for Employee's signing of this Agreement, the Company will:

                      (a) On the effective date of this Agreement as provided in Section 5 hereof, or on the next succeeding business day in the event the effective date is not a business day (the "Payment Date"), make a vacation payment to Employee in the gross amount of $19,096.20 which represent 20 days of unused vacation during 1996, less deductions required by law or authorized by Employee;

                      (b) On the Payment Date, make a vaction payment to Employee in the gross amount of $15,276.96, which represents 16 days of unused vaction during 1995, less deductions required by law or authorized by Employee;

                      (c) Subject to Employee's continued authorization of payroll deductions in accordance with the contribution schedule, continue Employee's coverage in the Company's group health and life insurance plans through April 23, 1996, without prejudice to Employee's COBRA health coverage rights thereafter;

                      (d) Continue Employee's coverage in the Company's long-term disability plans through April 23, 1996; and

                      (e) Pay Employee compensation for a period from the date first written above (the "Agreement Date") through April 23, 1996 as follows: (i) on the Payment Date (and provided that Employee has not revoked his acceptance of this Agreement), the Company shall pay Employee compensation at his regular base rate of pay as in effect on the Agreement Date for the period from the Agreement Date through Payment Date, and (ii) the Company shall thereafter pay the remainder of such compensation in accordance with its regular payroll practices.

                      10. If the Company fails to make the payments specified in subsections 9(a), (b) and (e) above to Employee on the Payment Date, this Agreement shall be null and void and the Company shall promptly return the original executed Agreement to Employee.

                      11. In case one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, the same shall not affect any other provisions in this Agreement, but this Agreement shall be construed as if such invalid or illegal or unenforceable provisions had never been contained herein. Notwithstanding the foregoing, if any one or more of the provisions in
Section 4 or Section 5 of this Agreement shall by held invalid, illegal, or unenforceable in any respect as the direct or indirect result of a challenge thereof by Employee, the Company may at its option declare this Agreement void and the Employee shall, in such event, return immediately to the Company all consideration paid to or for the benefit of Employee pursuant to Section 9(c) through (e), in which event, the Company and the Employee shall be released from all obligations under this Agreement after the date of such return.

                      12. This Agreement embodies the entire agreement of the parties hereto relating to the subject matter hereof, except with respect to the Employee's rights pursuant to the Employment Agreement as a result of the Company's termination of his Employment thereunder for reasons other than "cause". Employee agrees that neither the Company nor its agents, representatives or employees have made any representations to him concerning the terms or effects of this Agreement, other than those contained in this Agreement. No amendment or modification of this Agreement shall be valid or binding upon the parties unless made in writing and signed by the parties hereto.

                      13. It is intended that the provisions of this Agreement shall be enforced to the fullest extent permissible under the laws and public policies of the State of Georgia. This Agreement shall be binding upon the parties hereto and their respective heirs, representatives, successors, transferees and assigns.

                      14. This Agreement may be executed in any number of counterparts, each of which shall constitute an original and all of which, when taken together, shall constitute one agreement.

                      15. Employee agrees that neither this Agreement nor performance hereunder constitutes an admission by any of the Released Parties of any violation of any federal, state or local law, regulations, common law, breach of any contract or any other wrongdoing of any type, provided, however, that the foregoing shall in no way affect the nature of the Company's termination of the Employee's employment pursuant to the Employment Agreement for reasons other than "cause".

                      16. Notwithstanding anything to the contrary hereinabove provided, the Company shall have no obligation to make any payment provided for in this Agreement if a court of competent jurisdiction determines that this Agreement was breached by Employee.

                      17. This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia.
                      IN WITNESS WHEREOF, the parties have executed this Agreement on the dates indicate below.


Employee:
/s/Fred D. Matheson                               Date: April 26, 1996
-------------------
Name: Fred D. Matheson


FORSTMANN & COMPANY, INC.



By:/s/ Rodney Peckham                             Date: April 26, 1996
   --------------------
Name: Rodney Peckham
Title: Chief Financial Officer

                                                               Exhibit 10.5(g)

                   SEPARATION AND GENERAL RELEASE AGREEMENT

                                          This Separation and General Release
Agreement (the "Agreement") is made as of the 10th day of October, 1996, between Forstmann and Company, Inc., a Georgia Corporation ("Company"), and Peter M. Roaman ("Employee").

                             W I T N E S S E T H:


                                          WHEREAS, Employee has been employed
by the Company and, if applicable, its predecessors since June 1, 1989; and

                                          WHEREAS, the Company terminated
Employee's employment on August 14, 1996;

                                          WHEREAS, the Company and Employee
desire to enter into this Agreement to resolve any disputes relating to Employee's employment or the termination of Employee's employment with the Company or other matters as set forth herein;

                                          NOW THEREFORE, in consideration of
the above premises and mutual covenants and agreements contained herein, the parties hereto agree as follows:

                                    1.    Employee acknowledges that the
Company terminated his employment on August 14, 1996.

                                    2.    Employee hereby represents and
acknowledges that as a result of his employment with the Company he may have in his possession and control Confidential Information (as defined herein) of the Company, and keys, credit cards and other property of the Company. Employee represents and warrants that he has delivered to the Company all such items and any copies or excerpts thereof and any other properties, files or documents obtained by him as a result of his employment with the Company, and that he has held all Confidential Information in trust and strictest confidence and, except as required by law or judicial process, will continue to do so in accordance with Section 6 of this Agreement. Confidential Information shall mean any and all data and information relating to the business of the Company (whether constituting a trade secret or not) which is or has been disclosed to the Employee or of which the Employee became aware as a consequence of or through his employment with the Company, and which has value to the Company and is not generally publicly available as of the date hereof and has not become publicly available (other than by a breach of Employee's obligations hereunder) after the date hereof. Confidential Information includes, but is not limited to, information relating to the Company's financial affairs, strategic plans, products, processes, services, customers, employees, employees' compensation, research, development, inventions, manufacturing, purchasing, accounting, engineering, marketing and sales. Employee shall notify the Company immediately in writing of any subpoena, court or administrative order, or any other action purporting or seeking to require the disclosure of Confidential Information, and shall, to the extent reasonably requested by the Company, cooperate with the Company's efforts to obtain protective orders or otherwise preserve the confidentiality of such information.

                                    3.    Employee agrees that during the
Severance Period (as defined in Section 9 of this Agreement) he will not, either on his own behalf or as an employee, agent, consultant or director, disparage the Company with any of its vendors or customers or otherwise interfere with the Company's business relationship with its vendors and customers, and Employee represents and warrants that he has not engaged in such conduct prior to the date hereof.

                                    4.    Employee, for himself and his
administrators, heirs and assigns, hereby forever releases, waives and discharges the Company, its affiliated corporations, stockholders, officers, directors, employees, agents, heirs, legal representatives, predecessors, successors, affiliates, assigns and transferees, whether past, present or future, ("Released Parties") from any and all actions, demands, causes of action, suits, damages, debts, claims, counterclaims, obligations, judgments and liabilities of whatever nature, including costs and attorneys' fees, whether known or unknown (collectively, "Claims"), relating to circumstances arising prior to the date of this Agreement, including, but not limited to, all Claims arising out of Employee's employment with the Company or the termination of Employee's employment with the Company, including, but not limited to, any Claim for bonus, severance or other benefits apart from the benefits stated herein, breach of contract, wrongful discharge, impairment of economic opportunity, any Claims under common law or at equity, any tort, Claims for reimbursements, Claims for commissions or Claims for employment discrimination under any state, federal or local law, statute or regulation and specifically including any Claim arising under Employee's EMPLOYMENT AGREEMENT dated December 16, 1993 (the "Employment Agreement"). Notwithstanding the foregoing, Employee shall not waive any rights that he may have to enforce the terms of this Agreement or any stipulation contemplated hereby. Employee acknowledges and agrees that this release, the release contained in Section 5 of this Agreement, and the covenant not to sue set forth in Section 7 of this Agreement are essential and material terms of this Agreement and that, without such releases and covenant not to sue, no Agreement would have been reached by the parties and no benefits would have been paid. Employee understands and acknowledges the significance and consequences of this release and this Agreement, that he has had sufficient time to consider the terms provided for in this Agreement, that no representations or inducements have been made to him except as set forth herein, and that he has signed the same KNOWINGLY AND VOLUNTARILY.

                                    5.    EMPLOYEE SPECIFICALLY WAIVES AND
RELEASES THE COMPANY AND ALL OF THE OTHER RELEASED PARTIES FROM ALL CLAIMS OR RIGHTS ARISING UNDER THE AGE DISCRIMINATION IN EMPLOYMENT ACT OF 1967, AS AMENDED, 29 U.S.C. section621 ET SEQ., ("ADEA") WHICH HE MAY HAVE AS OF THE DATE HE SIGNED THIS AGREEMENT. NEITHER THIS SECTION NOR ANY OTHER PROVISION OF THIS AGREEMENT SHALL WAIVE RIGHTS OR CLAIMS THAT MAY ARISE UNDER THE ADEA AFTER THE DATE EMPLOYEE SIGNS THIS AGREEMENT. EMPLOYEE AGREES THAT THIS AGREEMENT PROVIDES BENEFITS TO WHICH HE IS NOT OTHERWISE ENTITLED, THAT THE COMPANY HAS ADVISED EMPLOYEE TO CONSULT AN ATTORNEY PRIOR TO SIGNING THIS AGREEMENT, AND THAT EMPLOYEE HAS CONSULTED COMPETENT COUNSEL OF HIS OWN SELECTION PRIOR TO SIGNING THIS AGREEMENT. EMPLOYEE HAS BEEN PROVIDED TWENTY-ONE (21) DAYS WITHIN WHICH TO CONSIDER WHETHER HE SHOULD SIGN THIS AGREEMENT AND WAIVE AND RELEASE ALL CLAIMS AND RIGHTS ARISING UNDER THE ADEA. EMPLOYEE SHALL HAVE SEVEN (7) DAYS WITHIN WHICH TO REVOKE THIS AGREEMENT AFTER HE SIGNS IT, AND THIS AGREEMENT SHALL NOT BECOME EFFECTIVE OR ENFORCEABLE BEFORE THAT REVOCATION PERIOD HAS EXPIRED.

                                    6.    Employee agrees that he will neither
discuss nor reveal to any third party, but has held in trust and strictest confidence and will continue to do so during the Severance Period and for a period of twenty-four (24) months from the Employee's termination, any and all Confidential Information he has held.

                                    7.    To the maximum extent permitted by
law, Employee agrees that neither he nor any person or organization on his behalf will institute, or permit or cause to be instituted, any action against any of the Released Parties based on or relating to any of the Claims released hereunder; provided, however, that notwithstanding the foregoing, Employee shall not waive any rights that he may have to seek legal or equitable relief solely to enforce the terms of this Agreement.

                                    8.    Employee agrees that he will not,
except as required by law or judicial process, discuss or review any of the details of this Agreement or his termination of employment with anyone other than his attorney, accountant and immediate family, and that he will discuss or review such details with such persons only to the extent such persons have been advised of and have agreed to maintain the confidentiality of the details of this Agreement. A breach by any of the aforesaid persons of the confidentiality obligation shall be deemed a breach of this Agreement by Employee. Employee will notify and cooperate with the Company in the manner set forth in Section 2 above in the event of any action purporting or seeking to require the disclosure of information described in this section.

                                    9.    In consideration and as material
inducement for Employee's signing of this Agreement,

                                    (a)    the Company will:

                                    (i)   Make severance payments to Employee
in the total gross amount of $34,283.06, in respect of the period from August 15, 1996 through October 2, 1996 (the "Severance Period"), less deductions required by law or authorized by the Employee, which shall be payable no later than the Company's first payroll date that occurs at least three business days after the expiration of the revocation period described in Section 5 above. Employee acknowledges and agrees that he has already received $2,392.53 of this sum;

                                    (ii)  Subject to Employee's continued
authorization of payroll deductions in accordance with the applicable contribution schedule, continue Employee's coverage in the Company's group health and life insurance plans through October 2, 1996, without prejudice to Employee's COBRA health coverage rights thereafter;

                                    (iii) On the Company's first regularly
designated payroll date that occurs at least three business days after the Effective Date (as defined in Section 11) (the "Payment Date"), make an additional lump sum payment to Employee in the gross amount of $66,670.79, less deductions required by law or authorized by Employee; and

                                    (b)   the Company and Employee hereby
stipulate and agree that Employee has an allowed general unsecured nonpriority pre-petition claim against the Company's estate in bankruptcy in respect of the Employment Agreement in the amount of $247,600.00 (the "Unsecured Claim"). The Company and Employee further stipulate and agree that the Unsecured Claim is unconditional (except as specifically provided in this Agreement), shall not be subject to deduction or withholding, and shall be freely and unconditionally transferable by Employee.

                                    10.   In case one or more of the
provisions contained in this Agreement (other than Sections 4 and 5 hereof) shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions in this Agreement, but this Agreement shall be construed as if such invalid or illegal or unenforceable provisions had never been contained herein. If Employee shall assert that any one or more of the provisions contained in Section 4 or Section 5 of this Agreement is invalid, illegal, or unenforceable in any respect, and any such provision is held by a tribunal of competent jurisdiction to be invalid, illegal or unenforceable in any respect, the Company may at its option declare this Agreement void and the Employee shall, in such event, return immediately to the Company all consideration paid to or for the benefit of Employee pursuant to Section 9(a) and shall pay immediately to the Company a cash amount equal in value to the Purchase Price (as defined in Section 12) in respect of the Unsecured Claim.
A Company declaration pursuant to the foregoing sentence shall not affect the validity of the Unsecured Claim.

                                    11.   Within one week following Employee's
delivery to the Company of a fully-executed copy of this Agreement, the Company shall file with the United States Bankruptcy Court for the Southern District of New York (the "Court") a motion for approval of the Company payments hereunder and the Unsecured Claim (the "Motion"). The Company shall use its best efforts to persuade the Court to grant such approval. Provided that Employee has not revoked his acceptance of this Agreement, this Agreement shall become effective upon the later of the date the Motion is granted and the date on which the revocation period described in Section 5 expires (such later date being referred to herein as the "Effective Date"). This Agreement (including the Unsecured Claim) shall be void in its entirety if such Court approval is denied, or if such approval is not granted within forty-five (45) days from the date on which the Employee delivers an executed copy of this Agreement to the Company.

                                    12.   Employee represents that,
simultaneously with the execution and delivery of this Agreement, Employee is entering into an Assignment of Claim agreement (the "Assignment") with one or more buyers (collectively, the "Buyer") pursuant to which Employee is selling, transferring and assigning to Buyer all of Employee's right, title to and interest in the Unsecured Claim for a cash purchase price (the "Purchase Price") specified in a letter heretofore delivered to the Company by or on behalf of Employee. Notwithstanding anything herein to the contrary, if the Assignment is not consummated on or before the Payment Date, Employee may at his option, by written notice delivered to the Company no later than the second business day following the Payment Date, declare this Agreement null and void. In such event Employee shall return immediately to the Company all consideration paid to or for the benefit of Employee pursuant to Section 9 and, upon such return, this Agreement and the Unsecured Claim shall be null and void and neither party shall have any further obligations to the other hereunder.

                                    13.   Employee shall be solely responsible
for, and shall indemnify the Company from and against, any and all federal, state and local income, FICA and other tax liabilities incurred by Employee in respect of amounts payable under or in connection with this Agreement (including but not limited to any such liabilities arising in connection with the granting of the Unsecured Claim).

                                    14.   This Agreement embodies the entire
agreement of the parties hereto relating to the subject matter hereof. Employee agrees that neither the Company nor its agents, representatives or employees have made any representations to him concerning the terms or effects of this Agreement, other than those contained in this Agreement. No amendment or modification of this Agreement shall be valid or binding upon the parties unless made in writing and signed by the parties hereto.

                                    15.   It is intended that the provisions
of this Agreement shall be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. This Agreement shall be binding upon the parties hereto and their respective heirs, representatives, successors, transferees and assigns.

                                    16.   This Agreement may be executed in
any number of counterparts, each of which shall constitute an original and all of which, when taken together, shall constitute one agreement.

                                    17.   Employee agrees that neither this
Agreement nor performance hereunder constitutes an admission by any of the Released Parties of any violation of any federal, state or local law, regulations, common law, breach of any contract or any other wrongdoing of any type.


                                    18.   Notwithstanding anything to the
contrary hereinabove provided, the Company shall have no obligation to make any payment provided for in this Agreement if the Company terminates this Agreement for any material breach of this Agreement by Employee. In the event of such breach and termination, the Company shall be entitled to pursue all legal and equitable remedies available to it, except that the validity of the Unsecured Claim shall be unaffected and the Company's rights in respect of such Unsecured Claim shall be limited to recovery from Employee of an amount equal in value to the Purchase Price.

                                    19.   This Agreement shall be governed by
and construed in accordance with the internal laws of the State of New York, without regard to principles of conflict of laws.

                                          IN WITNESS WHEREOF, the parties have
executed this Agreement as of the year and date first above written.


Employee:
/s/ Peter Roaman
-----------------
Dated: October 10, 1996
       ----------------

FORSTMANN & COMPANY, INC.



By: /s/ Robert N. Dangremond
    ------------------------

Title: President and CEO
       -----------------
                                                               Exhibit 10.8
                           Forstmann & Company, Inc.
                 Incentive Compensation and Retention Program

                       Effective as of November 14, 1996


                             Section 1.  Purpose.

                                          The purposes of the Program are to
(i) encourage key employees to remain with the Company and work to benefit the Company and its critical constituencies; and (ii) to protect key employees from a Change in Control and related termination without Cause of employment for a limited period of time.


                           Section 2.  Definitions.

                                    2.1.  Definitions.  Whenever used herein,
the following terms shall have the respective meanings set forth below:
                                          "Administrator" means the Board,
except that the Board may delegate any or all of its responsibilities hereunder to the Chief Executive Officer, the Chief Financial Officer or any other officer of the Company as it shall determine and, to the extent delegated, such officer shall be treated as the Administrator. Notwith-standing the foregoing, in no event shall any such officer have the authority to determine issues related to such officer's participation in the Plan without the approval of the Board.

                                          "Base Salary" means an employee's
annual base salary paid by the Company to such employee prior to deductions relating to (i) any amounts deferred under any plan or program sponsored by the Company or (ii) an election between benefits or cash provided under a plan or program of the Company maintained pursuant to Section 125 or 401(k) of the Internal Revenue Code of 1986, as amended.

                                          "Board" means the Board of Directors
of the Company.

                                          "Cause" means (i) an employee's
conviction of a felony or the entering by an employee of a plea of nolo contendere to a felony charge, (ii) an employee's gross negligence, dishonesty, willful malfeasance or gross misconduct in connection with his employment by the Company or its subsidiaries, (iii) an employee's willful engagement in any activity competitive with the business of the Company as to which the Company has notified the employee in writing and the employee has not ceased (other than for reasons beyond the control of the employee) within five business days following such notice his or her participation in such activity, (iv) an employee's willful and wrongful disclosure of confidential information of the Company or its subsidiaries or (v) an employee's failure to follow reasonable directions or instructions of a more senior officer which are consistent with the employee's position and responsibilities as of the date of his or her initial participation in the Program (as such position and responsibilities may be changed from time to time with the prior consent of the employee), and such failure shall have continued (other than for reasons beyond the control of the employee) for a period of three business days after receipt of written notice thereof from the Company.

                                          "Change in Control" means the
happening of any of the following:

  (i) Upon the acquisition by any person, entity or "group", within the meaning of Section 13(d) or 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act"), other than the Company, its majority owned subsidiaries or any employee benefit plan of the Company or its subsidiaries, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 35% or more of either the then outstanding shares of stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors;

    (ii) If individuals who constitute the Board as of the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with the actual or threatened election contest relating to the election of the Directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board;


   (iii) Upon the consummation of (A) any merger or consolidation, in each case, with respect to which persons who were shareholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company or (B) the sale of all or substantially all of the assets of the Company;

                                    (iv)  If for any reason the individual who
                                          serves as the Company's Chief
                                          Executive Officer as of the date
                                          hereof ceases to serve in such
                                          capacity or the duties and
                                          responsibilities (including, without
                                          limitation, direct reports) of such
                                          individual are modified or reduced
                                          in any substantial respect; or

                                     (v)  If an order of the Bankruptcy Court
                                          is entered by the clerk of the
                                          Bankruptcy Court confirming the
                                          Company's Plan of Reorganization.

                                          "Company" means Forstmann & Company,
Inc.

                                          "Confirmation Date" means the date
on which the clerk of the Bankruptcy Court enters the order of the Bankruptcy Court confirming the Company's Plan of Reorganization.

                                          "Designated Employee" means an
employee of the Company listed in Tier I or II on Schedule A hereto on the date of such employee's termination of employment with the Company.

                                          "Effective Date" means the date on
which the Company's Plan of Reorganization becomes effective.

                                          "Participant" means an employee of
the Company listed on Schedule A attached hereto. Notwithstanding anything else herein to the contrary, only Designated Employees shall be eligible to receive Termination Awards.

                                          "Program" means the Forstmann &
Company, Inc. Incentive Compensation and Retention Program.

                                    2.2.  Gender and Number.  Except when
otherwise indicated by the context, words in the masculine gender used in the Program shall include the feminine gender, the singular shall include the plural, and the plural shall include the singular.


                         Section 3.  Types of Awards.

                                          Participants in the Program shall be
eligible for two types of payments under the Program: a Confirmation Bonus and a Discretionary Bonus. In addition, Participants who are Designated Employees shall be eligible for a Termination Award under the Program. These three types of awards are described below.


                                    3.1.  Confirmation Bonus.

                                          (a)   Eligibility.  Those employees
eligible to receive a Confirmation Bonus are listed on Schedule A attached hereto. Each such employee has been assigned to Tier I, II or III. The maximum level of Confirmation Bonus for each Tier is as follows:

                                          Tier I            $50,000
                                          Tier II           $30,000
                                          Tier III          $20,000

                                          (b)   Bonus Pool.  The aggregate
amounts payable to Participants as Confirmation Bonuses shall be determined by the size of the Bonus Pool. The size of the Bonus Pool shall be determined by the Company in its sole and absolute discretion. In no event, however, shall the Bonus Pool exceed $990,000.

                                          (c)   Bonus Levels.  If the maximum
Bonus Pool of $990,000 is awarded, each Participant will receive the target level Confirmation Bonus specified next to his or her name on Schedule A. If a Bonus Pool of less than the maximum is achieved, the Confirmation Bonus payable to each Participant shall be reduced prorata. For example, if the Bonus Pool is $495,000 (or 50% of the maximum Bonus Pool of $990,000) then each Participant who would receive a Confirmation Bonus equal to 50% of the target level Confirmation Bonus specified next to his or her name on Schedule A.

                                          (d)   Payment Dates.  The
Confirmation Bonus payable to a Participant hereunder shall be paid in two installments, 50% one month after the Effective Date and 50% six months after the Effective Date. Only Participants in the Company's employ on such dates or whose employment was terminated by the Company subsequent to the Confirmation Date for any reason other than Cause or whose employment was terminated subsequent to the Confirmation Date as a result of the employee's death or disability will be eligible to receive payment.

                                    3.2.  Discretionary Bonus.  In addition to
any Confirmation Bonus payable hereunder, the Company's Chief Executive Officer may award an additional Discretionary Bonus to any Participant included in Tier I, II, III or IV (see Schedule A). The total of the Discretionary Bonuses available to be awarded shall not exceed $510,000 (plus any portion of the Confirmation Bonus Pool not paid to Participants as a result of the ineligibility of one or more Participants pursuant to Section 3.1(d)). The Company's Chief Executive Officer shall award Discretionary Bonuses hereunder based upon the individual performance of a Participant, and shall consult with the Board in connection therewith. No Participant shall be entitled to any Discretionary Bonus as a matter of right; such Discretionary Bonus shall be awarded at the complete discretion of the Company's Chief Executive Officer after consultation as aforesaid. Award and payment of any Discretionary Bonus shall be made in the same manner and at the same time as the Confirmation Bonuses.

                                    3.3   Termination Awards.
                                          (a)   Eligibility.  Those Designated
Employees whose employment with the Company is terminated by the Company without Cause after a Change in Control shall be eligible to receive a Termination Award and shall be Participants for purposes of this Section 3.3.

                                          (b)   Amount of Award.  A
Participant shall receive a Termination Award equal to one and a half times his Base Salary. Payment of such Termination Award shall be in lieu of any severance payment under any other plan or program maintained by the Company (including, without limitation, the Severance Plan for Salaried Employees of Forstmann & Company, Inc.) and shall be in complete satisfaction of the Company's obligation to the Participant. Any Participant eligible to receive a Termination Award must explicitly waive any right to such severance payments as a condition to receipt of the Award. In addition, such Termination Award shall be reduced by the amount of any other payment received by the Participant in respect of the termination of his or her employment pursuant to any employment contract between the Company and the Participant or otherwise.

                                          (c)   Payment Date.  A Participant's
Termination Award shall be paid to such Participant no later than three business days following the date of his termination with the Company.

                                          (d)   Duration.  Designated
Employees shall be eligible for Termination Awards until the second anniversary of the Confirmation Date.


                        Section 4.  General Provisions.

                                    4.1.  Administration.

                                          The administration of the Program
shall be supervised by the Administrator. The Administrator may delegate responsibility for the day to day administration of the Program to such employees of the Company as it shall designate from time to time.

                                          The Administrator shall interpret
and construe any and all provisions of the Program and any determination made by the Administrator under the Program shall be final and conclusive. Neither the Board nor the Administrator, nor any member of the Board, nor any employee of the Company shall be liable for any act, omission, interpretation, construction or determination made in connection with the Program (other than acts of willful misconduct) and the members of the Board and the Administrator and the employees of the Company shall be entitled to indemnification and reimbursement by the Company to the maximum extent permitted at law in respect of any claim, loss, damage or expense (including counsel's fees) arising from their acts, omissions and conduct in their official capacity with respect to the Program (other than acts of willful misconduct).


                                    4.2.  Amendment and Termination.

                                          The Board may at any time amend,
suspend, discontinue or terminate the Program; provided, however, that no such amendment, suspension, discontinuance or termination shall adversely affect the rights of any employee to the Confirmation Bonus or Termination Award described herein. In the event of a change in the Federal or estate tax laws, regulations or rulings affecting the continued appropriateness of deferred awards under the Program, the Board may, in its sole discretion, accelerate the rate of payment or distribution of any amounts payable to any Participant.


                                    4.3.  Designation of Beneficiary.

                                          Each Participant entitled to
payments hereunder may designate a beneficiary or beneficiaries (which beneficiary may be an entity other than a natural person) to receive any payments to be made following the Participant's death. Such designation may be changed or cancelled at any time without the consent of any such beneficiary. Any such designation, change or cancellation must be made on a form provided for that purpose by the Administrator and shall not be effective until received by the Administrator. If no beneficiary has been named, or the designated beneficiary or beneficiaries shall have predeceased the Partici-pant, the beneficiary shall be the Participant's spouse or, if no such spouse shall survive the Participant, the Participant's estate. If a Participant designates more than one beneficiary, payments to such beneficiaries shall be made in equal shares, unless the Participant has designated another allocation of such payments.


                                    4.4.  Miscellaneous.

                                          (a)  No Right of Continued
Employment. Nothing in this Program shall be construed as conferring upon any employee any right to continue in the employment of the Company or any of its subsidiaries or affiliates.

                                          (b)  No Claim to Particular Assets.
The obligations of the Company under this Program shall not be construed as giving any employee, his beneficiaries or any other person any equity or other interest of any kind in the assets of the Company or any of its subsidiaries or affiliates or creating a trust or fiduciary relationship between the Company and any other such person. As to any claim for payment under the Program, an employee, his beneficiaries and any other person having a claim for payment shall be an unsecured creditor of the Company.

                                          (c)  No Limitation on Corporate
Actions.
Nothing contained in the Program shall be construed to prevent the Company or any subsidiary or affiliate from taking any corporate action which is deemed by it to be appropriate or in its best interest, whether or not such action would have an adverse effect on the Program or any awards made under the Program. No employee, beneficiary or other person shall have any claim against the Company or any of its subsidiaries or affiliates as a result of any such action.

                                          (d)  Nonalienation of Benefits.  No
employee or his beneficiaries shall have the power or right to transfer, anticipate, or otherwise encumber the employee's interest in the Program in advance of the time such interest is payable hereunder. The Company's obligations under this Program are not assignable or transferable except to a corporation which acquires all or substantially all of the Company's assets of the Company or any corporation into which the Company may be merged or consolidated. The provisions of the Program shall inure to the benefit of each employee and his beneficiaries, heirs, executors, administrators or successors in interest.

                                          (e)  Withholding.  Any amount paid
to an employee or his beneficiary under this Program shall be made net of any applicable Federal, state and local income and employment taxes and any other amounts that the employee's employer is required at law to deduct and withhold from such payment.

                                          (f)  Severability.  If any provision
of this Program (other than the second, third and fourth sentences of Section 3.3(b)) is held unenforceable, the remainder of the Program shall continue in full force and effect without regard to such unenforceable provision and shall be applied as though the unenforceable provision were not contained in the Program.

                                          (g)  Governing Law.  The Program
shall be construed in accordance with and governed by the laws of the State of Georgia, without reference to the principles of conflict of laws.

                                          (h)  Headings.  Headings are
inserted in this Program for convenience of reference only and are to be ignored in a construction of the provisions of the Program.

                                          (i)  Letter Agreement.  The Program
shall be implemented and administered in a manner consistent with the terms of the Letter, dated October 24, 1996, from Richard F. Hahn to Fred S. Hodara, a copy of which is attached hereto as Exhibit A.

                                           FORSTMANN & COMPANY, INC.

                                           By:/s/ Robert N. Dangremond
                                              ------------------------



Witness:/s/ Linda Filippone
        -------------------
                                                              Exhibit 10.10(m)

                                                             December 20, 1996

Mr. Robert N. Dangremond
Jay Alix & Associates
575 Fifth Avenue
21st Floor
New York, New York  10017

                      Second Amendment to Agreement for
                         Financial Consulting Services

Dear Mr. Dangremond:

                This letter amends the Agreement for Financial Consulting Services, dated July 31, 1995, between Forstmann & Company, Inc. and Jay Alix & Associates, as amended by the Letter, dated August 18, 1995.

                The second paragraph of page 4 of the Agreement is hereby amended by deleting the paragraph in its entirety and inserting the following:

                In addition to the fees set forth above, upon the occurrence of the effective date of any plan of reorganization in the Company's Chapter 11 case currently pending before the Bankruptcy Court for the Southern District of New York, JA&A will be entitled to receive a performance fee equal to the sum of (a) $400,000 in cash, plus (b) cash, securities or other property in the amount and of the type that would be received pursuant to such plan of reorganization by a person holding an unsecured claim against the Company allowed in the amount of $600,000. The cash payment due under clause (a) of the first sentence of this paragraph shall be paid in two equal installments on the effective date of such plan of reorganization and on the date which is six months after such effective date. The cash, securities or other property due under clause (b) of the first sentence of this paragraph shall be paid on such effective date.

                This letter shall not become effective until it has been approved by the Bankruptcy Court.

                If these terms meet with your approval, please sign and return the enclosed copy of this letter.


                                        Sincerely yours

                                        FORSTMANN & COMPANY, INC.
                                        /s/ F. Peter Libassi
                                        F. Peter Libassi
                                        Chairman of the Board

ACKNOWLEGED AND AGREED TO:

JAY ALIX & ASSOCIATES


By:/s/ Robert N. Dangremond
   ------------------------
    Robert N. Dangremond










                                                              Exhibit 11.1

                           Forstmann & Company, Inc.
                       Computation of Per Share Earnings





                                                                Fifty-Three
                                                                Weeks Ended
                                                              November 3, 1996
                                                              ----------------


Loss applicable to common shareholders                           $ (17,844,000)
                                                                 =============

Average common shares and common share
  equivalents outstanding:

      Average common shares outstanding                              5,618,799

      Add average common share equivalents -
        options to purchase common shares, net                            -

Average common shares and common share
  equivalents outstanding                                            5,618,799

Loss per common share and common
  share equivalent                                                 $     (3.18)
                                                                   ===========

NOTE: The information provided in this exhibit is presented in accordance with Regulation S-K, Item 601(b)(11), while loss per common share on the Company's statements of operations is presented in accordance with Accounting Principles Board ("APB") Opinion No. 15. This information is not required by Footnote 2 to paragraph 14 of APB Opinion No. 15 as there is no dilution.



                                                             EXHIBIT 23.1




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-38520 of Forstmann & Company, Inc. (Debtor-in-Possession) on Form S-8 of our report dated December 20, 1996 (which express an unqualified opinion and includes explanatory paragraphs relating to bankruptcy matters and uncertainties as to the Company's ability to continue as a going concern), appearing in this Annual Report on Form 10-K of Forstmann & Company, Inc. (Debtor-in-Possession) for the year ended November 3, 1996.




/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Atlanta, Georgia
January 30, 1997



























                                                   Exhibit 27.