Form 10-Q
period 1996-11-04
FORSTMANN & CO INC
filed 1997-03-18
CIK 798246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 1997
                               ----------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________

Commission File Number: 1-9474

                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         GEORGIA                           58-1651326
            -------------------------------            -------------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)             Identification No.)

    1155 Avenue of the Americas; New York, New York        10036
    -----------------------------------------------       --------
     (Address of principal executive offices)            (Zip Code)

  (Registrant's telephone number, including area code)     (212) 642-6900
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X   Yes            No
                                     -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 5,618,799 shares of common stock, $.001 par value, outstanding as of March 17, 1997.

Total number of pages: 23 pages.




PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                   CONDENSED STATEMENTS OF OPERATIONS FOR THE
           THIRTEEN WEEKS ENDED FEBRUARY 2, 1997 AND JANUARY 28, 1996
                                   (unaudited)
                                                 February 2,       January 28,
                                                    1997              1996
                                                    ----              ----
Net sales                                      $31,218,000       $33,306,000

Cost of goods sold                              28,375,000        32,323,000
                                               ------------      -----------

Gross profit                                     2,843,000           983,000

Selling, general and administrative expenses     4,254,000         4,589,000

Provision for uncollectible accounts               171,000           266,000
                                               -----------       -----------
Operating loss                                  (1,582,000)       (3,872,000)

Interest expense (contractual interest of
  $3,737,000 for 1997 and
  $4,496,000 for 1996)                           1,585,000         2,408,000
                                               -----------       -----------

Loss before reorganization items and
  income taxes                                  (3,167,000)       (6,280,000)

Reorganization items                             4,151,000         2,859,000
                                               -----------       -----------

Loss before income taxes                        (7,318,000)       (9,139,000)

Income tax benefit                                    -                 -
                                               -----------       -----------

Net loss                                        (7,318,000)       (9,139,000)

Preferred stock in-kind dividends and
  accretion to redemption value                       -                 -
                                               -----------       -----------

Loss applicable to common shareholders         $(7,318,000)      $(9,139,000)
                                               ===========       ===========

Per share and share information:
  Loss per common share                        $     (1.30)      $     (1.63)
                                               ===========       ===========

  Weighted average common shares outstanding     5,618,799         5,618,799
                                               ===========       ===========

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                            CONDENSED BALANCE SHEETS
                      FEBRUARY 2, 1997 AND NOVEMBER 3, 1996
                                   (unaudited)
                                               February 2,       November 3,
                                                  1997              1996
                                                   ----             ----
ASSETS

Current Assets:

  Cash                                        $     48,000      $     48,000
  Accounts receivable, net of allowance of
    $4,372,000 and $4,205,000                   25,755,000        35,890,000
  Inventories                                   54,674,000        44,646,000
  Current deferred tax assets                         -                 -
  Other current assets                             171,000           224,000
  Property, plant and equipment
    held for sale                                2,372,000         1,250,000
                                               -----------      ------------

    Total current assets                        83,020,000        82,058,000

Property, plant and equipment, net              58,889,000        65,664,000
Other assets                                     2,192,000         2,207,000
                                              ------------      ------------
    Total                                     $144,101,000      $149,929,000
                                              ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

  Current maturities of long-term debt       $  49,901,000     $  48,389,000
  Accounts payable                               2,566,000         2,173,000
  Accrued liabilities                           13,820,000        13,399,000
                                              ------------     -------------

    Total current liabilities                   66,287,000        63,961,000

Long-term debt                                   3,408,000         4,010,000

Deferred tax liabilities                              -                 -
                                              ------------     -------------

Total liabilities not subject to compromise     69,695,000        67,971,000

Liabilities subject to compromise               88,397,000        88,631,000

Redeemable preferred stock subject to
  compromise                                     2,655,000         2,655,000

Shareholders' Deficit:
  Common stock                                       5,619             5,619
  Additional paid-in capital                    26,564,381        26,564,381
  Excess of additional pension liability
    over unrecognized prior service cost        (1,107,000)       (1,107,000)
  Retained deficit since November 2, 1992      (42,109,000)      (34,791,000)
                                              -------------    -------------

    Total shareholders' deficit                (16,646,000)       (9,328,000)
                                              -------------    -------------

    Total                                     $144,101,000      $149,929,000
                                              ============     =============

See notes to financial statements.

                                 FORSTMANN & COMPANY, INC.
                                  (DEBTOR-IN-POSSESSION)
                        CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                THIRTEEN WEEKS ENDED FEBRUARY 2, 1997 AND JANUARY 28, 1996
                                        (unaudited)
                                                    February 2,    January 28,
                                                        1997          1996
                                                        ----          ----
Net loss                                             $(7,318,000)   $(9,139,000)
                                                     -----------    -----------
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation and amortization                      3,112,000      3,041,000
    Write-off of Carpini licensing fees                     -            27,000
    Income taxes refunded, net                              -            21,000
    Provision for uncollectible accounts                 171,000        266,000
    Increase (decrease) in market reserves              (952,000)      (361,000)
    Loss from disposal, abandonment and
      impairment of machinery and equipment
      and other assets                                 3,039,000        254,000
    Changes in current assets and current
      liabilities:
        Accounts receivable                            9,964,000     12,205,000
        Inventories                                   (9,076,000)    (2,874,000)
        Other current assets                              53,000        210,000
        Accounts payable                                 403,000        348,000
        Accrued liabilities                             (179,000)     2,340,000
        Accrued interest payable                         600,000        924,000
    Operating liabilities subject to compromise         (234,000)      (800,000)
                                                   -------------  -------------

  Total adjustments                                    6,901,000     15,601,000
                                                   -------------   ------------

    Net cash provided (used) by operations              (417,000)     6,462,000
                                                   -------------  -------------

Cash flows used in investing activities:
  Capital expenditures                                  (176,000)      (203,000)
  Investment in computer information systems            (105,000)      (167,000)
  Net proceeds from disposal of machinery
    and equipment                                          1,000          1,000
                                                   -------------  -------------

    Net cash used by investing activities               (280,000)      (369,000)
                                                   -------------  -------------

Cash flows from financing activities:
  Net borrowings under the DIP Facility                1,193,000     33,250,000
  Net repayments under the GE Capital Facility              -       (38,626,000)
  Repayment of CIT Equipment Facility and
    other financing arrangements                        (283,000)      (718,000)
  Deferred financing costs                              (213,000)        (2,000)
                                                   -------------   ------------
    Net cash (used) provided by financing activities     697,000     (6,096,000)
                                                   -------------   ------------

Net decrease in cash                                        -            (3,000)

Cash at beginning of period                               48,000         52,000
                                                   -------------    ------------

Cash at end of period                              $      48,000   $     49,000
                                                   =============    ============


Supplemental disclosure of cash flow information relating to the Chapter 11 proceeding:

   Cash paid during the period for professional
     fees for services rendered                    $     928,000   $    374,000
                                                   =============   ============
   Cash paid during the period relating to the
     rejection and amendments of executory
     contracts                                     $        -      $    744,000
                                                   =============   ============

   Cash paid during the period for other items     $     238,000   $     29,000
                                                   =============   ============

See notes to financial statements.

                                 FORSTMANN & COMPANY, INC.
                                  (DEBTOR-IN-POSSESSION)
                  CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                       FOR THE THIRTEEN WEEKS ENDED FEBRUARY 2, 1997
                                        (unaudited)





                                                      Pension
                                      Additional     Liability                   Total
                            Common     Paid-In      Over Prior     Retained   Shareholders'
                            Stock      Capital     Service Cost     Deficit      Deficit
                            -----     -------     -----------   -----------    -------
Balance, November 3, 1996   $5,619   $26,564,381  $(1,107,000) $(34,791,000) $ (9,328,000)

Loss applicable to
  common shareholders         -             -            -       (7,318,000)   (7,318,000)
                            ------ ------------  -----------  ------------  ------------

Balance, February 2, 1997   $5,619   $26,564,381  $(1,107,000) $(42,109,000) $(16,646,000)
                            ====== ============  ===========  ============  ============



See notes to financial statements.




                           FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                         NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 2, 1997
                                  (unaudited)


1. Forstmann & Company, Inc. ("the Company") is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard tables, sports caps and school uniforms. One of the Company's customers accounted for approximately 22% of the Company's revenues for the thirteen weeks ended February 2, 1997 and 17% of gross accounts receivable at February 2, 1997. No other customer represented more than 8% of revenues or 4% of gross accounts receivable. A majority (50.4%) of the Company's common stock is owned by Odyssey Partners, L.P.

    As described more thoroughly in Note 1 to the Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 1996 (the "1996 Form 10-K"), as a result of the continued decline in the Company's results of operations throughout fiscal year 1995, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The decline in the Company's results of operations during fiscal year 1995 was principally due to rising wool costs, sluggishness of retail apparel sales and a significant decline in women s outerwear sales, which were partially offset by the higher volume in sales of fabrics yielding lower profit margins. This was further compounded by the Company's high debt leverage and resulted in the Company being unable to meet all of its principal and interest payments when such became due.

    Although the rise in wool costs subsequently stabilized, the continued sluggishness of retail apparel sales, as well as the continued economic downturn in the apparel industry further strained the Company's operating results during fiscal year 1996. Recently such underlying market conditions, particularly in men's wear and women's outerwear, have somewhat stabilized. However, management expects that competition from domestic sources and imports will increase during fiscal year 1997. In response to these factors, management of the Company has instituted a business plan that focuses on significantly reducing product offerings; tightening management of inventory levels; enhancing cost controls; and reducing capital expenditures. All of these management actions are designed to improve the Company's cash flows from operations and in total. The Company successfully improved performance during fiscal year 1996 in each of these areas and is continuing to refine its strategies in response to evolving circumstances.

    Further, in the fourth quarter of fiscal year 1996, management began efforts to negotiate and document a plan of reorganization pursuant to which the Company will emerge from bankruptcy. The Company currently anticipates that such a plan of reorganization can be confirmed and consummated in the first half of calendar year 1997. However, there can be no assurance that the Company will confirm and consummate a plan of reorganization in such time frame or at all. The Financial Statements, as of February 2, 1997, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    Under Chapter 11, absent authorization of the Bankruptcy Court, efforts to collect on claims against the Company arising prior to the Bankruptcy Filing are stayed while the Company continues business operations as a debtor-in-possession. Unsecured claims against the Company in existence prior to the Bankruptcy Filing are reflected as "Liabilities Subject to
    Compromise" (see Note 8 to the Financial Statements).   Additional claims
    (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from the rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). A successful plan of reorganization may require the compromise of certain liabilities (including Secured Claims) that, as of February 2, 1997, are not classified as "Liabilities Subject to Compromise". The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. As of February 2, 1997, the Company estimates that the amount of Liabilities Subject to Compromise approximates
    $88.4 million which primarily included unsecured trade accounts payable and Subordinated Notes, including interest thereon through the date of the Bankruptcy Filing (see Note 8 to the Financial Statements). Parties holding Secured Claims have the right to move the court for relief from the stay, which relief may be granted upon satisfaction of certain statutory requirements. Secured Claims are collateralized by substantially all of the assets of the Company, including, accounts receivable, inventories and property, plant and equipment.

    Resolution of the Company's liquidity and debt leverage problems will most likely involve a conversion of certain existing indebtedness to equity. This resolution might result in an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Such ownership change will limit the Company's ability to utilize its net operating loss and certain other carry forward tax credits.

    As a plan of reorganization is developed, the Company may conclude that additional market reserves and write downs of equipment and other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the development and implementation of a plan of reorganization that are not reflected in the Financial Statements as of February 2, 1997. Any additional asset impairments or restructuring costs directly related to reorganization proceedings will be reflected as reorganization items in the Company's financial statements in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a restructuring liability. See Note 9 to the Financial Statements for a description of reorganization items recognized during the thirteen-week period ended February 2, 1997.

    The condensed Financial Statements presented herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accompanying Financial Statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceeding, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Financial Statements as of February 2, 1997. Further, a plan of reorganization could materially change the amounts currently recorded in the Financial Statements. The Financial Statements do not give effect to all adjustments to the carrying value of the assets, or amounts and reclassification of liabilities that might be necessary as a result of the bankruptcy proceeding. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations and ability to generate sufficient cash from operations and financing sources to meet obligations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information have been made. These Financial Statements should be read in conjunction with the Financial Statements and related notes contained in the Company's 1996 Form 10-K, to which reference is made. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. Because of the seasonal nature of the Company's business, the results for the interim periods presented are not indicative of the results for a full fiscal year.

    At the Company's request, the Bankruptcy Court established June 28, 1996 as the deadline for creditors to file all pre-petition claims against the Company (the "Bar Date"). On or before May 14, 1996, notices were mailed to all known or potential creditors of the Company advising them that claims against the Company must be submitted by the Bar Date. Subject to limited exceptions, creditors who were required to file claims but failed to meet the deadline are forever barred from voting upon or receiving distributions under any plan of reorganization. Since the Bar Date, the Company has been reviewing and reconciling the creditors proofs of claims that were filed by the creditors. As a result of the reconciliation process, the Company has filed three Omnibus Objections with the Bankruptcy Court objecting to certain claims filed against the Company. As a result of the first two Omnibus Objections, numerous claims have been expunged, reclassified or reduced. The third Omnibus Objection is scheduled for hearing by the Bankruptcy Court on March 19, 1997. Differences that cannot be resolved by negotiated agreements between the Company and the claimant will be resolved by the Bankruptcy Court.


2. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):

                                                   February 2,    November 3,
                                                      1997           1996
                                                      ----            ----
             Raw materials and supplies              $ 8,634        $ 7,406
             Work-in-process                          36,386         32,007
             Finished products                        15,064         11,595
             Less market reserves                     (5,410)        (6,362)
                                                     -------        -------
             Total                                    54,674         44,646
             Difference between LIFO
               carrying value and current
               replacement cost                        3,777          3,936
                                                     -------        -------
             Current replacement cost                $58,451        $48,582
                                                     =======        =======

    During the thirteen weeks ended February 2, 1997, the Company sold certain yarn inventory which had been previously identified as surplus or obsolete for its net carrying value which was $0.5 million below its gross inventory value. This transaction resulted in a release of yarn inventory market reserves of $0.5 million and did not give rise to any loss during the thirteen weeks ended February 2, 1997.


3.  Other assets consist of (in thousands):

                                                    February 2,    November 3,
                                                        1997           1996
                                                        ----           ----
             Computer information systems,
               net of accumulated amortization
               of $2,347 and $2,270                   $1,203         $1,174
             Deferred financing costs, net of
               amortization of $2,119 and
               $1,874                                    646            679
             Other, including $235 and $246 of
               net barter credits                        343            354
                                                      ------         ------
             Total                                    $2,192         $2,207
                                                      ======         ======
4.  Accrued liabilities consist of (in thousands):

                                                    February 2,    November 3,
                                                        1997           1996
                                                        ----           ----
             Salaries, wages and related
               payroll taxes                         $ 1,086        $   987
             Incentive compensation                    1,984          1,289
             Vacation and holiday                      1,702          1,616
             Employee benefits plans                     572            617
             Interest on long-term debt                3,488          2,888
             Medical insurance premiums                1,118          1,330
             Professional Fees                         2,226          2,346
             Environmental remediation                   327            339
             Other                                     1,317          1,987
                                                     -------        -------
             Total                                   $13,820        $13,399
                                                     =======        =======


5.  Long-term debt consists of (in thousands):
                                                    February 2,    November 3,
                                                        1997           1996
                                                       ----           ----
             GE Capital DIP Facility                $ 17,210       $ 16,017
             Senior Secured Notes                     26,909         26,909
             Subordinated Notes                       56,632         56,632
             Equipment Facilities                      5,921          6,136
             Capital lease obligations                 3,269          3,337
                                                    --------       --------
             Total debt                              109,941        109,031
             Current portion of long-term debt       (49,901)       (48,389)
             Subordinated Notes included in
               liabilities subject to compromise     (56,632)       (56,632)
                                                    --------       --------
             Total long-term debt                   $  3,408       $  4,010
                                                    ========       ========


    The Company was in default of substantially all of its debt agreements at February 2, 1997 other than the DIP Facility, hereinafter defined. All outstanding unsecured debt of the Company has been presented in these Financial Statements as "Liabilities Subject to Compromise". The Company has obtained debtor-in-possession (DIP) financing from General Electric Capital Corporation ("GE Capital") under a revolving facility which was approved by the Bankruptcy Court (the "DIP Facility"). The DIP Facility provides up to $85 million in financing (which includes a $10.0 million letter of credit facility) under a borrowing base formula and expires on October 31, 1997.

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

    At February 2, 1997, the Company's loan availability as defined in the DIP Facility, in excess of outstanding advances and letters of credit, was approximately $15.5 million.

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

    Reference is made to Note 7 to the Company's annual Financial Statements in the 1996 Form 10-K for a discussion regarding the Company's Senior Secured Notes. The Company agreed to remit to holders of the Company's Senior Secured Notes $600,000 on March 21, 1996 and, commencing in April 1996, $100,000 at the end of each month through October 31, 1996. Such payments represent "adequate protection" payments, as defined by the Bankruptcy Code, for the use of the collateral securing the Senior Secured Notes.
    In connection with such agreement, the Company also agreed to pay up to $240,000 in appraisal fees and expenses and legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The agreement was amended to provide "adequate protection" payments in the amount of $125,000 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the bankruptcy case or (ii)
    October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $85,000 in legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The Company has applied adequate protection payments made as of February 2, 1997 to accrued interest. However, final application as to principal and interest of the adequate protection payments, including appraisal fees and expenses and legal fees and expenses, is to be subsequently determined pursuant to the Bankruptcy Code.

    As discussed in Note 7 to the Financial Statements in the 1996 Form 10-K, the Company is a party to a loan and security agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") which provided financing for the acquisition of, and to refinance borrowings incurred to acquire various textile machinery and equipment. The Company agreed to provide "adequate protection" payments to CIT in connection with the CIT Equipment Facility. The agreement required the Company to remit monthly payments in arrears in the amount of $95,000 at the end of each month commencing March 31, 1996 through October 31, 1996. The Company also agreed to pay $81,000 in legal fees and disbursements incurred by CIT. The agreement was amended to provide "adequate protection" payments in the amount of $118,750 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the bankruptcy case or (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $48,000 in legal fees and expenses incurred by CIT. The Company has applied adequate protection payments made as of February 2, 1997 first to accrued interest and secondly to outstanding principal. However, final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code.

    As discussed in Note 7 to the Financial Statements in the 1996 Form 10-K, the Company is a party to an equipment lease agreement ("Sanwa Capital Lease") with Sanwa General Equipment Leasing ("Sanwa") which provided financing for the acquisition of various textile machinery and equipment. Sanwa subsequently assigned its rights to the Sanwa Capital Lease to The Provident Bank ("Provident"). The Company agreed to provide "adequate protection" payments to Provident in connection with the Sanwa Capital Lease. The agreement requires the Company to remit monthly payments in arrears in the amount of $20,000 at the end of each month commencing March 31, 1996 through October 31, 1997. The Company has applied adequate protection payments made as of February 2, 1997 to outstanding principal. The Company is no longer accruing interest on the Sanwa Capital Lease as the Company currently estimates that the equipment value securing the lease obligation is not sufficient to cover the principal and interest portions of scheduled payments on the Sanwa Capital Lease. Final application as to principal and interest of the adequate protection payments is to be subsequently determined pursuant to the Bankruptcy Code.

6. Per share and share information for the thirteen weeks ended February 2, 1997 and January 28, 1996 are based upon actual loss applicable to common shareholders and the weighted average shares outstanding during the periods.


7. As discussed in Note 12 to the Financial Statements in the 1996 Form 10-K, the Company has accrued certain estimated costs for environmental matters.

    On December 29, 1995, the Environmental Protection Division of the Georgia Department of Natural Resources (the EPD ) issued separate administrative orders to the Company and J. P. Stevens & Co., Inc. ( J.P. Stevens ) (previous owner and operator of the Company's Dublin facility), which related to three sites at the Company's Dublin facility, one related to TCE, one related to 1, 1-DCA and another related to the Burn Area.

    With respect to the TCE and 1, 1-DCA sites, the orders required the Company and J.P. Stevens to submit a compliance status report ( CSR ) and compliance status certification to the EPD that included, among other things, a description of the release, including its nature and extent, and suspected or known source, quantity and date of the release. After on-going discussions between the EPD and the Company, the Company submitted the CSR and compliance status certification for the TCE and 1, 1-DCA sites. On February 10, 1997, the Company received a response from the EPD to the Company's CSR that, among other things, asserted the EPD s position that the Company is not in compliance with a Type 4 risk reduction standard. A meeting took place on February 25, 1997 among the Director and EPD staff members and representatives of the Company to try to resolve the remaining issues between the Company and the EPD. Based on these discussions, the Company is currently evaluating its alternatives and is attempting to document with the EPD those understandings that the Company believes were reached at the meeting.

    The orders relating to the Burn Area required both the Company and J.P. Stevens to submit a CSR and compliance status certification by April 11, 1996. Throughout fiscal year 1996, the Company, J. P. Stevens and the EPD had on-going discussions. On December 12, 1996, J. P. Stevens and the EPD entered into a Consent Order which obligates J.P. Stevens to prepare and submit to the EPD a CSR for the Burn Area within 180 days of the effective date of the Consent Order. Among other things, the Consent Order provides for the imposition of stipulated daily penalties in the event J. P. Stevens does not comply with the terms of the Consent Order. Furthermore, the Consent Order provides that in the event the Company does not perform any action or work required by the EPD for the TCE or 1, 1-DCA sites, the EPD may direct J.P. Stevens to take such action or work. In consideration for these commitments, and so long as J. P. Stevens is in compliance with the Consent Order, the EPD agreed that J.P. Stevens would not be subject to penalties or to an enforcement action for violations of the administrative order issued on December 29, 1995. The EPD has offered a similar Consent Order to the Company. However, since the Company has already submitted the CSR for the TCE and 1, 1-DCA sites, the Company does not believe it to be appropriate to enter into a Consent Order at this time.

    Further, during fiscal year 1996, the Company and J.P. Stevens negotiated an allocation of the work required under the administrative orders relating to the three sites. Under the terms of the agreement, J. P. Stevens will prepare and bear the costs of preparing the CSR for the Burn Area site and the Company will prepare and bear the costs of preparing the CSR for the TCE and 1,1-DCA sites. The agreement, which was approved by the Bankruptcy Court and was subsequently revised to include the provision that each party will waive the right provided in the agreement to attend the other party's meetings, if any, with the EPD, was signed by J.P. Stevens and the Company in January 1997. J. P. Stevens has begun the investigation of the Burn Area.

    In January 1997, the Company was notified by a potential buyer of the Company's Tifton facility that soil and groundwater samples had been obtained from the Tifton facility. Based on the results of tests conducted by an environmental consultant engaged by the potential buyer, the Company was informed that certain contaminants were present in the vicinity of a septic tank at the Tifton facility. Subsequently, through sampling and testing performed by the Company's environmental consultants, the Company confirmed the presence of contaminants in groundwater samples taken in the vicinity of the septic tank. On February 28, 1997, the Company notified the EPD of such findings. Currently, the Company is further investigating the nature and extent of the contamination. On February 28, 1997, the Company and the potential buyer of the Tifton facility entered into an extension of the Contract of Sale to provide for a closing on or before April 30, 1997. Further, the tenant of the Tifton facility (see Note 9 to the Financial Statements) agreed to share up to $50,000 of the cost of investigating the nature and extent of the contamination.

    At February 2, 1997, the Company had $0.3 million accrued for costs to be incurred in connection with known environmental matters. The Company, subject to the resolution of the issues discussed at the meeting with the EPD relating to the TCE and 1, 1-DCA sites, the results of the J.P. Stevens investigation of the Burn Area and the results of the investigation of the Tifton site, believes the accrual for environmental costs at February 2, 1997 is adequate. The Company has also been informed by the EPD that the EPD may require demonstration of financial assurance upon the conclusion of the Company's Bankruptcy Filing. However, the EPD has not mentioned this issue for over one year, and the Company believes that the EPD may no longer be seeking it.

8.  Liabilities subject to compromise consists of (in thousands):

                                                   February 2,    November 3,
                                                     1997           1996
                                                     ----           ----
             Subordinated Notes, including
               accrued pre-petition interest         $60,330        $60,330
             Trade accounts payable                   22,390         22,591
             Priority tax claim                          293            293
             Accrued severance                         1,295          1,295
             Deferred rental and other
               lease obligations                       2,712          2,735
             Accrued additional pension liability
               in excess of accumulated benefit
               obligation                              1,170          1,170
             Other                                       207            217
                                                     -------        -------
             Total                                   $88,397        $88,631
                                                     =======        =======

9. In accordance with SOP 90-7, professional fees, asset impairments and restructuring charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during the thirteen-week periods ended February 2, 1997 and January 28, 1996 and consist of (in thousands):

                                                 February 2,    January 28,
                                                    1997           1996
                                                    ----           ----
             Professional fees                   $   977         $1,615
             Impairment of assets                  3,039             -
             Expense incurred due to
              the rejection and amendment
               of executory contracts                 -             909
             Default interest expense and
                professional fees associated with
                Senior Secured Notes                 177            200
             Other                                   (42)           135
                                                  ------         ------
             Total                                $4,151         $2,859
                                                  ======         ======

    In November 1996, the Company entered into a Contract of Sale with the Tift County Development Authority (the Development Authority ), providing for the sale of the Tifton facility for $1.25 million. The Contract of Sale provided for the transaction to close prior to the end of January 1997. As a result of delays in obtaining the financing necessary to consummate its purchase of the facility, the Development Authority requested that the closing of the transaction be delayed. Accordingly, the Company and the Development Authority entered into an agreement amending the Contract of Sale to provide for a closing on or before February 28, 1997. On February 28, 1997, the Contract of Sale was further amended to extend the closing to a date that is not later than April 30, 1997. The Company and the Development Authority are working to conclude the sale of the Tifton facility prior to this date. However, there can be no assurance that the sale will be consummated in this or any other timeframe.

    Also, on February 28, 1997, the Company entered into a lease and reimbursement agreement (the "Agreement"), which was approved by the Development Authority, providing for the lease of the Tifton facility to a third party (the "Tenant"). The Agreement provides for monthly rentals in the amount of $3,600 and expires on April 30, 1997. The Agreement further provides for reimbursement of investigation costs associated with environmental matters at the Tifton facility (see Note 7 to the Financial Statements) to the Company from the Tenant. Such reimbursement of investigation costs shall be at an amount that is the lesser of (i) $50,000 or (ii) one-half of the costs actually paid by the Company to investigate the nature and extent of soil or groundwater contamination at the Tifton facility. The Agreement also requires the Company to provide to the Tenant and the Development Authority all test results communicated to the Company verbally and all written information derived as a result of the investigation within (3) business days of the Company's receipt thereof.

    As of February 2, 1997, $4.2 million was included in construction in progress relating to certain unerected equipment located at the Tifton facility. Such equipment is not being sold in connection with the sale of the Tifton facility. The Company is currently negotiating the sale of such equipment and, based upon current negotiations, the Company anticipates a selling price for the related equipment that is $3.0 million below its current net book value. Accordingly, during the thirteen weeks ended February 2, 1997, the Company accrued the expected loss of $3.0 million associated with the sale of such equipment to reorganization expense.

Item 2.

                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
        MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1996
Form 10-K for a discussion of the Company s financial condition as of November 3, 1996, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1997 fiscal year.-

Forward Looking Statements
--------------------------

Certain statements contained in this Form 10-Q under Item 2. and certain statements contained elsewhere herein, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such statements may relate, among other things, to future economic performance of the Company, the plans and objectives of management for future operations, including plans or objectives relating to the products of the Company, and projections of revenues, income, income loss, earnings, and earnings loss per share, capital expenditures, capital structure or other financial terms, and assumptions relating to the foregoing. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward- looking statements. Those risks, uncertainties and other factors include those accompanying such forward-looking statements, the Company's Bankruptcy proceeding, demand for the Company's products, competition, the Company's production needs, wool market conditions, expenses associated with the Company s plan of reorganization, the ability of the Company to obtain adequate exit financing on favorable terms, the adequacy of the Company's current financing and any unexpected financing requirements, as well as other factors contained herein and in the Company's other securities filings.

Recent Events
-------------

As more thoroughly described in Note 1 to the Financial Statements contained in
Item 1. of this Form 10-Q, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the
 Bankruptcy Code ) with the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Filing ). During the fourth quarter of fiscal year 1996, management began efforts to negotiate and document a plan of reorganization pursuant to which the Company will emerge from bankruptcy. The Company currently anticipates that a plan of reorganization can be confirmed and consummated in the first half of calendar 1997. However, there can be no assurance that the Company will confirm and consummate a plan of reorganization in such time frame or at all.

Financial Condition and Liquidity
---------------------------------

The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for apparel manufacturers to produce apparel for retail sale during the fall and winter months. This results in a seasonal sales order and billing pattern which historically generates higher sales during the Company's second and third fiscal quarters compared to the Company's first and fourth fiscal quarters. This sales pattern places seasonal constraints on the Company's manufacturing operations which, during the first fiscal quarter, the Company has traditionally lessened by manufacturing certain components of inventory in advance of actual sales orders. Further, the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating") which permit payment 60 (sixty) days from July 1 for invoices billed in January through June encourages such coating fabric customers to place orders in advance of their actual need. This enables the Company to manufacture and bill certain coating fabric customers during the Company's first fiscal quarter.

During the thirteen-week period ended February 2, 1997 (the 1997 Period ), operations used $0.4 million, whereas $6.5 million was provided by operations during the thirteen-week period ended January 28, 1996 (the 1996 Period ).
This $6.9 million decrease in cash provided by operations in the 1997 Period was primarily due to a $6.2 million increase in cash used by inventory during the 1997 Period as compared to the 1996 Period. Traditionally, because of the seasonal nature of the Company's business, the Company replenishes its year-end inventory levels during its first fiscal quarter in order to meet the higher sales demand of the Company's second and third fiscal quarters. During the 1996 Period, as a result of the Bankruptcy Filing, the Company's liquidity was severely strained and sales orders were initially depressed. Accordingly, the Company curtailed its manufacturing operations and began liquidating certain obsolete and slow-moving inventory. This resulted in the Company's inventory increasing only $2.9 million in the 1996 Period as compared to a $9.1 million increase in the 1997 Period. Accounts receivable provided $10.0 million during the 1997 Period, whereas $12.2 million was provided by accounts receivable during the 1996 Period. This is due to $4.3 million less being collected during the 1997 Period than was collected during the 1996 Period, which was somewhat offset by $2.1 million in lower sales during the 1997 Period as compared to the 1996 Period. As a result of the Bankruptcy Filing, collections initially slowed during the fourth quarter of fiscal year 1995. This resulted in an increase in slow paying customers which were subsequently collected during the first quarter of fiscal year 1996. See Results of Operations in this Form 10-Q for an explanation of the sales decline during the 1997 Period. Accounts receivable at February 2, 1997 included $4.2 million of accounts receivable with dating, an increase of $1.6 million compared to January 28, 1996. Such increase in dated accounts receivable during the 1997 Period is primarily due to a $2.3 million increase in coating fabric sales during the 1997 Period as compared to the 1996 Period, the majority of which were sold with dating terms. Combined, the increase in inventory which was offset by the decline in accounts receivable during the 1997 Period resulted in $1.0 million being provided in the 1997 Period as compared to $9.3 million being provided in the 1996 Period. This $8.3 million decrease in cash flow from accounts receivable and inventory was somewhat offset by improved operating results net of other changes in current assets and current liabilities. As more fully described in this Form 10-Q in Results of Operations, the Company's net loss declined from $9.1 million in the 1996 Period to $7.3 million in the 1997 Period. As a result of the foregoing and a $1.5 million increase in current long-term debt maturities, working capital at February 2, 1997 was $16.7 million as compared to $18.1 million at January 28, 1996.

Investing activities used $0.3 million in the 1997 Period as compared to $0.4 million in the 1996 Period. Since the Bankruptcy Filing, the Company has curtailed its capital expenditures. Under the terms of the Company's DIP Facility, capital expenditures can not exceed $5.0 million in fiscal year 1997 and the Company is prohibited from entering into any additional capital lease obligations. Further, the DIP Facility prohibits the Company from entering into any operating lease obligations other than for replacement of existing operating lease obligations where the minimum annual rental payments under the new operating lease does not exceed the old operating lease by $50,000 or more. Capital additions, for plant and equipment and investment in other assets, principally computer information systems, were $1.9 million for fiscal year 1996. The Company expects spending for capital expenditures, principally plant and equipment, in fiscal year 1997 to be greater than fiscal year 1996 due to renewals or betterments of plant and equipment and compliance with environmental regulations. The Company is currently reassessing its investment in computer information systems and has slowed the development and implementation of additional computerized applications. Accordingly, the Company expects spending for computer information systems to be somewhat lower in fiscal year 1997 as compared to fiscal year 1996.

The Company obtained debtor-in-possession (DIP) financing from GE Capital under a facility (the DIP Facility ) which provides up to $85.0 million (including a $10.0 million letter of credit facility) under a borrowing base formula, less outstanding advances and letters of credit. The DIP Facility is subject to certain borrowing base limitations and expires on October 31, 1997. The
Company s operations and investing activities are funded through a combination of borrowings under the DIP Facility and internally generated funds. During the 1997 Period, the Company s net borrowing under the DIP Facility was $1.2 million, whereas, during the 1996 Period the Company reduced its net borrowing under the DIP Facility (including the repayment of the GE Capital Facility) by $5.4 million. The Company repaid $0.3 million in borrowings outstanding under the CIT Equipment Facility and other financing arrangements during the 1997 Period, whereas, during the 1996 Period, $0.7 million was repaid under such financing arrangements. Further, during the 1997 period $0.2 million in deferred financing costs was incurred. This is primarily due to the Company's on-going efforts to obtain new financing which will be used to fund the Company's plan of reorganization. As a result of the foregoing, during the 1997 Period, $0.7 million was provided by financing activities whereas during the 1996 Period, $6.1 million was used by financing activities.

The Company believes that cash generated from operations and borrowings under the DIP Facility will be sufficient to fund its fiscal year 1997 working capital and capital expenditures requirements. However, expected cash flows from operations is dependent upon achieving sales expectations during fiscal year 1997 which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under its DIP facility will tend to increase during the first three quarters of the Company's fiscal year until the fourth quarter, when, at year-end, borrowings tend to be the lowest. However, borrowings at the end of fiscal year 1997 may be higher than at the beginning of fiscal year 1997 or higher during various times within fiscal year 1997 than comparable periods within fiscal year 1996.

The sales order backlog at March 2, 1997 was $70.9 million whereas at the comparable time a year earlier the sales order backlog was $68.1 million. The composition of the sales order backlog at March 2, 1997 reflects a stronger woolen fabrics order position which is somewhat offset by a weaker worsted fabrics order position. The improvement in the woolen fabric backlog position at March 2, 1997 is attributable to the Company regaining certain men's wear woolen orders which were lost to imports in the prior year, improved coating fabric market conditions for domestic suppliers and the favorable market conditions for women's wear woolen fabrics which the Company used to its benefit by forming strategic alliances with certain customers during the Company's fiscal fourth quarter of 1996. This improvement was somewhat offset by a decline in the worsted fabrics order position, particularly in women's wear worsted fabrics. The decline in the women's wear worsted sales order position reflects the Company's more focused product offerings in response to a more competitive, price sensitive market. The Company expects the women's wear worsted market to become even more competitive during the remainder of fiscal year 1997 due, in part, to an over capacity in global worsted wool manufacturing which is attributable to the continuing reduction in demand for men's worsted products.

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Based on wool costs incurred during the 1997 Period and the Company's forward purchase commitments, the company expects wool costs to decrease approximately 3 % in fiscal year 1997 as compared to fiscal year 1996.

Results of Operations
---------------------

The 1997 Period Compared to the 1996 Period

      The Company's business is seasonal, accordingly, results for these interim periods are not indicative of results for a full fiscal year. Net sales for the 1997 Period were $31.2 million, a decrease of 6.3% from the 1996 Period. Total yards of fabric sold decreased 6.7% during the 1997 Period. However, the average per yard selling price increased to $7.12 per yard from $7.09 per yard due to shifts in product mix. The decrease in sales was primarily due to a sales decrease in the women's apparel product lines which were offset by stronger sales in the men's wear and women's outerwear product lines. The increase in men's woolen and women's outerwear sales reflects favorable market conditions. The men's woolen sales growth is attributable to the Company renewing relationships with certain of its customers to recapture orders which were lost to imports as a result of the Bankruptcy Filing. Women's outerwear sales increased during the 1997 Period, as market conditions for domestic suppliers began to rebound from import pressures felt during the 1996 Period.

      The decrease in women's woolen sales relates to the Company offering certain strategic customers favorable competitive pricing and terms on purchases of certain woolen fabrics during the fourth quarter of its fiscal year 1996. This resulted in some sales which historically occur in the Company's first quarter being recognized in the previous quarter. These strategic sales allowed the Company to plan its production scheduling with more certainty which generally results in improved operating efficiencies. As a result of these orders and their use of manufacturing capacity, the Company was unable to accept certain orders in the first quarter that would have resulted in higher per yard selling prices than the orders received in the Company's fourth quarter of fiscal year 1996. The decrease in women's worsted sales and men's worsted sales reflects a more competitive, price sensitive market due, in part, to an over capacity in global worsted wool manufacturing. Further, the decrease in sales in the 1997 Period compared to the 1996 Period is also attributable to the Company's on-going product rationalization implemented in late 1995.

      The product rationalization process involves a style by style review of product offerings which assesses a particular product's potential sales volume, complexity to manufacture, margin contribution and other product specific factors. Through the product rationalization process, the Company has identified numerous products which fall outside of acceptable guidelines for inclusion in the Company's product lines. The Company is beginning to realize the effect of the product rationalization as evidenced by the Company's lower sales volume and improved gross profit which has also been significantly impacted by cost reductions implemented since the Bankruptcy Filing. As a result of the product rationalization process, the Company has eliminated or is phasing out three product lines as well as numerous styles within product lines which the Company is still servicing. During the first quarter, sales were lower by approximately $0.5 million due to the discontinued product lines: career uniforms, converting and international. Such product rationalization is expected to reduce sales throughout the remainder of fiscal year 1997 when compared to fiscal year 1996. Excluding government sales ($1.4 million in the 1997 Period and $0.6 million in the 1996 Period), net sales for the 1997 Period decreased 8.7% from the 1996 Period.

      Cost of goods sold decreased $3.9 million to $28.4 million during the 1997 Period primarily as a result of manufacturing cost reductions and the decline in sales. Gross profit increased $1.9 million or 189.2% to $2.8 million in the 1997 Period, and gross profit margin for the 1997 Period was 9.1% compared to 3.0% for the 1996 Period. In the 1996 Period, the Company sold $0.9 million of off price goods at a loss of $1.2 million in order to reduce inventory levels as a result of product rationalization relating to the discontinued product lines undertaken during 1995 and 1996. In the 1997 Period, $1.1 million of off price goods were sold at a loss of $0.5 million. The Company also slowed its manufacturing operations during the 1997 Period in response to lower sales and the uncertainty in the retail apparel market. Such reduced manufacturing levels resulted in gross inventories net of LIFO reserves being approximately $20.9 million lower at February 2, 1997 as compared to January 28, 1996.
Additionally, the Company reduced its manufacturing overhead costs in the 1997 Period compared to the 1996 Period in response to lower sales volume.

      Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 7.3% to $4.3 million in the 1997 Period compared to $4.6 million in the 1996 Period. The majority of the decrease in the 1997 Period is due to lower human resource related expenses as a result of the Company s continuing efforts to reduce its overhead in response to reduced sales, a decrease in professional services related expenses and a decrease in royalties expense. The Company has reduced human resource expenses by approximately 18% in the 1997 Period as compared to the 1996 Period. Such reduction is attributable to the Company re-assigning certain functions within the organization to allow the employees who are closer to the manufacturing and selling processes more control over their areas of responsibility. Royalty expense decreased 100% as the Company is no longer accruing any royalty expense in connection with the rejected Carpini contract whereas in the 1996 Period the Company was still accruing such expense. Such decrease was somewhat offset by higher incentive compensation expense in the 1997 Period relating to the Company's Incentive Compensation and Retention Program which is more fully described in Note 10 to the Company's Financial Statements in the 1996 Form 10-K.



      The provision for uncollectible accounts decreased from $0.3 million in the 1996 Period to $0.2 million in the 1997 Period. Such decrease is primarily attributable to the Company decreasing its allowance for uncollectible accounts during the 1997 Period in response to lower sales.

      Interest expense for the 1997 Period was $1.6 million or $0.8 million lower than the 1996 Period. This decrease is attributable to lower interest rates in effect under the DIP Facility and Senior Secured Notes during the 1997 Period compared to the 1996 Period, as well as lower average borrowings under the DIP Facility.

      During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, for the 1997 Period and for fiscal year 1996, no income tax benefit can be recognized from the realization of net operating losses.

      Preferred stock in-kind dividends and accretion to redemption value was zero in both the 1997 Period and the 1996 Period. As a result of the Bankruptcy Filing, the Company is no longer accruing the dividend due under the redeemable preferred stock and accreting the recorded balance to redemption value. The redeemable preferred stock is subject to compromise in the Bankruptcy Filing. The loss applicable to common shareholders was $7.3 million in the 1997 Period compared to $9.1 million in the 1996 Period.

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings

       Reference is made to Note 7 to the Financial Statements contained in Item 1 of Part 1 to this Form 10-Q.


Item 6.     Exhibits and Reports on Form 8-K:


(a)  Exhibits


     11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

     15.1 Independent Accountants' Review Report, dated February 27, 1997 from Deloitte & Touche LLP to Forstmann & Company, Inc.

     23.1   Consent of Deloitte & Touche LLP.

     27     Financial Data Schedule.


(b)  Current Reports on Form 8-K

          None





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         FORSTMANN & COMPANY, INC.

                                         (Registrant)




                                         /s/ Rodney Peckham
                                         ------------------------------
                                         Rodney Peckham
                                         Chief Financial Officer

March 17,1997
-------------
    Date

                                  EXHIBIT INDEX




Exhibit                                                            Sequential
  No.          Description                                          Page No.
------------------------------------------------------------------------------


11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

15.1      Independent Accountants' Review Report, dated
          February 27, 1997, from Deloitte & Touche
          LLP to Forstmann & Company, Inc.

23.1      Consent of Deloitte & Touche LLP.


27        Financial Data Schedule







                                                                Exhibit 15.1
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

BOARD of Directors and Shareholders
FORSTMANN & Company, Inc. (Debtor-in-Possession):

We have reviewed the accompanying condensed balance sheet of Forstmann & Company, Inc. (Debtor-in-Possession) as of February 2, 1997 and the related condensed statements of operations and cash flows for the thirteen weeks ended February 2, 1997 and January 28, 1996, and the condensed statement of changes in shareholders' deficit for the thirteen weeks ended February 2, 1997. These financial statements are the responsibility of the Company's management.

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

As discussed in Notes 1 and 5 to the condensed financial statements, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on September 22, 1995. The accompanying condensed financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such condensed financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed financial statements, the Company's losses from operations, shareholders' deficiency, and its ability to obtain confirmation of a plan of reorganization with its creditors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The condensed financial statements do not include adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Forstmann & Company, Inc. as of November 3, 1996 and the related statements of operations, shareholders' deficit, and cash flows for the fifty-three weeks then ended (not presented herein); and in our report dated December 20, 1996, we expressed an unqualified opinion on those financial statements and included explanatory paragraphs concerning bankruptcy matters and other matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in accompanying condensed balance sheet as of November 3, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
February 27, 1997
Atlanta, Georgia


                                                                 Exhibit 23.1








February 27, 1997




Forstmann & Company, Inc.
1185 Avenue of the Americas
New York, NY 10036

Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Forstmann & Company, Inc. (Debtor-in-Possession) for the periods ended February 2, 1997 and January 28, 1996, as indicated in our report dated February 27, 1997 (which included explanatory paragraphs concerning bankruptcy matters and matters that raise substantial doubt about the Company's ability to continue as a going concern); because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended February 2, 1997, is incorporated by reference in Registration Statement No. 33-57643 on Form S-8 and Registration Statement No. 33-56367 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Yours truly,



/s/Deloitte & Touche LLP
Atlanta, Georgia