Form 10-Q
period 1997-04-04
FORSTMANN & CO INC
filed 1997-06-18
CIK 798246

[    As filed with the Securities and Exchange Commission on June 18, 1997.]



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 1997
                               -----------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                               ------------   ------------
Commission File Number: 1-9474



                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      GEORGIA                           58-1651326
           -------------------------------          -------------------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

    1155 Avenue of the Americas; New York, New York           10036
    -----------------------------------------------        ----------
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

There were 5,618,799 shares of common stock, $.001 par value, outstanding as of June 18, 1997.


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 1997
                               -----------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                               -------------   --------------

Commission File Number: 1-9474


                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      GEORGIA                           58-1651326
           -------------------------------          -------------------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

    1155 Avenue of the Americas; New York, New York          10036
    -----------------------------------------------        ---------
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

There were 5,618,799 shares of common stock, $.001 par value, outstanding as of June 18, 1997.

Total number of pages:27 pages.


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                     FORSTMANN & COMPANY, INC.
                                                      (DEBTOR-IN-POSSESSION)
                                                CONDENSED STATEMENTS OF OPERATIONS
                                  FOR THE THIRTEEN WEEKS ENDED MAY 4, 1997 AND APRIL 28, 1996 AND
                                     THE TWENTY-SIX WEEKS ENDED MAY 4, 1997 AND APRIL 28, 1996
                                                            (unaudited)

                                                     Thirteen Weeks Ended                        Twenty-Six Weeks Ended
                                                May 4,             April 28,                  May 4,                  April 28,
                                                1997                  1996                     1997                      1996
                                                ----                  ----                     ----                      ----
Net sales                                   $64,786,000          $62,087,000               $96,004,000             $95,393,000

Cost of goods sold                           52,860,000           51,245,000                 81,235,000             83,568,000
                                            -----------           -----------               -----------            -----------
Gross profit                                 11,926,000           10,842,000                 14,769,000             11,825,000

Selling, general and
  administrative expenses                     3,727,000            4,414,000                  7,981,000              9,003,000

Provision for uncollectible
  accounts                                      258,000              334,000                    429,000                600,000
                                            -----------           -----------               -----------            -----------

Operating income                              7,941,000            6,094,000                  6,359,000              2,222,000

Interest expense (contractual
  interest of $3,943,000 and
  $7,680,000 for 1997 and
  $4,444,000 and $8,940,000
  for 1996)                                   1,727,000            2,238,000                  3,312,000              4,646,000
                                            -----------           -----------              ------------          -------------

Income (loss) before
  reorganization items and
  income taxes                                6,214,000            3,856,000                  3,047,000             (2,424,000)

Reorganization items                          4,174,000            1,574,000                  8,325,000              4,433,000
                                            -----------          ------------              ------------          -------------

Income (loss) before income
  taxes                                       2,040,000            2,282,000                 (5,278,000)            (6,857,000)

Income tax provision (benefit)                     -                    -                          -                      -
                                            -----------           -----------               -----------            -----------

Net income (loss)                           $ 2,040,000          $ 2,282,000                $(5,278,000)           $(6,857,000)
                                            ===========           ===========               ===========            ===========

Income (loss) applicable to
  common shareholders                       $ 2,040,000          $ 2,282,000                $(5,278,000)           $(6,857,000)
                                            ===========           ===========               ===========            ===========
Share and per share
  information:
    Income (loss) per common
      share                                 $       .36          $       .41                $      .(94)           $     (1.22)
                                            ===========           ===========              ============            ===========

    Weighted average common
      shares outstanding                      5,618,799            5,618,799                   5,618,799             5,618,799
                                            ===========           ===========              ============            ===========

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                            CONDENSED BALANCE SHEETS
                        MAY 4, 1997 AND NOVEMBER 3, 1996
                                   (unaudited)

                                                 May 4,       November 3,
                                                  1997           1996
                                                   ----          ----
ASSETS

Current Assets:

  Cash                                       $     48,000    $     48,000
  Accounts receivable, net of
    allowance of $4,635,000 and
    $4,205,000                                 53,398,000      35,890,000
  Inventories                                  44,751,000      44,646,000
  Current deferred tax assets                        -               -
  Other current assets                            372,000         224,000
  Property, plant and equipment
    held for sale                               2,365,000       1,250,000
                                              ------------    ------------

    Total current assets                      100,934,000      82,058,000

Property, plant and equipment, net             56,267,000      65,664,000
Other assets                                    2,172,000       2,207,000
                                              ------------    ------------

    Total                                    $159,373,000    $149,929,000
                                              ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

  Current maturities of long-term debt       $ 59,512,000    $ 48,389,000
  Accounts payable                              3,401,000       2,173,000
  Accrued liabilities                          17,092,000      13,399,000
                                               -----------    ------------

    Total current liabilities                  80,005,000      63,961,000

Long-term debt                                  2,690,000       4,010,000

Deferred tax liabilities                             -               -

Accrued additional pension
  liability in excess of accumulated
  benefit obligation                            1,170,000            -
                                              ------------    ------------

Total liabilities not subject to compromise    83,865,000      67,971,000

Liabilities subject to compromise              87,459,000      88,631,000

Redeemable preferred stock subject to
  compromise                                    2,655,000       2,655,000

Shareholders' Deficit:
  Common stock                                      5,619           5,619
  Additional paid-in capital                   26,564,381      26,564,381
  Excess of additional pension liability
    over unrecognized prior service cost       (1,107,000)     (1,107,000)
  Retained deficit since November 2, 1992     (40,069,000)    (34,791,000)
                                              ------------    ------------

    Total shareholders' deficit               (14,606,000)     (9,328,000)
                                              ------------    ------------

    Total                                    $159,373,000    $149,929,000
                                              ============    ============

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                       CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY-SIX WEEKS ENDED MAY 4, 1997 AND APRIL 28, 1996
                                   (unaudited)

                                                    May 4,            April 28,
                                                     1997               1996
                                                      ----               ----
Net loss                                         $ (5,278,000)     $(6,857,000)
                                                 ------------     -----------
  Adjustments to reconcile net loss
  to net cash used by operating activities:
    Depreciation and amortization                   6,209,000        6,159,000
    Income taxes (paid) refunded, net                (108,000)         292,000
    Provision for uncollectible accounts              429,000          600,000
    Loss from disposal, abandonment and
      impairment of machinery and equipment
      and other assets                              3,356,000          288,000
    Changes in current assets and current
      liabilities:
        Accounts receivable                       (17,937,000)     (10,549,000)
        Inventories                                  (105,000)       5,287,000
        Other current assets                         (148,000)         133,000
        Accounts payable                            1,239,000          770,000
        Accrued liabilities                         3,990,000        3,186,000
        Accrued interest payable                     (189,000)       1,156,000
    Operating liabilities subject to compromise        (2,000)        (946,000)
                                                 ------------     -----------

  Total adjustments                                (3,266,000)       6,376,000
                                                 ------------     -----------

    Net cash used by operating activities          (8,544,000)        (481,000)
                                                 ------------     -----------

Cash flows used in investing activities:
  Capital expenditures                               (540,000)        (205,000)
  Investment in computer information systems         (205,000)        (410,000)
  Net proceeds from disposal of machinery
    and equipment                                     124,000            2,000
                                                 ------------     -----------

    Net cash used in investing activities            (621,000)        (613,000)
                                                 ------------     -----------

Cash flows from financing activities:
  Net borrowings under the DIP Facility            10,283,000       41,208,000
  Net repayments under the GE Capital Facility           -         (38,626,000)
  Repayment of Senior Secured Notes                   (77,000)            -
  Repayment of CIT Equipment Facility and other
    financing arrangements                           (403,000)      (1,164,000)
  Deferred financing costs                           (638,000)        (327,000)
                                                 ------------     -----------

    Net cash provided by financing activities       9,165,000        1,091,000
                                                 ------------     -----------

Net decrease in cash                                     -              (3,000)

Cash at beginning of period                            48,000           52,000
                                                 ------------     -----------

Cash at end of period                            $     48,000      $    49,000
                                                 ============     ===========


                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
          FOR THE TWENTY-SIX WEEKS ENDED MAY 4, 1997 AND APRIL 28, 1996
                                   (unaudited)


                                                        May 4,       April 28,
                                                         1997          1996
                                                         ----         ----

Supplemental disclosure of cash flow
  information relating to the
  Chapter 11 proceeding:

     Cash paid during the period for
       professional fees                            $2,078,000      $1,776,000
                                                    ==========     ==========

     Cash paid during the period relating
       to the rejection and amendments of
       executory contracts                          $     -         $  754,000
                                                    ==========     ==========

     Cash paid during the period for other
       items                                        $  381,000      $   73,000
                                                    ==========     ==========



See notes to financial statements.

                                                     FORSTMANN & COMPANY, INC.
                                                      (DEBTOR-IN-POSSESSION)
                                      CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                            FOR THE TWENTY-SIX WEEKS ENDED MAY 4, 1997
                                                            (unaudited)






                                                                              Pension
                                                         Additional          Liability                              Total
                                          Common          Paid-In           Over Prior          Retained         Shareholders'
                                          Stock           Capital          Service Cost          Deficit            Deficit
                                          -----           -------          ------------         --------            -------
Balance, November 3, 1996                 $5,619        $26,564,381       $(1,107,000)       $(34,791,000)      $ (9,328,000)

Loss applicable to
  common shareholders                       -                 -                  -             (5,278,000)        (5,278,000)
                                          ------        -----------       -----------        ------------       ------------

Balance, May 4, 1997                      $5,619        $26,564,381       $(1,107,000)       $(40,069,000)      $(14,606,000)
                                          ======        ===========       ===========        ============       ============



See notes to financial statements.



                           FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
                         NOTES TO FINANCIAL STATEMENTS
                                   May 4, 1997
                                  (unaudited)

1. Forstmann & Company, Inc. ("the Company") is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard tables, sports caps and school uniforms. One of the Company's customers accounted for approximately 21% of the Company's revenues for the twenty-six weeks ended May 4, 1997 and 12% of gross accounts receivable at May 4, 1997. No other customer represented more than 5% of revenues or 7% of gross accounts receivable. A majority (50.4%) of the Company's common stock is owned by Odyssey Partners, L.P.

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

    Although the rise in wool costs subsequently stabilized, the continued sluggishness of retail apparel sales, as well as the continued economic downturn in the apparel industry further strained the Company's operating results during fiscal year 1996. Recently such underlying market conditions have stabilized somewhat. In response to continuing market pressures, however, management of the Company has formulated and implemented a business plan that focuses on significantly reducing product offerings; tightening management of inventory levels; enhancing cost controls; and reducing capital expenditures. All of these management actions are designed to improve the Company's cash flows from operations and in total. The Company successfully improved performance during fiscal year 1996 and the twenty-six weeks ended May 4, 1997 in each of these areas and is continuing to refine its strategies in response to evolving circumstances. Management expects that competition from domestic sources and imports will continue to increase throughout the remainder of fiscal year 1997.

    Further, in the fourth quarter of fiscal year 1996, management began efforts to negotiate and document a plan of reorganization pursuant to which the Company will emerge from bankruptcy. On April 15, 1997 the Company filed a disclosure statement with the Bankruptcy Court regarding the Company's plan of reorganization. The plan of reorganization calls for the exchange of all of the unsecured claims against the Company for all the equity in the reorganized Company (excluding shares of new common stock issuable upon exercise of the new warrants issued pursuant to the plan of reorganization to the holders of the Company's existing redeemable preferred stock and common stock or options granted pursuant to the plan of reorganization under the management stock option plan). Under the plan, the claims of secured creditors will either be fully paid or refinanced (except for any portion deemed to be an unsecured deficiency claim) pursuant to the terms of the plan. The plan further provides for the payment in full of administrative claims (which include reclamation claims and approved professional fees), priority tax claims and convenience claims (unsecured claims in the amount of $400 or less). Additionally, holders of unsecured claims in excess of $400 may elect to reduce their claim to $400 and thereby be deemed to be a holder of a convenience claim. Holders of redeemable preferred stock and common stock will receive in the aggregate warrants for 2 percent of the new common stock of the Company.

    A hearing on the adequacy of the disclosure statement was held on May 15, 1997 and the disclosure statement was approved by the Bankruptcy Court. Accordingly, the Company's disclosure statement and plan of reorganization were mailed to the Company's creditors and stockholders on or about May 28, 1997. The Company is currently soliciting the votes of its creditors and stockholders with respect to the plan in accordance with the Bankruptcy Code. The confirmation hearing for the Company's plan of reorganization is scheduled to be held before the Bankruptcy Court at 10:00am on July 9, 1997. Because the plan of reorganization is supported by the Creditors' Committee, the Company's Board of Directors and its senior management, the Company currently anticipates that the plan of reorganization can be confirmed and consummated by the latter part of July 1997. However, there can be no assurance that the Company will confirm and consummate a plan of reorganization in such time frame or at all. The Financial Statements, as of May 4, 1997, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    The Company has entered into a commitment with BankAmerica Business Credit Inc. ("BABC"), which was approved by the Bankruptcy Court, pursuant to which BABC comitted, subject to various conditions described below, to provide exit financing to the Company upon the conclusion of the bankruptcy proceeding. The commitment is for a three-year facility (the "Exit Facility") which includes a revolving credit facility of up to $85 million (including a $10.0 million letter of credit facility) to cover working capital needs and a Term Loan of $31.5 million to be used to refinance certain existing secured borrowings. Loan availability under the Exit Facility is subject to a $6.5 million reserve against availability which is reduced, in part, as the principal of the Term Loan is amortized, as well as reserves for outstanding letters of credit. The Company expects the Exit Facility to provide adequate financing after the Company emerges from bankruptcy. Although there is no assurance that unanticipated financing needs may not arise. See Item 2. hereof. The Exit Facility is subject to the Company maintaining minimum EBITDA levels and confirming a plan of reorganization that is acceptable to BABC, as well as other creditors. The Exit Facility limits the amount of cash payments permitted to be made under the plan of reorganization for general unsecured creditors, employee, and all other pre-petition claims to $3,500,000. During April 1997, the Company paid BABC a commitment fee of $300,000 in connection with the agreement to provide exit financing.

    Under Chapter 11, absent authorization of the Bankruptcy Court, efforts to collect on claims against the Company arising prior to the Bankruptcy Filing are stayed while the Company continues business operations as a debtor-in-possession. Unsecured claims against the Company in existence prior to the Bankruptcy Filing are reflected as "Liabilities subject to compromise" (see
    Note 8 to the Financial Statements). Additional claims (Liabilities subject to compromise) may arise or become fixed subsequent to the Bankruptcy Filing date resulting from the rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). A successful plan of reorganization may require the compromise of certain liabilities (including Secured Claims) that, as of May 4, 1997, are not classified as "Liabilities subject to compromise". The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. As of May 4, 1997, the Company estimates that the amount of "Liabilities subject to compromise" approximates $87.5 million which primarily includes unsecured trade accounts payable and Subordinated Notes, including interest thereon through the date of the Bankruptcy Filing (see Note 8 to the Financial Statements). Parties holding Secured Claims have the right to move the court for relief from the stay, which relief may be granted upon satisfaction of certain statutory requirements. Secured Claims are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and property, plant and equipment.

    Confirmation of the Company's plan of reorganization will involve a conversion of certain existing indebtedness to equity and, as defined in
    Section 382 of the Internal Revenue Code of 1986, as amended, will result in an ownership change. Such ownership change will limit the Company's ability to utilize its net operating loss and certain other carry forward tax credits.

    In connection with the Company's reorganization, the Company may conclude that additional market reserves and write downs of equipment and other assets are necessary. Accordingly, the Company may recognize significant expenses associated with the implementation of the plan of reorganization that are not reflected in the Financial Statements as of May 4, 1997. Any additional asset impairments or restructuring costs directly related to the reorganization proceedings will be reflected as reorganization items in the Company's financial statements in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a restructuring liability. See Note 9 to the Financial Statements for a description of reorganization items recognized during the thirteen and twenty-six weeks ended May 4, 1997 and April 28, 1996.

    The condensed Financial Statements presented herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accompanying Financial Statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceeding, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Financial Statements as of May 4, 1997. The Financial Statements do not give effect to all adjustments to the carrying value of the assets, or amounts and reclassification of liabilities that might be necessary as a result of the bankruptcy proceeding. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations and ability to generate sufficient cash from operations and financing sources to meet obligations.

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

    At the Company's request, the Bankruptcy Court established June 28, 1996 as the deadline for creditors to file all pre-petition claims against the Company (the "Bar Date"). On or before May 14, 1996, notices were mailed to all known or potential creditors of the Company advising them that claims against the Company must be submitted by the Bar Date. Subject to limited exceptions, creditors who were required to file claims but failed to meet the deadline are forever barred from voting upon or receiving distributions under any plan of reorganization. Since the Bar Date, the Company has been reviewing and reconciling the creditors proofs of claims that were filed by the creditors. As a result of the reconciliation process, the Company has filed four Omnibus Objections with the Bankruptcy Court objecting to certain claims filed against the Company. As a result of the first three Omnibus Objections, approximately 200 claims have been expunged, reclassified or reduced. The fourth Omnibus Objection is scheduled for hearing by the Bankruptcy Court on July 9, 1997. Differences that cannot be resolved by negotiated agreements between the Company and the claimant will be resolved by the Bankruptcy Court.

2. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):

                                                     May 4,       November 3,
                                                     1997           1996
                                                      ----           ----
             Raw materials and supplies              $ 8,238        $ 7,406
             Work-in-process                          30,423         32,007
             Finished products                         9,112         11,595
             Less market reserves                     (3,022)        (6,362)
                                                     -------        -------
               Total                                  44,751         44,646
             Difference between LIFO
               carrying value and current
               replacement cost                        3,777          3,936
                                                     -------        -------
             Current replacement cost                $48,528        $48,582
                                                     =======        =======

    During the twenty-six weeks ended May 4, 1997, the Company sold certain yarn inventory which had been previously identified as surplus or obsolete for its net carrying value which was $2.9 million below its gross inventory value. This transaction resulted in a release of yarn inventory market reserves of $2.9 million and did not give rise to any loss during the twenty-six weeks ended May 4, 1997. Additionally, the Company increased market reserves by $0.9 million for inventory related to the converting fabrics product line which had been discontinued as part of the product rationalization effort undertaken in fiscal year 1996. Such reserve was necessary as a result of selling price markdowns anticipated to sell off the remaining converting fabrics inventory on hand. This expense was charged to reorganization expense during the thirteen weeks ended May 4, 1997.

3.  Other assets consist of (in thousands):

                                                       May 4,      November 3,
                                                        1997           1996
                                                        ----           ----
             Computer information systems,
               net of accumulated amortization
               of $2,424 and $2,270                   $1,224         $1,174
             Deferred financing costs, net of
               accumulated amortization of
               $2,198 and $1,874                         841            679
             Other, including $0 and $246 of
               net barter credits                        107            354
                                                      ------         ------
               Total                                  $2,172         $2,207
                                                      ======         ======
    Based upon analysis of planned barter credit use, the Company wrote off the remaining barter credits during the thirteen weeks ended May 4, 1997. This resulted in a $0.2 million charge to reorganization expense during the thirteen weeks ended May 4, 1997.

4.  Accrued liabilities consist of (in thousands):

                                                       May 4,      November 3,
                                                        1997           1996
                                                        ----           ----
             Salaries, wages and related
               payroll taxes                         $ 1,001        $   987
             Incentive compensation                      869             89
             Confirmation and Retention Bonus          1,668          1,200
             Vacation and holiday                      2,361          1,616
             Employee benefit plans                      627            617
             Interest on long-term debt                2,699          2,888
             Medical insurance claims                    910          1,330
             Professional fees                         1,790          2,346
             Deferred rental and other lease
               obligations                             2,654             -
             Environmental remediation                   424            339
             Other                                     2,089          1,987
                                                     -------        -------
               Total                                 $17,092        $13,399
                                                     =======        =======

5.  Long-term debt consists of (in thousands):

                                                       May 4,      November 3,
                                                        1997           1996
                                                       ----            ----
             GE Capital DIP Facility                $ 26,300       $ 16,017
             Senior Secured Notes                     26,832         26,909
             Subordinated Notes                       56,632         56,632
             Equipment Facilities                      5,691          6,136
             Capital lease obligations                 3,379          3,337
                                                    --------       --------
               Total debt                            118,834        109,031
             Current portion of long-term debt       (59,512)       (48,389)
             Subordinated Notes included in
               liabilities subject to compromise     (56,632)       (56,632)
                                                    --------       --------
               Total long-term debt                 $  2,690       $  4,010
                                                    ========       ========


    The Company was in default of substantially all of its debt agreements at May 4, 1997 other than the DIP Facility, hereinafter defined. (Reference is made to Note 9 to the Financial Statements for a discussion of modifications made during the thirteen-weeks ended May 4, 1997 to the EBITDA covenant calculation required under the DIP Facility.) All outstanding unsecured debt of the Company has been presented in these Financial Statements as "Liabilities subject to compromise". The Company has obtained debtor-in-possession (DIP) financing from General Electric Capital Corporation ("GE Capital") under a revolving facility which was approved by the Bankruptcy Court (the "DIP Facility"). The DIP Facility provides up to $85 million in financing (which includes a $10.0 million letter of credit facility) under a borrowing base formula and expires on October 31, 1997. The Company has entered into an agreement with BABC to provide exit financing (see Note 1 to the Financial Statements).

    At May 4, 1997, the Company's loan availability as defined in the DIP Facility, in excess of outstanding advances and letters of credit, was approximately $24.7 million.

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

    Secured Claims are collateralized by substantially all of the assets of the Company including accounts receivable, inventories and property, plant and equipment. The Company has continued to accrue interest on most of its secured debt obligations as management believes that, in most cases, the collateral securing the secured debt obligations is sufficient to cover the principal and interest portions of scheduled payments on the Company's pre-petition secured debt obligations. To the extent any claim secured by assets of the Company is determined to exceed the value of the asset securing it, such claims will be treated as an unsecured claim and not entitled to interest accruing after the Bankruptcy Filing.

    Reference is made to Note 7 to the Company's annual Financial Statements in the 1996 Form 10-K for a discussion regarding the Company's Senior Secured Notes. The Company agreed to remit to holders of the Company's Senior Secured Notes $600,000 on March 21, 1996 and, commencing in April 1996, $100,000 at the end of each month through October 31, 1996. Such payments represent "adequate protection" payments, as defined by the Bankruptcy Code, for the use of the collateral securing the Senior Secured Notes. In connection with such agreement, the Company also agreed to pay up to $240,000 in appraisal fees and expenses and legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The agreement was amended to provide "adequate protection" payments in the amount of $125,000 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the bankruptcy case or (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $85,000 in legal fees and expenses incurred by certain of the holders of the Senior Secured Notes and the trustee. The Company has applied adequate protection payments made as of May 4, 1997 to accrued interest. Under the Company's plan of reorganization, all "adequate protection" payments remitted to the holders of the Senior Secured Notes will be applied to accrued interest.

    As discussed in Note 7 to the Financial Statements in the 1996 Form 10-K, the Company is a party to a loan and security agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") which provided financing for the acquisition of, and to refinance borrowings incurred to acquire various textile machinery and equipment. The Company agreed to provide "adequate protection" payments to CIT in connection with the CIT Equipment Facility. The agreement required the Company to remit monthly payments in arrears in the amount of $95,000 at the end of each month commencing March 31, 1996 through October 31, 1996. The Company also agreed to pay $81,000 in legal fees and disbursements incurred by CIT. The agreement was amended to provide "adequate protection" payments in the amount of $118,750 at the end of each month commencing on November 27, 1996 and ending on the earlier of (i) the date on which a plan of reorganization is consummated in the bankruptcy case or (ii) October 31, 1997. In connection with the amended agreement, the Company also agreed to pay $48,000 in legal fees and expenses incurred by CIT. The Company has applied adequate protection payments made as of May 4, 1997 first to accrued interest and secondly to outstanding principal. Under the Company's plan of reorganization, all "adequate protection" payments remitted to CIT will be applied first to accrued interest and secondly to outstanding principal.

    As discussed in Note 7 to the Financial Statements in the 1996 Form 10-K, the Company is a party to an equipment lease agreement ("Sanwa Capital Lease") with Sanwa General Equipment Leasing ("Sanwa") which provided financing for the acquisition of various textile machinery and equipment. Sanwa subsequently assigned its rights to the Sanwa Capital Lease to The Provident Bank ("Provident"). The Company agreed to provide "adequate protection" payments to Provident in connection with the Sanwa Capital Lease. The agreement requires the Company to remit monthly payments in arrears in the amount of $20,000 at the end of each month commencing March 31, 1996 through October 31, 1997. The Company has applied adequate protection payments made as of May 4, 1997 to outstanding principal. The Company is no longer accruing interest on the Sanwa Capital Lease as the Company currently estimates that the equipment value securing the lease obligation is not sufficient to cover the principal and interest portions of scheduled payments on the Sanwa Capital Lease. Under the Company's plan of reorganization, all "adequate protection" payments remitted to Provident will be applied to outstanding principal.

6. Per share and share information for the thirteen and twenty-six weeks ended May 4, 1997 and April 28, 1996 are based upon actual income (loss) applicable to common shareholders and the weighted average shares outstanding during the periods.

7. As discussed in Note 12 to the Financial Statements in the 1996 Form 10-K, the Company has accrued certain estimated costs for environmental matters.

    On December 29, 1995, the Environmental Protection Division of the Georgia Department of Natural Resources (the "EPD") issued separate administrative orders to the Company and J. P. Stevens & Co., Inc. ("J.P. Stevens") (previous owner and operator of the Company's Dublin facility), which related to three sites at the Company's Dublin facility, one related to TCE, one related to 1, 1-DCA and another related to the Burn Area.

    With respect to the TCE and 1, 1-DCA sites, the orders required the Company and J.P. Stevens to submit a compliance status report ("CSR") and compliance status certification to the EPD that included, among other things, a description of the release, including its nature and extent, and suspected or known source, quantity and date of the release. After on-going discussions between the EPD and the Company, the Company submitted the CSR and compliance status certification for the TCE and 1, 1-DCA sites. On February 10, 1997, the Company received a response from the EPD to the Company's CSR that, among other things, asserted the EPD's position that the Company was not in compliance with a Type 4 risk reduction standard. A meeting took place on February 25, 1997 among the Director and EPD staff members and representatives of the Company to try to resolve the remaining issues between the Company and the EPD. Based on these and subsequent discussions, and as confirmed by the Company in a letter to the EPD dated March 26, 1997, the Company believes that the EPD agrees to the continued operation of the Company's existing groundwater recovery program, subject, among other things, to the provision by the Company to the EPD of a Corrective Action Plan that demonstrates that the existing recovery system will achieve compliance with cleanup standards acceptable to the EPD. The Company has submitted the Corrective Action Plan to the EPD.

    The orders relating to the Burn Area required both the Company and J.P. Stevens to submit a CSR and compliance status certification by April 11, 1996. Throughout fiscal year 1996, the Company, J. P. Stevens and the EPD had on-going discussions. On December 12, 1996, J. P. Stevens and the EPD entered into a Consent Order which obligates J.P. Stevens to prepare and submit to the EPD a CSR for the Burn Area within 180 days of the effective date of the Consent Order. Among other things, the Consent Order provides for the imposition of stipulated daily penalties in the event J. P. Stevens does not comply with the terms of the Consent Order. Furthermore, the Consent Order provides that in the event the Company does not perform any action or work required by the EPD for the TCE or 1, 1-DCA sites, the EPD may direct J.P. Stevens to take such action or work. In consideration for these commitments, and so long as J. P. Stevens is in compliance with the Consent Order, the EPD agreed that J.P. Stevens would not be subject to penalties or to an enforcement action for violations of the administrative order issued on December 29, 1995. The EPD offered a similar Consent Order to the Company. However, since the Company had already submitted the CSR for the TCE and 1, 1-DCA sites, the Company did not believe it to be appropriate to enter into a Consent Order at that time.

    Further, during fiscal year 1996, the Company and J.P. Stevens negotiated an allocation of the work required under the administrative orders relating to the three sites. Under the terms of the agreement, J. P. Stevens will prepare and bear the costs of preparing the CSR for the Burn Area site and the Company will prepare and bear the costs of preparing the CSR for the TCE and 1, 1-DCA sites. The agreement, which was approved by the Bankruptcy Court and was subsequently revised to include the provision that each party will waive the right provided in the agreement to attend the other party's meetings, if any, with the EPD, was signed by J.P. Stevens and the Company in January 1997. J. P. Stevens is in the process of performing the investigation of the Burn Area.

    In January 1997, the Company was notified by a potential buyer of the Company's Tifton facility that soil and groundwater samples had been obtained from the Tifton facility. Based on the results of tests conducted by an environmental consultant engaged by the potential buyer, the Company was informed that certain contaminants were present in the vicinity of a settling tank at the Tifton facility. Subsequently, through sampling and testing performed by the Company's environmental consultants, the Company confirmed the presence of contaminants in groundwater samples taken at the site. As of April 30, 1997, the Contract of Sale was further amended, subject to Bankruptcy Court approval, to provide for a closing date to take place on the same day as the effective date of the Company's plan of reorganization and after approval and authorization by the Bankruptcy Court of the Company's right and ability to enter into an Environmental Cost Sharing and Indemnity Agreement (hereinafter defined). Further, the tenant of the Tifton facility (see Note 9 to the Financial Statements) has agreed to share up to $150,000 of the cost of performing remedial action associated with the site. All other costs associated with remediation of the contaminants at the site will be the obligation of the Company.

    At May 4, 1997, the Company had $0.4 million accrued for costs to be incurred in connection with the TCE, 1, 1-DCA and Tifton facility environmental matters. The Company, subject to the resolution of the issues discussed at the meeting with the EPD relating to the TCE and 1, 1-DCA sites, the results of the J.P. Stevens investigation of the Burn Area and the results of the Company s investigation of the Tifton site, believes the accrual for environmental costs at May 4, 1997 is adequate. The Company has also been informed by the EPD that the EPD may require demonstration of financial assurance upon the conclusion of the Company's Bankruptcy Filing. However, the EPD has not mentioned this issue for over one year, and the Company believes that the EPD may no longer be seeking it.

8.  Liabilities subject to compromise consists of (in thousands):

                                                      May 4,      November 3,
                                                       1997         1996
                                                       ----         ----
             Subordinated Notes, including
               accrued pre-petition interest        $60,330        $60,330
             Trade accounts payable                  22,236         22,591
             Priority tax claim                         -              293
             Accrued severance                        1,295          1,295
             Deferred rental and other
               lease obligations                      1,689          2,735
             Accrued additional pension liability
               in excess of accumulated benefit
               obligation                               -            1,170
             Other                                    1,909            217
                                                    -------        -------
               Total                                $87,459        $88,631
                                                    =======        =======

9. In accordance with SOP 90-7, professional fees, asset impairments and restructuring charges directly related to the Bankruptcy Filing and related reorganization matters have been segregated from normal operations during the thirteen and twenty-six weeks ended May 4, 1997 and April 28, 1996 and consist of (in thousands):
                                                     Thirteen Weeks Ended
                                                     --------------------
                                                     May 4,       April 28,
                                                      1997          1996
                                                      ----          ----
             Professional fees                       $  852         $  965
             Impairment of assets
                (See Notes 2, 3 and 9)                1,236            -
             Expense incurred due to
               the rejection and amendment
               of executory contracts                 2,400             10
             Default interest expense and
               professional fees associated with
               Senior Secured Notes                    (750)           260
             Other                                      436            339
                                                     ------         ------
               Total                                 $4,174         $1,574
                                                     ======         ======




                                                     Twenty-Six Weeks Ended
                                                     ----------------------
                                                      May 4,      April 28,
                                                       1997         1996
                                                       ----         ----
             Professional fees                       $1,829         $2,575
             Impairment of assets
               (See Notes 2, 3 and 9)                 4,275            -
             Expense incurred due to the rejection
               and amendment of executory contracts   2,400            919
             Default interest expense and
               professional fees associated with
               Senior Secured Notes                    (573)           460
             Other                                      394            479
                                                     ------         ------
               Total                                 $8,325         $4,433
                                                     ======         ======

    In November 1996, the Company entered into a Contract of Sale with the Tift County Development Authority (the "Development Authority"), providing for the sale of the Tifton facility for $1.25 million. The Contract of Sale provided for the transaction to close prior to the end of January 1997. As a result of delays in obtaining the financing necessary to consummate its purchase of the facility, the Development Authority requested that the closing of the transaction be delayed. Accordingly, the Company and the Development Authority entered into several agreements amending the closing date provided for in the Contract of Sale. As of April 30, 1997, the Contract of Sale was further amended, subject to Bankruptcy Court approval, to provide for a closing date to take place on the same day as the effective date of the Company's plan of reorganization and after approval and authorization by the Bankruptcy Court of the Company's right and ability to enter into an Environmental Cost Sharing and Indemnity Agreement (hereinafter defined). The Company and the Development Authority are working to conclude the sale of the Tifton facility on this date. However, there can be no assurance that the sale will be consummated in this or any other timeframe.

    Also, on February 28, 1997, the Company entered into a lease and reimbursement agreement (the "Agreement"), which was approved by the Development Authority, providing for the lease of the Tifton facility to a third party (the "Tenant"). The Agreement, as amended, provides for monthly rentals in the amount of $3,600 and expires on the earlier of the closing date of the Contract of Sale or July 31, 1997. The Agreement further provides for reimbursement of costs associated with environmental matters at the Tifton facility (the "Environmental Cost Sharing and Indemnity Agreement") (see Note 7 to the Financial Statements) to the Company from the Tenant. Such reimbursement of costs shall be at an amount that is the lesser of (i) $150,000 or (ii) one-half of the costs actually paid by the Company to perform remedial action associated with the site. All other costs associated with remediation of the contaminants found at the site will be the obligation of the Company. During the thirteen weeks ended May 4, 1997, the Company increased its accrual for environmental remediation by $0.1 million to cover its expected costs for environmental remediation at the Tifton facility (net of expected reimbursement from the Tenant). This resulted in a $0.1 million increase to the expected loss on sale of the Tifton facility and was charged to reorganization items during the thirteen weeks ended May 4, 1997.

    As of May 4, 1997, $4.2 million was included in property, plant, and equipment held for sale relating to certain unerected equipment located at the Tifton facility. Such equipment is not being sold in connection with the sale of the Tifton facility. The Company is currently negotiating the sale of such equipment and, based upon current negotiations, the Company anticipates a selling price for the related equipment that is $3.0 million below its current net book value. Accordingly, during the thirteen weeks ended February 2, 1997, the Company accrued the expected loss of $3.0 million associated with the sale of such equipment to reorganization expense.

    During the thirteen weeks ended May 4, 1997, the Company increased pre-petition unsecured liabilities by $3.3 million associated with contract rejection damages relating to the Company's former headquarters and marketing offices lease ($1.7 million), the termination of a contract to purchase certain equipment ($0.9 million) and two rejected contracts relating to the former Carpini joint venture ($0.7 million). These charges were recognized as reorganization items during the thirteen weeks ended May 4, 1997. The Company partially offset these charges by recognizing a $0.9 million net receivable from the Company's current landlord related to its assumption of a portion of the Company's former headquarters lease. In connection with these events, among other things, GE Capital agreed to modify the EBITDA covenant calculation required under the DIP Facility to exclude these losses from the determination of EBITDA.

Item 2.

                            FORSTMANN & COMPANY, INC.
                             (DEBTOR-IN-POSSESSION)
        MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1996 Form 10-K for a discussion of the Company's financial condition as of November 3, 1996, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1997 fiscal year.

Forward Looking Statements
--------------------------

Certain statements contained in this Form 10-Q under Item 2. and certain statements contained elsewhere herein, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such statements may relate, among other things, to future economic performance of the Company, the plans and objectives of management for future operations, including plans or objectives relating to the products of the Company, and projections of revenues, income, income loss, earnings, and earnings loss per share, capital expenditures, capital structure or other financial terms, and assumptions relating to the foregoing. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Those risks, uncertainties and other factors include those accompanying such forward-looking statements, the Company's Bankruptcy proceeding, demand for the Company's products, competition, the Company's production needs, wool market conditions, expenses associated with the Company's plan of reorganization, the ability of the Company to obtain adequate exit financing on favorable terms, the adequacy of the Company's current and exit financing and any unexpected financing requirements, as well as other factors contained herein and in the Company's other securities filings.

Recent Events
-------------

As described more thoroughly in Note 1 to the Financial Statements contained in
Item 1. of this Form 10-Q, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). During the fourth quarter of fiscal year 1996, management began efforts to negotiate and document a plan of reorganization pursuant to which the Company will emerge from bankruptcy. On April 15, 1997 the Company filed a disclosure statement with the Bankruptcy Court regarding the Company's plan of reorganization. The plan of reorganization calls for the exchange of all of the unsecured claims against the Company for all the equity in the reorganized Company (excluding shares of new common stock issuable upon exercise of the new warrants issued pursuant to the plan of reorganization to the holders of the Company's existing redeemable preferred stock and common stock or options to be granted pursuant to the plan of reorganization under the management stock option plan). Under the plan, the claims of secured creditors will either be fully paid or refinanced (except for any portion deemed to be an unsecured deficiency claim) pursuant to the terms of the plan. The plan further provides for the payment in full of administrative claims (which includes reclamation claims and approved professional fees), priority tax claims and convenience claims (unsecured claims in the amount of $400 or less). See Note 1 to the Financial Statements for a more complete description. The Bankruptcy Court approved the adequacy of the disclosure statement on May 15, 1997 and the Company distributed the disclosure statement and plan of reorganization to the Company's creditors and stockholders on or about May 28, 1997. The Company is currently soliciting the votes of its creditors and stockholders with respect to the plan in accordance with the Bankruptcy Code. The confirmation hearing for the Company's plan of reorganization is set to be heard in the Bankruptcy Court at 10:00am on July 9, 1997. Because the plan of reorganization is supported by the Creditors' Committee, the Company's Board of Directors and its senior management, the Company currently anticipates that the plan of reorganization can be confirmed and consummated by the latter part of July, 1997. However, there can be no assurance that the Company will confirm and consummate a plan of reorganization in such time frame or at all.

The Company has entered into an agreement with BankAmerica Business Credit, Inc. ( BABC ), which was approved by the Bankruptcy Court, pursuant to which BABC committed subject to various conditions described in Note 1 to the Financial Statements, to provide exit financing to the Company upon the conclusion of the bankruptcy proceeding. The agreement provides for a revolving credit facility of up to $85.0 million, subject to a $6.5 million reserve against availability which is reduced, in part, as the principal of the term loan is amortized, to cover working capital requirements and a term loan of $31.5 million to refinance certain secured borrowings. See Note 1 to the Financial Statements for a more thorough description.

Financial Condition and Liquidity
----------------------------------
The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for apparel manufacturers to produce apparel for retail sale during the fall and winter months. This results in a seasonal sales order and billing pattern which historically generates higher sales during the Company's second and third fiscal quarters compared to the Company's first and fourth fiscal quarters. This sales pattern places seasonal constraints on the Company's manufacturing operations which, results in increased working capital requirements in the Company's first fiscal quarter relating to the manufacture of certain components of inventory which are sold in the Company's second and third quarters. The seasonal sales and order pattern also results in increased levels of accounts receivable due to the larger sales volume and dated sales to coating fabric customers which allows for payment 60 (sixty) days from July 1 for invoices billed in January through June.

During the twenty-six week period ended May 4, 1997 (the "1997 Period"), operations used $8.5 million in cash, whereas $0.5 million in cash was used during the twenty-six week period ended April 28, 1996 (the "1996 Period"). The $8.0 million increase in cash used during the 1997 Period compared to the 1996 Period is primarily attributable to accounts receivable using approximately $7.4 million more in cash, inventories providing $5.4 million less in cash which were somewhat offset by a reduction in the net loss of $1.6 million during the 1997 Period and other changes in current assets and liabilities. Accounts receivable used $17.9 million in the 1997 Period, an increase of $7.4 million compared to the 1996 Period. Such increase primarily relates to an increase in "dated" sales in the 1997 Period. Accounts receivable with "dated" terms at May 4, 1997 was $14.1 million, an increase of $8.0 million compared to April 28, 1996. Inventories used $0.1 million in the 1997 Period compared to $5.3 million provided in the 1996 Period. During the 1996 Period, the Company slowed manufacturing operations in response to the Company's strained financial liquidity and implemented an aggressive inventory reduction program which was substantially completed by the end of fiscal year 1996. The resulting reduction in inventories has helped lessen the magnitude of the effect of the Company's seasonality on inventories and has resulted in net inventories at May 4, 1997 being approximately equal to net inventories at November 3, 1996.

Investing activities used $0.6 million in both the 1997 Period and the 1996 Period. Since the Bankruptcy Filing, the Company has curtailed its capital expenditures. Under the terms of the Company's DIP Facility, capital expenditures can not exceed $5.0 million in fiscal year 1997 and the Company is Prohibited from entering into any additional capital lease obligations.
Further, the DIP Facility prohibits the Company from entering into any operating lease obligations other than for replacement of existing operating lease obligations where the minimum annual rental payments under the new operating lease does not exceed the old operating lease by $50,000 or more. Capital additions, for plant and equipment and investment in other assets, principally computer information systems, were $1.9 million for fiscal year 1996. The Company expects spending for capital expenditures, principally plant and equipment, in fiscal year 1997 to be greater than fiscal year 1996 due to renewals or betterments of plant and equipment and compliance with environmental regulations. The Company is currently reassessing its investment in computer information systems and has slowed the development and implementation of additional computerized applications. Accordingly, the Company expects spending for computer information systems to be somewhat lower in fiscal year 1997 as compared to fiscal year 1996.

The Company has obtained debtor-in-possession (DIP) financing from General Electric Capital Corporation ("GE Capital") under a revolving facility (the "DIP Facility") which provides up to $85.0 million in financing (including a $10.0 million letter of credit facility) under a borrowing base formula, less outstanding advances and letters of credit. The DIP Facility is subject to certain borrowing base limitations and expires on October 31, 1997. The
Company s operations and investing activities are funded through a combination of borrowings under the DIP Facility and internally generated funds. During the 1997 Period, the Company's net borrowing under the DIP Facility was $10.3 million, whereas, during the 1996 Period the Company's net borrowings under the DIP Facility (including the repayment of the GE Capital Facility) was $2.6 million due to changes in the Company's working capital requirements discussed above. During the thirteen weeks ended May 4, 1997, the Company recognized additional pre-petition unsecured liabilities of $3.3 million associated with the rejection of the Company's former headquarters and marketing offices lease ($1.7 million), the termination of a contract to purchase certain equipment ($0.9 million) and the rejection of certain agreements relating to the Company's arrangement with Carpini ($0.7 million). These charges were recognized as reorganization items during the thirteen weeks ended May 4, 1997. The Company partially offset these charges by recognizing a $0.9 million net receivable from the Company's current landlord related to its assumption of a portion of the Company's former headquarters lease. In connection with these events, GE Capital agreed to modify the EBITDA covenant calculation required under the DIP Facility to exclude these losses from the determination of EBITDA. The Company repaid $0.4 million in borrowings outstanding under the CIT Equipment Facility and other financing arrangements during the 1997 Period, whereas, during the 1996 Period, $1.2 million was repaid under such financing arrangements.
Further, during the 1997 period $0.6 million in deferred financing costs was incurred compared to $0.3 million incurred during the 1996 Period. This is primarily due to the Company's efforts to obtain new financing which will be used to fund the Company's plan of reorganization. As a result of the foregoing, during the 1997 Period, $9.2 million was provided by financing activities whereas during the 1996 Period, $1.1 million was provided by financing activities.

The Company believes that cash generated from operations and borrowings under the DIP Facility and exit finanicing will be sufficient to fund its fiscal year 1997 working capital and capital expenditures requirements. However, expected cash flows from operations is dependent upon achieving sales expectations during fiscal year 1997 which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Due to the seasonal nature of the Company's core woolen and worsted business, the Company s borrowings under its DIP Facility will tend to increase during the first three quarters of the Company's fiscal year until the fourth quarter, when, at year-end, borrowings tend to be the lowest. However, borrowings at the end of fiscal year 1997 may be higher than at the beginning of fiscal year 1997 or higher during various times within fiscal year 1997 than comparable periods within fiscal year 1996.

The sales order backlog at June 1, 1997 was $65.3 million whereas at the comparable time a year earlier the sales order backlog was $49.5 million. The composition of the sales order backlog at June 1, 1997 reflects a significantly stronger woolen fabrics order position which is somewhat offset by a weaker worsted fabrics order position. The improvement in the woolen fabric backlog position at June 1, 1997 is attributable to improved coating fabric market conditions for domestic suppliers and the favorable market conditions for women s wear woolen fabrics. The decline in the worsted fabrics order position is primarily due to women's wear worsted fabrics. The decline in the women s wear worsted sales order position reflects a more competitive, price sensitive market. The Company expects the women s wear worsted market to become even more competitive during the remainder of fiscal year 1997 due, in part, to an over capacity in global worsted wool manufacturing which is attributable to the continuing reduction in demand for certain worsted products.

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Based on wool costs incurred during the 1997 Period and the Company's forward purchase commitments, the Company expects wool costs to decrease approximately 3% in fiscal year 1997 as compared to fiscal year 1996. Recently wool costs have begun to increase above levels realized in fiscal year 1996 and in the 1997 Period. Because of the Company's existing forward purchase commitments for wool, the Company does not anticipate that the recent increases in the wool market will adversely impact the remainder of fiscal year 1997.

RESULTS OF OPERATIONS
---------------------

THE 1997 TWENTY-SIX WEEK PERIOD ("1997 PERIOD") COMPARED TO THE 1996 TWENTY-SIX WEEK PERIOD ("1996 PERIOD").

The Company's business is seasonal and accordingly results for these interim periods are not indicative of results for a full fiscal year. Net sales for the 1997 Period were $96.0 million, approximately the same as the 1996 Period.
Total yards of fabric sold increased 3.8% during the 1997 Period. The average per yard selling price decreased to $7.23 per yard from $7.45 per yard due to shifts in product mix. The increase in sales was primarily due to sales increases in women's woolen apparel product lines, including women's outerwear fabrics, which were offset by weaker sales in the women's worsted product lines.

The increase in women's woolen sales relates to the Company offering certain strategic customers favorable competitive pricing and terms on purchases of certain woolen fabrics during the fourth quarter of its fiscal year 1996 which were manufactured and sold during the 1997 Period. In addition, the Company has benefited from a favorable market for women's woolen sales in the 1997 Period compared to the 1996 Period. Women's outerwear increased as market conditions for domestic suppliers began to rebound from import pressures felt during the 1996 Period. Men's wear woolen and worsted sales were slightly ahead in the 1997 Period when compared to the 1996 Period. However, the Company expects the men's wear business to remain very competitive and anticipates that sales for fiscal year 1997 will be slightly less than fiscal year 1996 sales as a result of the increased competition. The decrease in women's worsted sales reflects a more competitive, price sensitive market due, in part, to an over capacity in global worsted wool manufacturing.

The Company, in late 1995, began a product rationalization process which assesses each of the Company's product's potential sales volume, manufacturing complexity, margin contribution and other product specific factors. Through the product rationalization process, the Company eliminated numerous product offerings and three product lines. The Company is beginning to realize the effects of product rationalization as is evidenced by the Company's improved gross profit which has also been significantly impacted by cost reductions implemented since the Bankruptcy Filing. Although the Company has eliminated several product lines and styles within remaining product lines, the Company expects sales dollars to be at least equal to fiscal year 1996 due to increased demand for certain of the Company's core products in fiscal year 1997. Sales of discontinued product lines: career uniforms, converting and international were $2.8 million during the 1997 Period as compared to $4.5 million during the 1996 Period. Excluding government sales ($3.4 million in the 1997 Period and $4.0 million in the 1996 Period), net sales for the 1997 Period increased 1.3% from the 1996 Period.

Cost of goods sold decreased $2.3 million to $81.2 million during the 1997 Period primarily as a result of manufacturing cost reductions and shifts in product mix. Gross profit increased $2.9 million or 24.9% to $14.8 million in the 1997 Period, and gross profit margin for the 1997 Period was 15.4% compared to 12.4% for the 1996 Period.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 11.4% to $8.0 million in the 1997 Period compared to $9.0 million in the 1996 Period. The majority of the decrease in the 1997 Period is due to lower human resource related expenses as a result of the Company's continuing efforts to reduce its overhead in response to reduced sales, a decrease in professional services related expenses and a decrease in royalty expense. The Company has reduced human resource expenses by approximately 16.0% in the 1997 Period as compared to the 1996 Period. Such reduction is attributable to the Company aligning the organization to be more responsive to customer needs and matching the Company's fixed overhead to market conditions and expectations. Royalty expense decreased $0.1 million as the Company is no longer accruing any royalty expense in connection with the rejected Carpini agreements. Such decrease was somewhat offset by higher incentive compensation expense in the 1997 Period.

The provision for uncollectible accounts decreased from $0.6 million in the 1996 Period to $0.4 million in the 1997 Period. Such decrease is primarily attributable to the Company decreasing its specific allowance for uncollectible accounts during the 1997 Period.

Interest expense for the 1997 Period was $3.3 million or $1.3 million lower than the 1996 Period. This decrease is attributable to lower average borrowings under the DIP Facility in the 1997 Period.

During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, for the 1997 Period and for fiscal year 1996, no income tax benefit can be recognized from the realization of net operating losses.

The loss applicable to common shareholders was $5.3 million in the 1997 Period compared to $6.9 million in the 1996 Period.


THE THIRTEEN-WEEK PERIOD ENDED MAY 4, 1997 (THE "1997 SECOND QUARTER") COMPARED TO THE THIRTEEN-WEEK PERIOD ENDED APRIL 28, 1996 (THE "1996 SECOND QUARTER").

Net sales for the 1997 Second Quarter were $64.8 million, an increase of 4.3% from the 1996 Second Quarter. Total yards of fabric sold increased 9.9% during the 1997 Second Quarter. However, the average per yard selling price decreased to $7.28 per yard from $7.66 per yard due to shifts in product mix. The increase in sales was primarily due to a sales increase in the women's woolen apparel product lines, including women s outerwear fabrics, which were offset by weaker sales in the women's worsted product lines. The increase in women's woolen and women's outerwear reflects favorable market conditions.

Cost of goods sold increased $1.6 million to $52.9 million during the 1997 Second Quarter primarily as a result of increased sales which were somewhat offset by cost reductions. Gross profit increased $1.1 million or 10.0% to $11.9 million in the 1997 Second Quarter, and gross profit margin for the 1997 Second Quarter was 18.4% compared to 17.5% for the 1996 Second Quarter.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 15.6% to $3.7 million in the 1997 Second Quarter compared to $4.4 million in the 1996 Second Quarter. The majority of the decrease in the 1997 Second Quarter is due to lower human resource related expenses as a result of the Company's continuing efforts to reduce its overhead. Such reduction is attributable for the reasons discussed in the 1997 Period compared to the 1996 Period.

The provision for uncollectible accounts was approximately the same during the 1997 Second Quarter when compared to the 1996 Second Quarter due to the Company's specific reserves being adequate to cover potential future uncollectible accounts.

Interest expense for the 1997 Second Quarter was $1.7 million or $0.5 million lower than the 1996 Second Quarter. This decrease is attributable to lower average borrowings under the DIP Facility.

During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, for the 1997 Second Quarter and for fiscal year 1996, no income tax benefit can be recognized from the realization of net operating losses.

The income applicable to common shareholders was $2.0 million in the 1997 Second Quarter compared to $2.3 million in the 1996 Second Quarter.

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings

            Reference is made to Note 7 to the Financial Statements contained in
            Item 1 of Part 1 to this Form 10-Q and the Company's bankruptcy proceeding described in Note 1 hereto.


Item 6.     Exhibits and Reports on Form 8-K:


(a)  Exhibits


     11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

     15.1 Independent Accountants' Review Report, dated May 30, 1997 from Deloitte & Touche LLP to Forstmann & Company, Inc.

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

June 18, 1997
-------------
    Date


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

15.1      Independent Accountants' Review Report, dated
          May 30, 1997, from Deloitte & Touche
          LLP to Forstmann & Company, Inc.

23.1      Consent of Deloitte & Touche LLP.







                                                                    Exhibit 15.1
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Forstmann & Company, Inc. (Debtor-in-Possession):

We have reviewed the accompanying condensed balance sheet of Forstmann & Company, Inc. (Debtor-in-Possession) as of May 4, 1997 and the related condensed statements of operations for the thirteen weeks and twenty-six weeks ended May 4, 1997 and April 28, 1996, the condensed statements of cash flows for the twenty-six weeks ended May 4, 1997 and April 28,1996 and the condensed statement of changes in shareholders' deficit for the twenty-six weeks ended May 4, 1997. These financial statements are the responsibility of the Company's management.

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



/s/ Deloitte & Touche LLP
-------------------------
May 30, 1997
Atlanta, Georgia




                                                                    Exhibit 23.1




May 30, 1997

Forstmann & Company, Inc.
1155 Avenue of the Americas
New York, New York 10036

Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Forstmann & Company, Inc. (Debtor-in-Possession) for the periods ended May 4, 1997 and April 28, 1996, as indicated in our report dated May 30, 1997 (which included explanatory paragraphs concerning bankruptcy matters and matters that raise substantial doubt about the Company's ability to continue as a going concern); because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended May 4, 1997, is incorporated by reference in Registration Statement No. 33-57643 on Form S-8 and Registration Statement No. 33-56367 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Yours truly,



/s/ Deloitte & Touche LLP
-------------------------
Atlanta, Georgia