Form 10-Q
period 1997-08-03
FORSTMANN & CO INC
filed 1997-09-19
CIK 798246

As filed with the Securities and Exchange Commission on September 18, 1997.



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 1997
                               --------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to               .
                               -------------    --------------


Commission File Number: 1-9474



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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    X   Yes          No
                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 4,384,436 shares of common stock, $.01 par value, outstanding as of September 18, 1997.


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 1997
                               --------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                  .
                                --------------     ----------------


Commission File Number: 1-9474


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
       (Address of principal executive offices)            (Zip Code)

       (Registrant's telephone number, including area code) (212) 642-6900
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X   Yes            No
                                     -----          -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     X   Yes          No
                        -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 4,384,436 shares of common stock, $.01 par value, outstanding as of September , 1997.

Total number of pages:[    ] pages.


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                     FORSTMANN & COMPANY, INC.
                                                CONDENSED STATEMENTS OF OPERATIONS
                                                            (unaudited)

                                       Reorganized
                                         Company                          Predecessor Company
                                      -----------        ---------------------------------------------------------------------
                                      Period From         Period From                         Period From
                                        July 23,             May 5,          Thirteen         November 4,          Thirty-Nine
                                        1997 to             1997 to        Weeks Ended          1997 to            Weeks Ended
                                        August 3,           July 22,          July 28,          July 22,             July 28,
                                          1997                1997             1996               1997                 1996
                                          ----                ----             ----               ----                 ----
Net sales                              $8,016,000        $ 45,880,000       $58,009,000       $141,884,000       $153,402,000

Cost of goods sold                      5,853,000          41,893,000        48,849,000        123,128,000        132,417,000
                                       ----------        ------------       -----------       ------------       ------------

Gross profit                            2,163,000           3,987,000         9,160,000         18,756,000         20,985,000

Selling, general
 and administrative
 expenses                                 419,000           3,594,000         4,204,000         11,575,000         13,207,000

Provision for
 uncollectible accounts                    64,000            (177,000)          464,000            252,000          1,064,000
                                       ----------        ------------       -----------       ------------       ------------

Operating income                        1,680,000             570,000         4,492,000          6,929,000          6,714,000

Interest expense                          216,000           1,646,000         2,355,000          4,958,000          7,001,000
                                       ----------        ------------       -----------       ------------       ------------

Income (loss) before
  reorganization items,
  income taxes and
  extraordinary item                    1,464,000          (1,076,000)        2,137,000          1,971,000           (287,000)

Reorganization items                         -             25,076,000         3,259,000         33,401,000          7,692,000
                                       ----------        ------------       -----------       ------------       ------------

Income (loss) before
  income taxes and
  extraordinary item                    1,464,000         (26,152,000)       (1,122,000)       (31,430,000)        (7,979,000)

Income taxes not
  payable in cash                         571,000                -                 -                  -                  -
                                       ----------        ------------       -----------       ------------       ------------

Income (loss) before
  extraordinary item                      893,000         (26,152,000)       (1,122,000)       (31,430,000)        (7,979,000)

Extraordinary item -
  gain on debt
  discharge                                  -             24,135,000              -            24,135,000               -
                                       ----------        ------------       -----------       ------------       ------------

Net income (loss)                      $  893,000        $ (2,017,000)      $(1,122,000)      $ (7,295,000)      $ (7,979,000)
                                       ==========        ============       ===========       ============       ============



Per share and share information (Note 11)


See notes to financial statements.

                                                     FORSTMANN & COMPANY, INC.
                                                     CONDENSED BALANCE SHEETS
                                                AUGUST 3, 1997 AND NOVEMBER 3, 1996

                                                                       Reorganized           Predecessor
                                                                         Company               Company
                                                                      -------------         ------------
                                                                        (unaudited)

                                                                          August 3,          November 3,
                                                                           1997                 1996
                                                                           ----                 ----
ASSETS

Current Assets:

  Cash                                                                $    296,000          $     48,000
  Cash restricted for settlement of
    unpaid claims                                                          685,000                  -
  Accounts receivable, net of
    allowance of $64,000 and
    $4,205,000                                                          56,020,000            35,890,000
  Inventories                                                           46,980,000            44,646,000
  Current deferred tax assets                                                 -                     -
  Other current assets                                                     761,000               224,000
  Property, plant and equipment
    held for sale                                                             -                1,250,000
                                                                      ------------          ------------

    Total current assets                                               104,742,000            82,058,000

Property, plant and equipment, net                                      25,248,000            65,664,000
Other assets                                                             1,881,000             2,207,000
                                                                      ------------          ------------

    Total                                                             $131,871,000          $149,929,000
                                                                      ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Current maturities of long-term debt                                $  5,661,000          $ 48,389,000
  Accounts payable                                                       2,096,000             2,173,000
  Accrued liabilities                                                   14,178,000            13,399,000
                                                                      ------------          ------------

    Total current liabilities                                           21,935,000            63,961,000

Long-term debt                                                          58,529,000             4,010,000

Deferred tax liabilities                                                      -                     -

Accrued additional pension
  liability in excess of accumulated
  benefit obligation                                                     1,170,000                  -
                                                                      ------------          ------------

Total liabilities not subject to compromise                             81,634,000            67,971,000

Liabilities subject to compromise                                             -               88,631,000

Redeemable preferred stock subject to
  compromise                                                                  -                2,655,000

Shareholders' Equity (Deficit):
  New common stock                                                          43,844                  -
  Old common stock                                                            -                    5,619
  Additional paid-in capital                                            49,300,156            26,564,381
  Excess of additional pension liability
    over unrecognized prior service cost                                      -               (1,107,000)
  Retained earnings (deficit)                                              893,000           (34,791,000)
                                                                      ------------          ------------

    Total shareholders' equity (deficit)                                50,237,000            (9,328,000)
                                                                      ------------          ------------

    Total                                                             $131,871,000          $149,929,000
                                                                      ============          ============

See notes to financial statements.

                                                     FORSTMANN & COMPANY, INC.
                                                CONDENSED STATEMENTS OF CASH FLOWS
                                                            (unaudited)

                                                                Reorganized
                                                                 Company                   Predecessor Company
                                                              ------------           -------------------------------

                                                               Period From           Period From
                                                                 July 23,            November 4,         Thirty-Nine
                                                                  1997 to               1997 to          Weeks Ended
                                                                 August 3,             July 22,            July 28,
                                                                   1997                  1997                1996
                                                                   ----                   ----                ----
Net income (loss)                                               $    893,000         $ (7,295,000)      $ (7,979,000)
                                                                ------------         ------------       ------------
  Adjustments to reconcile
  net income (loss) to net
  cash provided (used) by
  operating activities:
    Depreciation and amortization                                   150,000           10,600,000          9,332,000
    Income taxes not payable in cash                                 571,000                 -                  -
    Income taxes refunded (paid), net                                   -                (108,000)           286,000
    Provision for uncollectible accounts                              64,000              252,000          1,064,000
    Loss from disposal, abandonment
      and impairment of machinery
      and equipment and other assets                                    -               4,385,000            261,000
    Adjustment of accounts
      to fair value                                                     -              22,076,000               -
    Gain on discharge of debt                                           -             (24,135,000)              -
    Changes in current assets
      and current liabilities:
        Accounts receivable                                       (3,321,000)         (18,461,000)       (14,550,000)
        Inventories                                                1,491,000            2,685,000         17,900,000
        Other current assets                                         100,000             (996,000)           102,000
        Accounts payable                                          (1,868,000)           2,028,000          1,113,000
        Accrued liabilities                                          410,000            3,678,000          1,627,000
        Accrued interest payable                                     103,000           (2,884,000)         1,494,000
    Operating liabilities subject
      to compromise                                                     -                (513,000)          (945,000)
                                                                ------------         ------------       ------------

  Total adjustments                                               (2,300,000)          (1,393,000)        17,684,000
                                                                ------------         ------------       ------------

    Net cash provided (used) by
      operating activities                                        (1,407,000)          (8,688,000)         9,705,000
                                                                ------------         ------------       ------------

Cash flows provided (used) in
investing activities:
  Capital expenditures                                              (103,000)          (1,036,000)          (412,000)
  Investment in computer
    information systems                                               (3,000)            (289,000)          (669,000)
  Net proceeds from disposal of
    property, plant and equipment                                      -               2,612,000             50,000
                                                                ------------         -------------      ------------

    Net cash provided (used) in
      investing activities                                          (106,000)           1,287,000         (1,031,000)
                                                                ------------         -------------      ------------

Cash flows from financing activities:
  Net borrowings (repayments) under
    the DIP Facility                                                    -             (16,017,000)        31,673,000
  Net repayments under the
    GE Capital Facility                                                 -                    -           (38,626,000)
  Net borrowings under the
    Revolving Loan Facility                                        1,763,000           26,244,000               -
  Borrowings under the Term
    Loan Facility                                                       -              31,450,000               -
  Borrowings under financing
    arrangements                                                        -               1,691,000               -
  Repayment of CIT Equipment Facility
    and other financing arrangements                                  (1,000)          (6,368,000)        (1,391,000)
  Repayment of Senior Secured Notes                                     -             (26,909,000)              -
  Deferred financing costs                                              -              (2,006,000)          (327,000)
  Other                                                                 -                    -                (6,000)
                                                                ------------         ------------       ------------

    Net cash provided (used) by
      financing activities                                         1,762,000            8,085,000         (8,677,000)
                                                                ------------         ------------       ------------

Net increase (decrease) in cash                                      249,000              684,000             (3,000)

Cash at beginning of period                                          732,000               48,000             52,000
                                                                ------------         ------------       ------------

Cash at end of period                                           $    981,000         $    732,000       $     49,000
                                                                ============         ============       ============


                                                     FORSTMANN & COMPANY, INC.
                                          CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                                            (unaudited)


                                                                  Reorganized
                                                                    Company                  Predecessor Company
                                                                 -----------          ------------------------------

                                                                  Period From          Period From
                                                                    July 23,           November 4,        Thirty-Nine
                                                                    1997 to              1996 to          Weeks Ended
                                                                  August 3,             July 22,           July 28,
                                                                      1997                 1997               1996
                                                                     ----                 ----               ----
Supplemental disclosure of cash flow
  information relating to the
  Chapter 11 proceeding:

     Cash paid during the period for
       professional fees                                             $519,000          $3,489,000          $3,084,000
                                                                     ========          ==========          ==========

     Cash paid during the period relating
       to the rejection or amendment of
       executory contracts                                           $   -             $     -             $  754,000
                                                                     ========          ==========          ==========

     Cash paid during the period for other
       items                                                         $ 14,000          $  530,000          $  409,000
                                                                     ========          ==========          ==========



See notes to financial statements.

                                                     FORSTMANN & COMPANY, INC.
                                 CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                            (unaudited)

                                Shares                                          Pension                                Total
                                  of                       Additional          Liability         Retained           Shareholders'
                                Common       Common          Paid-In          Over Prior         Earnings              Equity
                                 Stock        Stock          Capital         Service Cost        (Deficit)           (Deficit)
                                 ------      ------         --------         -------------       --------            --------
PREDECESSOR
  COMPANY:

Balance,
  November 3, 1996               5,618,799     $ 5,619       $26,564,381      $(1,107,000)       $(34,791,000)       $ (9,328,000)

Loss for period
  before debt
  discharge and
  refinancing
  and fresh start
  accounting                          -           -                 -                -             (8,760,000)         (8,760,000)

Adjustments for:

   Cancellation of
     old common
     stock and
     old
     preferred
     stock                      (5,618,799)     (5,619)        2,660,619             -                   -              2,655,000

   Discharge of
     debt                        4,384,436      43,844        62,697,156             -             24,135,000          86,876,000

   Debt
     refinancing
     expense                          -           -                 -                -               (594,000)           (594,000)

Fresh start
 accounting
 adjustments:

   Fair market
     valuation
     of assets
     and
     liabilities                      -           -                 -                -            (22,076,000)        (22,076,000)

   Eliminate
     retained
     earnings
     deficit
     and pension
     liability
     over prior
     service cost                    -           -          (43,193,000)       1,107,000          42,086,000                -
                                 ---------    -------       -----------       ----------        ------------        ------------

Balance,
  July 22, 1997                  4,384,436     $43,844       $48,729,156       $     -           $       -           $ 48,773,000


REORGANIZED
  COMPANY:

Income for period                    -           -                 -                -                893,000             893,000

Income taxes not
  payable in cash                    -           -              571,000             -                   -                571,000
                                 ---------    -------       -----------       -----------       ------------        ------------

Balance,
  August 3, 1997                 4,384,436     $43,844       $49,300,156       $     -           $    893,000        $ 50,237,000
                                 =========    =======       ===========       ===========       =============       ============

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 3, 1997
                                   (unaudited)

1. Forstmann & Company, Inc. (the "Company") is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard tables, sports caps and school uniforms.

2. On September 22, 1995, the Company filed a voluntary petition for relief (the "Bankruptcy Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). From September 22, 1995 to July 22, 1997, the Company operated as a debtor-in-possession.

   On May 14, 1997, the Company filed its First Amended Plan of Reorganization (the "Plan of Reorganization") and an accompanying First Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code (the "Disclosure
   Statement").   On May 15, 1997, the  Bankruptcy Court entered an order
   approving the Company's Disclosure Statement, and on or about May 28, 1997, the Company began to solicit the vote of its creditors and stockholders with respect to the Plan of Reorganization in accordance with the Bankruptcy Code. On July 9, 1997, the Bankruptcy Court entered an order confirming the Plan of Reorganization. On July 23, 1997 (the "Effective Date"), the Plan of Reorganization was consummated by the Company.

   The Plan of Reorganization is primarily an equity conversion plan, pursuant to which all general unsecured claims against the Company were converted into 100% of common stock of the reorganized Company issued and outstanding on the Effective Date based on a ratio of 50 shares per each $1,000 of allowed unsecured claim. Secured claims against the Company aggregating approximately $60.1 million were either refinanced, reinstated or restructured as more fully described in Note 9 to the Financial Statements contained herein. In addition, in connection with the Plan of Reorganization, as of the Effective Date:

      (i) holders of the Company's redeemable preferred stock received in the aggregate warrants entitling them to purchase 43,878 shares of the new common stock of the Company within two years of the Effective Date at an exercise price of $23 per share, and the preferred stock was canceled;

      (ii) holders of the Company's old common stock received in the aggregate warrants entitling them to purchase 43,878 shares of the new common stock of the Company within two years of the Effective Date at an exercise price of $23 per share, and the old common stock was canceled;

      (iii) holders of options to purchase common stock of the Company received no distributions under the Plan, and the options were canceled;

      (iv) an aggregate of 487,528 shares of common stock of the reorganized Company were reserved for issuance upon exercise of options granted or to be granted pursuant to the Company's Management Stock Option Plan and, as of the Effective Date, 146,258 options were granted to certain employees of the Company at an exercise price of $12.88 per share;

      (v) the Company entered into a Loan and Security Agreement dated as of July 23, 1997 (the "Loan and Security Agreement") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and the financial institutions named therein, the proceeds of which were used to repay all amounts outstanding under the Company's GE Capital DIP Facility (hereinafter defined) and CIT Equipment Facility (hereinafter defined), repay the principal and a portion of the accrued and unpaid interest due under the Senior Secured Notes (hereinafter defined) and fund other amounts due pursuant to the Plan of Reorganization and the Loan and Security Agreement.

   Reference is made to the Exhibits attached to the Company's Report on Form 8-K, dated July 9, 1997, for a copy of the Plan of Reorganization.

3. The condensed Financial Statements presented herein are unaudited and have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission and according to the principles of fresh start accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). As a result of the consummation of the Plan of Reorganization and application of "fresh start" accounting, the Company was required to report its financial results for the thirteen and thirty-nine weeks ended August 3, 1997 in two
   separate periods in this Form 10-Q.   Moreover, as a result of the
   consummation of the Plan of Reorganization and application of "fresh start" accounting, the reorganized Company's condensed financial statements (hereinafter defined) are not comparable to the Company's condensed financial statements for prior periods.

   The following table describes the periods presented in the condensed financial statements and related notes thereto:

      Period                        Referred to as
      ------                        --------------

      Results for the Reorganized
         Company From July 23,
         1997 to August 3, 1997     "Reorganized Company 1997 12-Day Period"

      Results for the Predecessor
         Company From May 5, 1997
         to July 22, 1997           "Predecessor Company 1997 79-Day Period"

      Results for the Predecessor
         Company Thirteen Weeks
         Ended July 28, 1996        "1996 Third Quarter"

      Results for the Predecessor
         Company From November 4,
         1996 to July 22, 1997      "Predecessor Company 1997 261-Day Period"

      Results for the Predecessor
         Company Thirty-Nine Weeks
         Ended July 28, 1996        "1996 Nine-Month Period"

      Combined Reorganized Company
         1997 12-Day Period and
         Predecessor Company 1997
         79-Day Period (Results for
         the Thirteen Weeks Ended
         August 3, 1997)            "1997 Third Quarter"

      Combined Reorganized Company
         1997 12-Day Period and
         Predecessor Company 1997
         261-Day Period (Results
         for the Thirty-Nine Weeks
         Ended August 3, 1997)      "1997 Nine-Month Period"

   In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information have been made. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 1996 (the "1996 Form 10-K"). Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted.

   Due to the seasonal nature of the Company's business, customer order patterns, and the effects of the consummation of the Plan of Reorganization and application of "fresh start" accounting, results for the periods described above are not necessarily indicative of the results for a full fiscal year.

   The total reorganization value assigned to the reorganized Company's assets was determined using several factors and by reliance on various valuation methods, including discounting cash flow, as well as by analyzing market cash flow multiples applied to the Company's pro forma adjusted 12-month trailing cash flows. The factors considered by the Company included :

      (i) Forecasted operating and cash flow results which gave effect to the estimated impact of : the restructuring and implementation of the Company's strategic initiatives; limitations on the use of available net operating loss carryovers and other tax attributes resulting from consummation of the Plan of Reorganization and other events;

      (ii) the discounted residual value at the end of the forecast period;

      (iii)  market share and position;

      (iv)  competition and general economic considerations;

      (v)   future potential profitability, and;

      (vi)  the Company's seasonality and working capital requirements.

   Based on this analysis, the Company, after consultation with the Company s creditors committee established by the Bankruptcy Court and the creditors committee s independent firm specializing in reorganizations, established the Company's reorganization value. Under the principles of "fresh start" accounting, the Company's total assets were recorded at this assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value. In accordance with fresh start accounting, the difference between the assumed reorganization value and the fair value of the identifiable tangible and intangible assets resulted in a reduction in the value assigned to property, plant and equipment. In addition, the Company's accumulated deficit was eliminated.

   The effect of the Plan of Reorganization and the application of "fresh start" accounting to the Company's condensed balance sheet as of July 22, 1997 was as follows (in thousands):



                                               Pre-Fresh
                                                 Start            Plan of                           Fresh Start
                                                Balance        Reorganization      Fair Value       Balance
                                                 Sheet          Adjustments        Adjustment       Sheet
                                             July 22, 1997          (A)                (B)        July 22, 1997
                                            -------------      -------------      ----------     -------------
Cash and cash equivalents                       $     48          $     684        $   -             $    732
Accounts receivable                                52,764               -               -               52,764
Inventory                                          41,961               -              6,510            48,471
Other current assets                                1,220               (360)           -                  860
                                                --------          ----------      ---------          --------
   Total current assets                            95,993                324           6,510           102,827

Property, plant and equipment net                 53,879               -            (28,586)           25,293
Deferred financing costs  794                         995               -              1,789
Other assets                                           91               -            -                      91
                                                --------           ---------      ---------          --------
   Total assets                                  $150,757           $  1,319        $(22,076)         $130,000
                                                ========           =========       ========          ========

Current maturities of long-term debt            $ 53,906           $(48,282)       $   -             $  5,624
Accounts payable                                    3,964               -               -                3,964
Accrued liabilities                                17,043             (3,378)           -               13,665
                                                --------           ---------       --------         ---------
   Total current liabilities                      74,913            (51,660)           -               23,253

Long-term debt            2,690                    54,114               -             56,804
Other long-term obligations                        1,170               -               -                1,170
Liabilities subject to compromise                 87,417            (87,417)           -                 -
Redeemable preferred stock                         2,655             (2,655)           -                 -
Stockholders  equity (deficit)                   (18,088)            88,937         (22,076)           48,773
                                                ---------          ---------       --------         ---------
   Total liabilities and stockholders
     equity                                      $150,757           $  1,319        $(22,076)         $130,000
                                                =========          =========       ========          ========


   (A) To record the transactions consummated pursuant to the Plan of Reorganization as outlined in Note 2 and eliminate the deficit in accumulated stockholders' deficit.

   (B) To record the adjustments to state assets and liabilities at fair value and adjust for the difference between the assumed reorganization value and the fair value of the identifiable tangible and intangible assets by reducing the value assigned to property, plant and equipment.

4. One of the Company's customers accounted for approximately 15% of the
   Company's revenues for the 1997 Nine-Month Period and another customer accounted for approximately 9% of gross accounts receivable at August 3,
   1997.   No other customer represented more than 6% of revenue during the
   1997 Nine-Month Period or 5% of gross accounts receivable at August 3,
   1997.  Generally, sales are recognized when goods are sold and then shipped to the Company s customers.  A portion of such sales is made on extended terms of up to 240 days.  At August 3, 1997, $18.1 million of sales made on extended terms were included in accounts receivable under terms of specific sales.

5. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consists of (in thousands):

                                                 August 3,   November 3,
                                                  1997          1996
                                                 ----           ----
      Raw materials and supplies                  $ 8,113        $ 7,406
      Work-in-process                              28,301         32,007
      Finished products                            10,566         11,595
      Less market reserves                           -            (6,362)
                                                 -------        -------
            Total                                  46,980         44,646
      Difference between LIFO carrying
         value and current replacement
         cost                                        -             3,936
                                                 -------        -------
      Current replacement cost                    $46,980        $48,582
                                                 =======        =======

   During the 1997 Nine-Month Period, the Company sold certain yarn inventory which had been previously identified as surplus or obsolete for its net carrying value which was $3.0 million below its gross inventory value. This transaction resulted in a release of yarn inventory market reserves of $3.0 million and did not give rise to any loss during the 1997 Nine-Month Period.
   Additionally, the Company increased market reserves by $0.9 million for inventory related to the converting fabrics product line which had been discontinued as part of the product rationalization effort undertaken in fiscal year 1996. Such reserve was necessary as a result of selling price markdowns anticipated to sell off the remaining converting fabrics inventory on hand. This expense was charged to reorganization expense during the 1997
   Third Quarter.

   In connection with the adoption of "fresh-start" accounting, the Company revalued its inventories to fair market value as of July 22, 1997. This revaluation resulted in the inventory carrying value being written up by $6.5 million.

6. Property, plant and equipment consist of the following at August 3, 1997 and November 3, 1996 (in thousands):

                                                 August 3,   November 3,
                                                   1997         1996
                                                  ----           ----
      Land                                        $   243       $    840
      Buildings                                     3,379         16,391
      Machinery and equipment                      20,636         85,977
      Construction in progress                      1,138          4,685
                                                 -------       --------
            Total                                  25,396        107,893
      Less accumulated depreciation
         and amortization                            (148)       (42,229)
                                                 -------       --------
            Net                                   $25,248       $ 65,664
                                                 =======       ========

   AS discussed in Note 4 to the Financial Statements in the 1996 Form 10-K, during fiscal year 1996, the Company announced its intention to close its Tifton facility. The closing commenced in late July 1996 and was completed in November 1996. The Company incurred $0.4 million in expenses during fiscal year 1996 and $0.1 million in expenses during the 1997 Nine-Month
   Period in connection with the relocation of certain of its wool blending machinery and equipment from the Tifton facility to the Dublin facility.
   These expenses were reflected as reorganization items in the period incurred.

   In November 1996, the Company entered into a Contract of Sale with the Tift
   County Development Authority (the Development Authority ), providing for the sale of the Tifton facility for $1.25 million. On July 18, 1997, the sale was consummated and the net proceeds of $1.25 million were applied to a portion of the accrued but unpaid interest due to the holders of the Company's Senior Secured Notes. The selling price for the Tifton facility was $1.1 million below the net book value for the facility and such loss was accrued during fiscal year 1996.

   In accordance with "fresh start" accounting, the difference between the assumed reorganization value and the fair value of the identifiable tangible and intangible assets resulted in a write-down in the value assigned to property, plant and equipment of $28.6 million. During the 1997 Third
   Quarter, the Company accelerated depreciation associated with impaired property, plant and equipment. This resulted in a $0.4 million increase to cost of goods sold and a $0.1 million increase to selling, general and administrative expenses during the 1997 Third Quarter.

7. Other assets consist of (in thousands):

                                                August 3,     November 3,
                                                  1997           1996
                                                 ----            ----
      Computer information systems, net of
         accumulated amortization of
         $0 and $1,174                              $   32        $2,270
      Deferred financing costs, net of
         accumulated amortization of
         $55 and $1,874                              1,787           679
      Other, including $0 and $246 of net
         barter credits                                 62           354
                                                    ------        ------
         Total                                      $1,881        $2,207
                                                   ======        ======

   During the 1997 Third Quarter, the Company evaluated its computer information systems that were being internally developed and concluded that the majority of such previously capitalized costs will not be recovered through future operations and, accordingly, wrote off approximately $1.2 million of such deferred software development costs.

   Also during the 1997 Third Quarter, the Company wrote off approximately $0.2 million of deferred financing costs associated with debt agreements that were fully paid in connection with the consummation of the Plan of Reorganization.

8. Accrued liabilities consist of (in thousands):

                                                 August 3,      November 3,
                                                  1997             1996
                                                 ----              ----
      Salaries , wages and related
         payroll taxes                             $   774       $   987
      Incentive compensation                           890            89
      Confirmation and retention bonus               1,774         1,200
      Vacation and holiday                           1,145         1,616
      Employee benefit plans                           514           617
      Interest on long-term debt                       107         2,888
      Medical insurance claims                       1,810         1,330
      Professional fees                              1,853         2,346
      Deferred rental and other lease
        obligations                                  2,207          -
      Environmental remediation                        367           339
      Other                                          2,737         1,987
                                                  -------       -------
         Total                                     $14,178       $13,399
                                                  =======       =======



9. Long-term debt consists of (in thousands):

                                                 August 3,    November 3,
                                                   1997          1996
                                                  ----           ----
      Revolving Loans                             $28,007     $     -
      Term Loan                                    31,450           -
      Deferred Interest Rate Notes                  1,571           -
      Other note                                      603           -
      CIT Equipment Facilities                       -             6,136
      Capital lease obligations                     2,559          3,337
      GE Capital DIP Facility                        -            16,017
      Senior Secured Notes                           -            26,909
      Senior Subordinated Notes                      -            56,632
                                                 -------       --------
            Total debt                             64,190        109,031
      Current portion of long-term debt            (5,661)       (48,389)
      Senior Subordinated Notes included in
         liabilities subject  to compromise         -            (56,632)
                                                 -------       --------
         Total long-term debt                     $58,529       $  4,010
                                                 =======       ========

   On July 23, 1997, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement provides for a revolving line of credit (including a $10.0 million letter of credit facility), subject to a borrowing base formula, of up to $85 million (the "Revolving Loan Facility") and term loans of approximately $31.5 million (the "Term Loan Facility"). Borrowings on July
   23, 1997 of $28.0 million under the Revolving Loan Facility plus the proceeds from the Term Loan Facility were used to repay all borrowings outstanding under the Company s GE Capital DIP Facility (hereinafter defined) and CIT
   Equipment Facility (hereinafter defined), repay the principal and a portion of the accrued and unpaid interest due under the Senior Secured Notes
   (hereinafter defined) and fund other amounts due pursuant to the Plan of Reorganization and the Loan and Security Agreement. The Revolving Loan
   Facility and Term Loan Facility mature on July 22, 2000. If the Company elects to terminate the Revolving Loan Facility prior to April 23, 2000, THE
   Company must pay a termination fee. The fee will be $850,000 if the termination occurs prior to the first anniversary of the Loan and Security
   Agreement, $637,500 if the termination occurs between the first and second anniversaries of the Loan and Security Agreement and $425,000 if the termination occurs between the second anniversary of the Loan and Security
   Agreement and April 23, 2000.  The Term Loan Facility can be prepaid, at the
   Company s election, without a termination fee at any time prior to maturity.
   The Company s obligations under the Loan and Security Agreement are secured by liens on substantially all of the Company's assets.

   Outstanding borrowings (including outstanding letters of credit) under the Revolving Loan Facility cannot exceed the sum of (1) 85% of eligible accounts receivable (including eligible bill and hold receivables which cannot exceed
   $17.6 million), plus (2) the lesser of $30.0 million or 65% of eligible inventory, less (3) a reserve that is initially $6.5 million and declines by $47,500 each month as payments under the Term Loan Facility are made.
   Further, the Company's borrowing base is subject to other reserves which may be established from time to time by BABC. At August 3, 1997, the Company's loan availability as defined in the Loan and Security Agreement, in excess of outstanding advances and letters of credit, was approximately $35.7 million.

   Borrowings under the Revolving Loan Facility and the Term Loan Facility bear interest, at the Company's option, at a floating rate (which is based on a Bank of America reference rate ("PRIME")) or a fixed rate (which is based on LIBOR), payable monthly. Under the Revolving Loan Facility, the floating rate is 0.25% per annum above Prime and the fixed rate is 2.50% per annum above LIBOR. Under the Term Loan Facility, the floating rate is 0.75% per annum above Prime and the fixed rate is 3.00% per annum above LIBOR.

   At August 3, 1997, there were fixed rate loans of approximately $28.0 million outstanding under the Revolving Loan Facility and a fixed rate loan of approximately $31.0 million outstanding under the Term Loan Facility. These loans bore interest at 8.125% per annum and 8.625% per annum, respectively, through August 28, 1997. Further, at August 3, 1997, approximately $450,000 of the Term Loan Facility bore floating rate interest at 9.25% per annum.

   The Term Loan Facility requires monthly principal payments of approximately
   $374,000 commencing August 31, 1997.  Further, the Company is required to pay
   50% of excess cash flow for each fiscal year, as defined in the Loan and Security Agreement, as long as the outstanding principal balance under the Term Loan Facility is greater than $23.3 million. Such excess cash flow payments are due on April 30 of each year following the fiscal year for which an excess cash flow payment is due. Such payments are to be applied against the unamortized principal portion of the Term Loan Facility in the inverse order of maturity.

   In connection with entering into the Loan and Security Agreement, the Company paid BABC approximately $728,000 as an underwriting fee and agreed to pay
   BABC, as agent, an unused line fee of 0.50% per annum on the average unused portion of the Revolving Loan Facility. The Company paid approximately
   $582,000 as a facility fee to participants in the syndicate to the Loan and Security Agreement. In addition, the Company pays BABC an agency fee of $125,000 per annum, payable monthly commencing August 1, 1997, and pays certain fees in connection with letters of credit. Further, the Company pays
   BABC a loan administration fee of 0.25% per annum on the principal amount outstanding under the Revolving Loan Facility and Term Loan Facility.

   The Loan and Security Agreement contains certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of certain restricted payments, the making of specified investments, the payment of cash dividends and the making of certain fundamental corporate changes and amendments to the Company's corporate organizational and governance instruments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria, including minimum interest and fixed charge coverage ratios, minimum adjusted tangible net worth requirements and maximum capital expenditure and software development costs.

   Reference is made to the Company's annual Financial Statement in the 1996
   Form 10-K for a discussion regarding the Company's GE Capital DIP Facility,
   Senior Secured Notes, CIT  Equipment Facility and Subordinated Notes.

   In connection with the Bankruptcy Filing, the Company obtained debtor-in-possession ("DIP") financing from General Electric Capital Corporation ("GE
   Capital") under a revolving credit facility which was approved by the Bankruptcy Court (the GE Capital DIP Facility ). In connection with emerging from bankruptcy and entering into the Loan and Security Agreement, the Company repaid all amounts outstanding under the GE Capital DIP Facility and paid approximately $103,000 in unpaid amendment fees and legal fees and expenses.

   Prior to the commencement of its bankruptcy proceeding, the Company issued an aggregate of $30 million of its Senior Secured Notes due October 30, 1997
   (the "Senior Secured Notes").  The Company's obligations under the Senior
   Secured Notes were secured by liens on substantially all of the Company's assets. On the Effective Date, the outstanding principal portion of the Senior Secured Notes was repaid in full and the Company issued subordinated floating rate notes (the "Deferred Interest Rate Notes") in respect of accrued but unpaid interest (approximately $1.6 million) due the holders of the Senior Secured Notes. In connection with the issuance of the Deferred
   Interest Rate Notes, the Company paid a closing fee of approximately $31,400.
   Further, in accordance with the Plan of Reorganization, the Company paid
   $157,000 in trustee fees and legal fees and expenses.  The Deferred Interest
   Rate Notes are due July 23, 2001 and bear interest at 4.5% per annum above
   LIBOR, payable monthly.  Subject to certain exceptions, the Deferred Interest
   Rate Notes restrict, among other things, the incurrence of indebtedness and liens.

   Prior to the commencement of its bankruptcy proceeding, the Company was a party to a loan and security agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") which provided financing for the acquisition of, and to refinance borrowings incurred to acquire various textile machinery and equipment.

   On the Effective Date, the outstanding principal and accrued but unpaid interest due under the CIT Equipment Facility was repaid in full. Further, in accordance with the Plan of Reorganization, the Company paid approximately
   $36,000 in legal fees and expenses. In addition, pursuant to the Plan of Reorganization, the Company restructured its obligations under certain capital leases.

   As discussed in Note 7 to the Financial Statements in the 1996 Form 10-K, on
   April 20, 1989, through an underwritten public offering, the Company sold
   $100 million of 14-3/4% Senior Subordinated Notes due April 15, 1999 (the
   "Senior Subordinated Notes").  As of the Bankruptcy Filing, approximately
   $56.6 million of Senior Subordinated Notes were outstanding and approximately
   $3.6 million in accrued but unpaid interest was due the holders of the Senior
   Subordinated Notes. The Senior Subordinated Notes were subordinated to all existing and future senior indebtedness (as defined) of the Company. In accordance with the Plan of Reorganization, the unsecured claims of the Senior Subordinated Notes were settled through the issuance of 3,013,744 shares of common stock of the reorganized Company. Further, in accordance with the Plan of Reorganization, the Company paid $80,000 in trustee fees associated with the Senior Subordinated Notes.

   Contractual interest expense during the 1997 Third Quarter and 1996 Third
   Quarter was $3.7 million and $4.5 million, respectively.  For the 1997 Nine-
   Month Period and 1996 Nine-Month Period, contractual interest expense was $11.4 million and $13.5 million, respectively.

   Aggregate long-term debt maturities including capital lease obligations at August 3, 1997 are as follows (in thousands):

         Fiscal Year                                Amount
         -----------                               ------
                1997                              $ 1,604
                1998                                5,414
                1999                                5,508
                2000                               50,093
                2001                                1,571
            Thereafter                               -
                                                 -------
               Total                              $64,190
                                                 =======

10. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability at August 3, 1997 and at November 3, 1996 are as follows (in thousands):

                                                   August 3,     November 3,
                                                    1997            1996
                                                   ----             ----
           Deferred tax liabilities:

           Differences between book
              and tax basis of property,
              plant and equipment                   $  -            $  9,915
           Deferred interest payable                   -               1,054
           Other                                       -                  27
                                                    -------         -------
           Total                                       -              11,415
                                                    -------         -------

           Deferred tax assets:

           Operating loss carryforwards               (1,202)        (10,187)
           Alternative minimum tax carryforwards        (923)           (846)
           Difference between book and tax basis of
              computer information systems              (267)         (1,308)
           Differences between book and tax basis
              of property, plant and equipment        (2,329)           -
           Accrued liabilities                        (2,739)         (3,363)
           Barter credit reserves                       (873)           (631)
           Allowance for uncollectible accounts       (1,701)         (1,181)
           Inventories                                  (717)         (5,671)
           Other                                         (20)           (290)
                                                    -------         -------
           Total                                     (10,771)        (23,477)
                                                    -------         -------

           Valuation allowance                        10,771          12,062
                                                    -------         -------
           Net deferred tax liability               $   -           $   -
                                                    =======         =======

     At August 3, 1997, the Company had cumulative net operating loss carryforwards for federal income tax purposes of approximately $3.0 million. For federal income tax purposes, the Company's net operating loss carryforwards begin to expire in the year 2002. Under the Plan of Reorganization, certain debt instruments were canceled in exchange for shares in the reorganized Company's common stock as more fully described in
     Note 9 to the Financial Statements contained herein. As a result, the Company recognized a gain on extinquishment of debt of approximately $24.1 million in the 1997 Third Quarter. The Company had sufficient net operating loss carryforwards to offset this gain and therefore, no income tax was recorded.

     Distribution of the new common stock of the Company to the Company's unsecured creditors pursuant to the Plan of Reorganization is believed to have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code. This ownership change limits the Company s ability to utilize its net operating loss carryforwards. Such ownership change further limits the Company's ability to utilize certain of its other carry-forward tax attributes. Certain future events may result in such benefits being utilized in the Company's future income tax returns, which the Company will record as a reduction in the valuation allowance and, in accordance with the principles of "fresh start" accounting, a credit to additional paid-in-capital.

     During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. For the Predecessor
     Company's 1997 79-Day Third Quarter, the Predecessor Company 1997 261-Day
     Period, the 1996 Third Quarter and the 1996 Nine-Month Period, no income tax benefit has been recognized from the realization of net operating losses. In accordance with SOP 90-7, an income tax provision not payable in cash was recognized for the Reorganized Company 1997 12-Day Period at an effective income tax rate of 39.0%. Such provision was credited against additional paid-in capital as net operating losses generated during the Predecessor Company 1997 261-Day Period can be used to offset net taxable income, if any, generated during the reorganized Company's fiscal period ended November 2, 1997.

11. As of the Effective Date, the Company had authorized ten million shares of common stock, par value $.01 per share.

     At August 3, 1997, 4,384,436 shares of common stock were issued and outstanding, including 255,212 shares of common stock held by the Company as the Distribution Agent under the Plan of Reorganization in a Disputed
     Claims Equity Reserve pending determination of the entitlement thereto of holders of certain disputed claims against the Company.

     On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a Registration Rights Agreement (the "Registration Rights
     Agreement") with certain holders of its common stock.  The Registration
     Rights Agreement requires that the Company file a "shelf" registration of the shares of common stock held by such holders pursuant to Rule 145 under the Securities Act of 1933 within 120 days of the Effective Date or such longer period no later than March 31, 1998 as may be determined by the Board of Directors. The Company is also required to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission and to keep the registration statement effective for a period of two years.

     Also on the Effective Date, the Company issued warrants to holders of record as of July 9, 1997 of its old common stock and its old preferred stock. Eligible stockholders received warrants to purchase an aggregate of 87,756 shares of the Company's new common stock at an exercise price of $23 per share. The warrants may be exercised at any time prior to the second anniversary of the Effective Date.

     Pursuant to the Plan of Reorganization, the Company also adopted a
     Management Stock Option Plan pursuant to which 487,528 shares of its new common stock were reserved for future issuance upon the exercise of stock options granted or to be granted pursuant to the Plan.  On the Effective
     Date, the Company granted options to purchase an aggregate of  146,258 shares of common stock at an exercise price of $12.28 per share to certain employees.  One quarter of these options vested on the Effective Date and an additional quarter will vest on each of the first three anniversaries of the Effective Date.

     Per share and share information for the Company for all periods presented in the condensed statement of operations have been omitted as such information is not deemed to be meaningful.

12. As discussed in Note 12 to the Financial Statements in the 1996 Form 10-K, the Company has accrued certain estimated costs for environmental matters.
     The Company and J. P. Stevens & Co., Inc. ("J. P. Stevens") are subject to two separate administrative orders dated December 29, 1995 issued by the Environmental Protection Division of the Georgia Department of Natural
     Resources (the "EPD") which relate to three sites at the Company s Dublin facility, one related to TCE, one related to 1, 1-DCA and another related to the Burn Area. With respect to the administrative orders, the Company and J. P. Stevens were required to submit a compliance status report
     ("CSR") and compliance status certification pertaining to the TCE and 1, 1-
     DCA sites and another CSR and compliance status certification pertaining to the Burn Area site.

     During fiscal year 1996, the Company and J. P. Stevens agreed to an allocation of the work required under the administrative orders relating to the three sites. Under the terms of the agreement, J. P. Stevens would prepare and bear the costs of preparing the CSR for the Burn Area site and the Company would prepare and bear the costs of preparing the CSR for the TCE and 1, 1-DCA sites. The agreement, as amended, was entered into by the Company and J. P. Stevens in January 1997.

     After on-going discussions between the EPD and the Company, the Company submitted the CSR and compliance status certification for the TCE and 1, 1-
     DCA sites. Subsequently, the Company received a response from the EPD to the Company's CSR that, among other things, asserted the EPD s position that the Company's TCE site was not in compliance with a Type 4 risk reduction standard. After further meetings and discussions between the EPD and the Company, on March 26, 1997, the Company confirmed in a letter to the EPD that the Company believes that the EPD has agreed to the continued operation of the Company's existing groundwater recovery program as an acceptable corrective action, subject, among other things, to the provision by the Company to provide the EPD with a Corrective Action Plan ( CAP ) that demonstrates that the existing recovery system will achieve compliance with cleanup standards acceptable to the EPD. The Company has submitted the CAP to the EPD and to date the EPD has not responded to the Company's
     CAP.

     Throughout fiscal year 1996, the Company, J. P. Stevens and the EPD had on-
     going discussions and J. P. Stevens and the EPD entered into a Consent
     Order which obligated    J. P. Stevens to prepare and submit to the EPD a
     CSR for the Burn Area within 180 days of the effective date of the Consent
     Order.  Subsequently, J. P. Stevens submitted the CSR and compliance status certification for the Burn Area certifying that the Burn Area site is in compliance with a Type 4 risk reduction standard.  To date the EPD has not
     responded to   J. P. Stevens' CSR and compliance status certification.

     In January 1997, the Company was notified by the Development Authority, a prospective purchaser (now owner, see Note 6 to the Financial Statements) of the Company's Tifton facility, that soil and groundwater samples had been taken from the Tifton facility. Based on the results of tests conducted by an environmental consultant engaged by the purchaser, the Company was informed that certain contaminants were present in the vicinity of a settling tank at the Tifton facility. Subsequently, the Company confirmed the presence of contaminants in groundwater samples taken at the site, notified the EPD and removed the settling tank. The EPD has notified the Company that a release exceeding a reportable quantity has occurred at the site and that the site has been added to the Georgia Hazardous Site
     Inventory. To date, the Company has not been informed by the EPD what, if any, further action may be required at the site. In connection with the sale of the Tifton facility, the Company and a tenant at the Tifton facility entered into an Environmental Cost Sharing and Indemnity Agreement
     (the  Agreement ) which was approved by the Development Authority.  The
     Agreement, among other things, provides for the reimbursement by the tenant of costs associated with certain environmental matters at the Tifton facility. Such reimbursement of costs shall be at an amount that is the lesser of (i) $150,000 or (ii) one-half of the costs actually paid by the Company to perform remedial action associated with the site. All other costs associated with the remediation of the contaminants found at the site will be the obligation of the Company. During the second quarter of fiscal year 1997, the accrual for environmental remediation was increased by $0.1 million to cover the Company s expected costs for environmental remediation at the Tifton facility (net of expected reimbursement from the tenant).
     This resulted in a $0.1 million increase to the loss on sale of the Tifton facility and was charged to reorganization items during the second quarter of the 1997 fiscal year.

     At August 3, 1997, the Company had $0.4 million accrued for costs to be incurred in connection with the TCE, 1, 1-DCA and Tifton facility environmental matters. The Company, subject to the EPD concurring with the Company s CAP relating to the TCE and 1, 1-DCA sites, EPD s response to J.
     P. Stevens CSR and compliance status certification and the EPD s response to the Tifton site, believes the accrual for environmental costs at August
     3, 1997 is adequate.

13.  Liabilities subject to compromise consists of (in thousands):

                                                     July 22,    November 3,
                                                       1997         1996
                                                      ----          ----
           Subordinated Notes, including accrued
           pre-petition interest                      $60,275        $60,330
           Trade accounts payable                      21,653         22,591
           Priority tax claims                           -               293
           Accrued severance                            1,488          1,295
           Deferred rental and other lease
              obligations                               1,689          2,735
           Accrued additional pension liability
              in excess of accumulated benefit
              obligation                                 -             1,170
           Other                                        2,312            217
                                                     -------        -------
              Total                                   $87,417        $88,631
                                                     =======        =======

     In accordance with the Plan of Reorganization, unsecured creditors with allowed claims could elect to receive the lesser of $400 or the actual amount of their allowed unsecured claim (the "Convenience Class").
     Accordingly, on the Effective Date the Company paid $59,068 to the Convenience Class. Further, in accordance with the Plan of Reorganization, the Company was required to deposit into a reserve account (the "Disputed
     Claims Cash Reserve") cash equal to 100% of the asserted amount of administrative, priority and secured claims as to which the Company disputes liability. On the Effective Date, the Company deposited $684,221 in the Disputed Claims Cash Reserve.

14. In accordance with SOP 90-7, professional fees, asset impairments and restructuring charges directly related to the Company's bankruptcy and related reorganization matters have been segregated from normal operations during the 1997 Third Quarter and the 1996 Third Quarter and the 1997 Nine-
     Month Period and the 1996 Nine-Month Period and consists of (in thousands):

                                                   1997 Third     1996 Third
                                                    Quarter         Quarter
                                                   -------         -------

           Professional fees                         $ 1,273          $  631
           Impairment of assets                          327           2,500
           Expenses incurred due to the
              rejection and amendment of
              executory contracts                        914               6
           Default interest expense and
              professional fees associated
              with the Senior Secured Notes              185             100
           Adjustment of accounts to fair value
              (see Notes 5 and 6)                     22,076            -
           Other                                         301              22
                                                    -------          ------
              Total                                  $25,076          $3,259
                                                    =======          ======

                                                    1997            1996
                                                   Nine-Month    Nine-Month
                                                    Period         Period
                                                   ------          ------

           Professional fees                         $ 3,102          $3,206
           Impairment of assets
              (see Notes 5,7 and 14)                   4,602           2,500
           Expenses incurred due to the
              rejection and amendment of
              executory contracts                      3,314             925
           Default interest expense and
              professional fees associated
              with the Senior Secured Notes             (388)            560
           Adjustment of accounts to fair
              value (see Notes 5 and 6)               22,076            -
           Other                                         695             501
                                                    -------          ------
              Total                                  $33,401          $7,692
                                                    =======          ======


     During the first quarter of fiscal 1997, the Company accrued a $3.0 million loss for certain unerected equipment at the Company's Tifton facility which was held for sale. During the Company's 1997 Third Quarter, such equipment was sold and a gain of $0.1 million was realized.

     During the second quarter of fiscal 1997, pre-petition unsecured liabilities were increased by $3.3 million associated with contract rejection damages relating to the Company's former headquarters and marketing office leases ($1.7 million), the termination of a contract to purchase certain equipment ($0.9 million) and two rejected contracts relating to the former joint venture with, an Italian fabric designer ($0.7 million). These charges were recognized as reorganization items during the second quarter of the 1997 Period. Such charges were partially offset by the recognition of a $0.9 million net receivable from the Company's current landlord related to its assumption of a portion of the Company's obligations under its former headquarters lease.

     During the 1997 Third Quarter, the Company fully reserved against amounts receivable from its current landlord of its headquarters and marketing offices lease relating to its assumption of a portion of the Company's former headquarters lease as well as the remaining work allowance receivable under its current lease. This charge was partially offset by a reduction in the deferred rent liability account for its current lease due to the adjustment of the work allowance receivable. Expense of $0.9 million was charged to reorganization expense during the 1997 Third Quarter as a result of these items.

15.  In October 1995, Statement of Financial Accounting Standards Board No. 123
     "Accounting for Stock Based Compensation" ("SFAS 123") was issued. The disclosures required by SFAS 123 will be included in the Company's fiscal
     1997 year end financial statements.

Item 2.

                            FORSTMANN & COMPANY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Reference is made to Item 7 -  Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in the 1996 Form 10-K for a discussion of the Company's financial condition as of November 3, 1996, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1997 fiscal year. Reference is also made to Notes to the Financial Statements contained in Item 1 of this Form 10-Q (the
"1997 Third Quarter Form 10-Q") .

Forward Looking Statements
--------------------------

Certain statements contained in this 1997 Third Quarter Form 10-Q under Item 2.
and certain statements contained elsewhere herein, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such statements may relate, among other things, to future economic performance of the Company, the plans and objectives of management for future operations including plans or objectives relating to the products of the Company, and projections of revenues, income, earnings, and earnings per share, capital expenditures, capital structure or other financial terms, and assumptions relating to the foregoing. Such forward looking statements are subject to risk, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Those risks, uncertainties and other factors include those accompanying such forward-looking statements, demand for the Company's products, competition, the Company's production needs, wool market conditions, the adequacy of the Company's current financing and any unexpected financing requirements, as well as other factors contained herein and in the Company's other securities filings.

Recent EVENTS

On May 14, 1997, the Company filed its Plan of Reorganization and Disclosure
Statement.  On May 15, 1997, the Bankruptcy Court entered an order approving the
Company's Disclosure Statement and on or about May 28, 1997, the Company began to solicit the vote of its creditors and stockholders with respect to the Plan of Reorganization in accordance with the Bankruptcy Code. On July 9, 1997, the
Bankruptcy Court entered an order confirming the Plan of Reorganization.  On
July 23, 1997 (the Effective Date), the Plan of Reorganization was consummated by the Company.

The Plan of Reorganization is primarily an equity conversion plan pursuant to which all general unsecured claims against the Company were converted into 100% of common stock in the reorganized Company issued and outstanding on the Effective Date based on a ratio of 50 shares per each $1,000 of allowed unsecured claims. See Note 2 contained in this 1997 Third Quarter 10-Q for a more detailed description of the effects of the consummation of the Plan of Reorganization. Secured claims against the Company aggregating approximately
$60.1 million were either refinanced, reinstated or restructured as more fully described in Note 9 contained in this 1997 Third Quarter Form 10-Q. Further, pursuant to the Plan of Reorganization, administrative claims (which includes reclamation claims and approved professional fees), priority claims and convenience claims (unsecured claims in the amount of $400 or less) were paid in full.

This analysis should be read in conjunction with the condensed financial statements and related notes thereto included elsewhere in this 1997 Third
Quarter Form 10-Q. The condensed financial statements have been prepared according to the principles of "fresh start" accounting in accordance with SOP
90-7. As a result of the consummation of the Plan of Reorganization and the application of fresh start accounting, the Company was required to report its financial results for the thirteen and thirty-nine weeks ended August 3, 1997 in two separate periods in this 1997 Third Quarter Form 10-Q. Accordingly, the reorganized Company's condensed financial statements are not comparable to the Company's condensed financial statements for prior periods. The following table describes the periods presented in the condensed financial statements and related notes thereto contained elsewhere in this 1997 Third Quarter Form 10-Q and discussed herein in Item 2 of this 1997 Third Quarter Form 10-Q -
 Management's Discussion and Analysis of Financial Condition and Results of
Operations :

        Period                        Referred to as
       -------                       --------------

        Results for the Reorganized
           Company From July 23,
           1997 to August 3, 1997      Reorganized Company 1997 12-Day Period

        Results for the Predecessor
           Company From May 5, 1997
           to July 22, 1997           "Predecessor Company 1997 79-Day Period

        Results for the Predecessor
           Company Thirteen Weeks
           Ended July 28, 1996         1996 Third Quarter

        Results for the Predecessor
           Company From November 4,
           1996 to July 22, 1997       Predecessor Company 1997 261-Day Period

        Results for the Predecessor
           Company Thirty-Nine Weeks
           Ended July 28, 1996         1996 Nine-Month Period

        Combined Reorganized Company
           1997 12-Day Period and
           Predecessor Company 1997
           79-Day Period (Results for
           the Thirteen Weeks Ended
           August 3, 1997)             1997 Third Quarter

        Combined Reorganized Company
           1997 12-Day Period and
           Predecessor Company 1997
           261-Day Period (Results
           for the Thirty-Nine Weeks
           Ended August 3, 1997)       1997 Nine-Month Period

Due to the seasonal nature of the Company's business, customer order patterns, and the effects of the consummation of the Plan of Reorganization and application of "fresh start" accounting, results for the periods defined above are not necessarily indicative of the results for a full fiscal year.

Financial Condition and Liquidity

During the pendency of the bankruptcy case the Company, with the Bankruptcy
Court's approval, operated its business in the ordinary course, paid all post-petition claims of the Company's general unsecured creditors and paid certain of the Company's pre-petition obligations to its employees as well as certain obligations relating to the importing and transporting of goods and materials.
The provisions of the Plan of Reorganization, which are discussed in Note 2 to this 1997 Third Quarter Form 10-Q, will have an immediate beneficial impact on the Company's financial condition, primarily as a result of significantly deleveraging the Company's balance sheet. In addition, since the Bankruptcy
Filing, in response to continuing changes in market conditions, management of the Company has formulated and implemented a business plan that focuses on significantly reducing product offerings; tightening management of inventory levels; enhancing cost controls; and reducing capital expenditures. All of these actions have improved the Company's cash flows from operations and in total. The Company is continuing to refine its strategies in response to evolving circumstances.

On the Effective Date, as described in Note 9 to this 1997 Third Quarter Form
10-Q, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement provides for a Revolving Loan Facility (including a $10.0 million letter of credit facility), subject to a borrowing base formula and certain borrowing base limitations, of up to $85 million and the Term Loan Facility of approximately
$31.5 million. Borrowings on the Effective Date of $28.0 million under the Revolving Loan Facility plus the proceeds from the Term Loan Facility were used to repay borrowings outstanding under certain of the Company's secured indebtedness and fund other amounts due pursuant to the Plan of Reorganization and the Loan and Security Agreement. The Revolving Loan Facility and Term Loan
Facility mature on July 22, 2000. The Term Loan Facility requires monthly principal payments of approximately $374,000 commencing August 31, 1997. At
August 3, 1997, the Company's availability, net of outstanding advances, letters of credit and reserves, under the Revolving Loan Facility was $35.7 million.
Proceeds from the Company's operations (as defined) are applied to reduce the principal amount of floating rate borrowings outstanding under the Revolving
Loan Facility. Unused portions of the Revolving Loan Facility may be borrowed and reborrowed subject to availability in accordance with the then applicable commitment and borrowing base limitations. The Company believes that cash generated from operations and borrowings under the Revolving Loan Facility will be sufficient to fund its remaining fiscal year 1997 working capital and capital expenditures requirements. However, expected cash flow from operations is dependent upon achieving sales expectations during fiscal year 1997 which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Further, the collectibility of accounts receivable is dependent upon the state of the economy and, in particular, the financial condition of the apparel industry.

The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for apparel manufacturers to produce apparel for retail sale during the fall and winter months. This results in a seasonal sales order and billing pattern which historically generates higher sales during the Company's second and third fiscal quarters compared to the Company s first and fourth quarter. This sales pattern places seasonal constraints on the Company's manufacturing operations which results in increased working capital requirements in the Company's first fiscal quarter relating to the manufacture of certain components of inventory which are sold in the Company's second and third fiscal quarters. The seasonal sales and order pattern also results in increased levels of accounts receivable due to the larger sales volume and dated sales to coating fabric customers which allows for payment sixty (60) days from July 1 for invoices billed in January through June. Accounts receivable with dated terms at August 3, 1997 were $18.1 million, an increase of $0.5 million compared to July 28, 1996.

Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under the Revolving Loan Facility will tend to increase during the first three fiscal quarters of the Company's fiscal year until the fourth quarter, when at year-end, borrowings tend to be the lowest. However, for the reasons indicated above, borrowings at the end of fiscal year 1997 may be higher than at the beginning of fiscal year 1997 or higher during various times within fiscal year 1997 than comparable periods within fiscal year 1996.

The sales order backlog at August 31, 1997 was $47.5 million whereas at the comparable time a year earlier the sales order backlog was $46.0 million. The composition of the sales order backlog at August 3, 1997 reflects a stronger woolen fabrics order position which is somewhat offset by a weaker worsted and converting fabrics order position. The improvement in the woolen fabric backlog position at August 3, 1997 is attributable to the favorable market conditions for women s wear woolen fabrics and improved coating fabric market conditions for domestic suppliers. The decline in the worsted fabrics sales order position reflects a more competitive, price sensitive market for both men s and women s wear worsted fabrics. The Company expects the worsted fabrics market to remain competitive during the remainder of fiscal year 1997 due, in part, to an over capacity in global worsted wool manufacturing which is attributable to the continuing reduction in demand for certain of the Company's worsted products.
The decline in the converting fabrics backlog is due to the Company exiting the converting fabrics business at the end of fiscal year 1996.

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company s results of operations for financial reporting purposes. The Company expects wool costs during fiscal year 1997 to be slightly lower than fiscal year
1996. Recently wool costs have begun to increase above levels realized in fiscal year 1996 and in the 1997 Nine-Month Period. Because of the Company's existing forward purchase commitments for wool, the Company does not anticipate that the recent increases in the wool market will adversely impact the remainder of fiscal year 1997.

Results of Operations

The discussion below compares the results of operations for the  1997 Third
Quarter to the 1996 Third Quarter and the 1997 Nine-Month Period to the 1996
Nine-Month Period. Except as indicated in the following discussion, management believes that the impact of the Plan of Reorganization and the application of "fresh start" accounting did not significantly affect the results of operations for the 1997 Third Quarter or the 1997 Nine-Month Period. Further, management believes that the operating results of the Reorganized Company 12-Day Period and the Predecessor Company 1997 79-Day Period is indicative of the results of operations for the 1997 Third Quarter (thirteen weeks ended August 3,1997) and that the results for the Reorganized Company 1997 12-Day Period and the Predecessor Company 1997 261-Day Period is indicative of the results of operations for the 1997 Nine-Month Period (thirty-nine weeks ended August 3,
1997). Due to the seasonal nature of the Company's business, customer order patterns, and the effects of the consummation of the Plan of Reorganization results for the periods defined above are not necessarily indicative of the results for a full fiscal year.

The application of fresh start accounting resulted in property plant and equipment being written down by $28.6 million which will result in an approximate $6.4 million reduction in annual depreciation expense. Further, annual amortization expense will be approximately $0.3 million lower and annual rent expense will be approximately $23,000 higher, as a result of the Company writing off certain intangible assets (primarily deferred software development costs) and certain other assets and liabilities associated with the Company s headquarters lease. The write off of the intangible assets occurred during the 1997 Third Quarter and was charged to operations ($0.9 million to cost of goods sold and $0.3 million to selling, general and administrative expenses). The write off of certain other assets and liabilities associated with the Company s headquarters lease was charged to reorganization items during the 1997 Third
Quarter ($0.9 million). In addition, as described in Note 9 contained in this 1997 Third Quarter Form 10-Q, the Company incurred additional deferred financing costs in connection with entering into the Loan and Security Agreement and other financing arrangements and wrote off certain deferred financing costs associated with the debt restructuring. The write off of deferred financing costs ($0.2 million) was charged to reorganization items during the 1997 Third Quarter.


The 1997 Thirty-Nine Weeks Ended August 3, 1997 (the 1997 Nine-Month Period ) compared to the Thirty-Nine Weeks Ended July 28, 1996 (the 1996 Nine-Month
Period ).

NET sales for the 1997 Nine-Months Period were $149.9 million, a decrease of approximately 2.28% from the 1996 Nine-Month Period. Total yards of fabric sold during the 1997 Nine-Month Period was approximately 20.3 million, a less than 1% increase over the 1996 Nine-Month Period. The average per yard selling price decreased to $7.40 from $7.62 due to shifts in product mix. The decline in net sales is primarily due to an $11.7 million decline in worsted fabric sales
(attributable to a decline in women's worsted fabrics) and a $2.4 million decline in sales of product lines discontinued during fiscal year 1996 (career uniforms, converting and international). These declines were somewhat offset by an increase of $9.9 million in woolen fabric sales and an increase in government and other fabric sales of approximately $0.7 million. The majority of the decline in net sales in the 1997 Nine-Month Period occurred during the 1997 Third Quarter. See the Results of Operation for the 1997 Third Quarter compared to the 1996 Third Quarter contained elsewhere herein . Excluding government sales ($6.5 million in the 1997 Nine-Month Period and $5.9 million in the 1996 Nine-Month Period), net sales for the 1997 Nine-Month Period decreased
2.77% from the 1996 Nine-Month Period.

The decline in the worsted fabric sales reflects a more competitive, price sensitive market for both men s and women s worsted fabrics.  The Company expects the worsted fabrics market to remain competitive during the remainder of fiscal year 1997 due, in part, to an over capacity in global worsted wool manufacturing which is attributable to the continuing reduction in demand for
certain of the Company's worsted products.   Further, the Company expects the
women s and men s worsted business to remain very competitive and anticipates that sales of women s and men s worsted fabrics for fiscal year 1997 will be less than sales for fiscal year 1996 as a result of the increased competition.
The improvement in the woolen fabric sales is attributable to the favorable market conditions for women s woolen fabrics and improved coating fabric market conditions for domestic suppliers and less pressure from imports.  Further, the increase in women s woolen fabric sales is due, in part, to the Company offering certain strategic customers favorable competitive pricing and terms on purchases of certain woolen fabrics during the fourth quarter of its fiscal year 1996 which were manufactured and sold during the 1997 Nine-Month Period.  The Company expects the market trends in woolen fabric sales to continue during the remainder of fiscal year 1997.

Cost of goods sold decreased $3.4 million during the 1997 Nine-Month Period primarily as a result of lower sales, manufacturing cost reductions and shifts in product mix. Gross profit was $20.9 million in the 1997 Nine-Month Period as compared to $21.0 million in the 1996 Nine-Month Period. The gross profit margin for the 1997 Nine-Month Period was 14.0% compared to 13.7% for the 1996
Nine-Month Period. Included in cost of goods sold in the 1997 Nine-Month Period is higher group medical claims ($1.6 million) due to the Company s self-insured plan experiencing approximately 11 individual claims in excess of $100,000 whereas, in the 1996 Nine-Month Period no individual claims exceeded $100,000;
the effect of the write off of certain intangible assets described above ($0.9 million); and, higher accelerated depreciation on plant and equipment which was idled or otherwise identified as needing adjustment ($0.4 million). These increases were somewhat offset by a reduction in depreciation expense during the 1997 Nine-Month Period due to the effect of fresh start accounting ($0.2 million) and the effect of the liquidation of LIFO inventory layers carried at lower costs during the 1997 Nine-Month Period ($0.4 million). Beginning in fiscal year 1996 and continuing in fiscal year 1997, the Company has significantly reduced its inventory quantities on hand. This reduction has resulted in the liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of this liquidation during the 1997 Nine-Month Period was $0.4 million as compared to $1.1 million in the 1996 Nine-Month Period.

The Company, in late 1995, began a product rationalization process which assesses each of the Company's product's potential sales volume, manufacturing complexity, margin contribution and other product specific factors. Through the product rationalization process, the Company eliminated numerous product offerings and the three product lines discussed above. The Company is beginning to realize the effects of product rationalization as is evidenced by the Company s improved gross profit which has also been significantly impacted by cost reductions implemented since the Bankruptcy Filing.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 9.1% to $12.0 million in the 1997 Nine-Month
Period compared to $13.2 million in the 1996 Nine-Month Period. The majority of the decrease in the 1997 Nine-Month Period is due to lower human resource related expenses as a result of the Company's continuing efforts to reduce its overhead in response to reduced sales and a decrease in professional services expenses. The reduction in human resource related expenses is primarily attributable to the Company aligning the organization to be more responsive to customer needs and matching the Company's fixed overhead to market conditions and expectations.

The provision for uncollectible accounts decreased from $1.1 million in the 1996
Nine-Month Period to $0.3 million in the 1997 Nine-Month Period. Such decrease is primarily attributable to the Company decreasing its specific allowance for uncollectible accounts during the Predecessor Company 1997 260-Day Period.

Interest expense for the 1997 Nine-Month Period was $5.2 million or $1.8 million lower than the 1996 Nine-Month Period. This decrease is primarily attributable to lower average borrowings under the Company's revolving credit facilities.

As a result of the foregoing, income before reorganization items, income tax and extraordinary item during the 1997 Nine-Month Period was $3.4 million as compared to a loss before reorganization items, income taxes and extraordinary item of $0.3 million during the 1996 Nine-Month Period. Income before depreciation and amortization, reorganization items, interest expense, income taxes and extraordinary item during the 1997 Nine-Month Period was $18.6 million as compared to $15.4 million during the 1996 Nine-Month Period.

Reorganization items which are more fully described in Note 14 contained in this 1997 Third Quarter Form 10-Q were $33.4 million during the 1997 Nine-Month
Period as compared to $7.7 million during the 1996 Nine-Month Period. Included in the 1997 Nine-Month Period is the "fresh start" accounting adjustment of $28.6 million to adjust the carrying value of property, plant and equipment in accordance with SOP 90-70, a credit of $6.5 million to adjust inventory to fair market value in accordance with SOP 90-7, the write off of certain assets and liabilities of $0.9 million, net associated with the Company's headquarters lease and the write off of certain deferred financing costs of $0.2 million related to the refinancing and debt restructuring described above.

During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue code. For the Predecessor
Company 1997 261-Day Period and the 1996 Nine-Month Period, no income tax benefit was recognized from the realization of net operating losses. In accordance with SOP 90-7, an income tax provision not payable in cash was recognized for the Reorganized Company 1997 12-Day Period at an effective income tax rate of 39.0%. Such provision was credited against additional paid-in capital as net operating losses generated during the Predecesor Company 1997
261-Day Period can be used to offset net taxable income, if any, generated during the reorganized Company's fiscal period ended November 2, 1997.

As a result of the consummation of the Plan of Reorganization which resulted in the exchange of the general unsecured claims against the Company for equity in the reorganized Company, as more thoroughly described in Note 2 contained in this 1997 Third Quarter Form 10-Q, the Company recognized an extraordinary gain on debt discharge of $24.1 million during the Predecessor Company 1997 79-Day
Period. The Company had sufficient net operating loss carryforwards to offset this gain and therefore, no income tax was recorded.

As a result of the foregoing, net loss for the 1997 Nine-Month Period was $6.4 million compared to a net loss of $8.0 million for the 1996 Nine-Month Period.


The Thirteen Week Period ended August 3, 1997 (the 1997 Third Quarter ) compared to the Thirteen Week Period ended July 28, 1996 (the 1996 Third
Quarter").

Net sales for the 1997 Third Quarter were $53.9 million, a decrease of approximately 7.09% from the 1996 Third Quarter. Total yards of fabric sold during the 1997 Third Quarter was approximately 7.0 million, a decrease of approximately 4.75% from the 1996 Third Quarter. The average per yard selling price decreased to $7.73 from $7.92 due to shifts in product mix. The decline in net sales is primarily due to a $6.3 million decline in worsted fabric sales
(primarily attributable to a decline in women s worsted fabrics which was further compounded by a decline in men s worsted fabrics), a $0.7 million decline in sales of product lines discontinued during fiscal year 1996 (career uniforms, converting and international) and a decline in other fabric sales of approximately $0.2 million, which were somewhat offset by an increases of $2.0 million in woolen fabric sales and an increase in government fabric sales of approximately $1.1 million. Excluding government sales ($3.0 million in the 1997 Third Quarter and $1.9 million in the 1996 Third Quarter), net sales for the 1997 Third Quarter decreased 9.27% from the 1996 Third Quarter.

The factors contributing to the decline in sales during the 1997 Third Quarter from the 1996 Third Quarter are similar to the factors contributing to the decline in sales during the 1997 Nine-Month Period from the 1996 Nine-Month
Period, except that the decline in worsted fabric sales occurred not only in women s wear fabric sales ($5.0 million) but also occurred in men s and specialty fabrics ($1.3 million). The favorable woolen fabric sales trends in the 1997 Nine-Month Period compared to the 1996 Nine-Month Period were also realized during the 1997 Third Quarter compared to the 1996 Third Quarter.

Cost of goods sold decreased $1.1 million during the 1997 Third Quarter primarily as a result of lower sales, manufacturing cost reductions and shifts in product mix. Gross profit decreased to $6.2 million in the 1997 Third Quarter from $9.2 million in the 1996 Third Quarter. The gross profit margin for the 1997 Third Quarter was 11.4% compared to 15.79% for the 1996 Third Quarter.
Included in cost of goods sold in the 1997 Third Quarter is higher group medical claims ($1.6 million) due to the Company's self-insured plan experiencing approximately 11 individual claims in excess of $100,000 whereas in the 1996
Third Quarter no individual claims exceeded $100,000; the effect of the write off of certain intangible assets described above ($0.9 million); and higher accelerated depreciation on plant and equipment which was idled or otherwise identified as needing adjustment ($0.4 million). These increases were somewhat offset by a reduction in depreciation expense during the 1997 Third Quarter due to the effect of fresh start accounting ($0.2 million) and the effect of the liquidation of LIFO inventory layers carried at lower costs during the 1997
Third Quarter ($0.3 million). Beginning in fiscal year 1996 and continuing in fiscal year 1997, the Company has significantly reduced its inventory quantities on hand. This reduction has resulted on the liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of this liquidation during the 1997 Third Quarter was $0.4 million as compared to $0.7 million in the 1996
Third Quarter.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 4.5% to $4.0 million in the 1997 Third Quarter compared to $4.2 million in the 1996 Third Quarter. The factors contributing to the decline in selling, general and administrative expenses during the 1997
Third Quarter from the 1996 Third Quarter are similar to the factors contributing to the decline in selling, general and administrative expenses during the 1997 Nine-Month Period from the 1996 Nine-Month Period.

The provision for uncollectible accounts decreased from $0.5 million in the 1996
Third Quarter to a credit of $0.1 million in the 1997 Third Quarter. Such decrease is primarily attributable to the Company decreasing its specific allowance for uncollectible accounts during the 1997 Third Quarter.

Interest expense for the 1997 Third Quarter was $1.9 million or $0.5 million lower than the 1996 Third Quarter. This decrease is primarily attributable to lower average borrowings under the Company's revolving credit facilities.

As a result of the foregoing, income before reorganization items, income tax and extraordinary item during the 1997 Third Quarter was $0.4 million as compared to $2.1 million during the 1996 Third Quarter. Income before depreciation and amortization, reorganization items, interest expense, income taxes and extraordinary item during the 1997 Third Quarter was $6.6 million as compared to $7.4 million during the 1996 Third Quarter.

Reorganization items which are more fully described in Note 14 contained in this 1997 Third Quarter Form 10-Q, were $25.1 million during the 1997 Third Quarter as compared to $3.3 million during the 1996 Third Quarter. Included in the 1997
Third Quarter is the "fresh start" accounting adjustment of $28.9 million to adjust the carrying value of property, plant and equipment in accordance with SOP 90-70, a credit of $6.5 million to adjust inventory to fair market value in accordance with SOP 90-7, the write off of certain assets and liabilities of $0.9 million, net associated with the Company s headquarters lease and the write off of certain deferred financing costs of $0.4 million related to the refinancing and debt restructuring described above.

During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue code. For the Predecessor
Company 1997 79-Day Period and the 1996 Third Quarter, no income tax benefit can be recognized from the realization of net operating losses. In accordance with SOP 90-7, an income tax provision not payable in cash was recognized for the Reorganized Company 1997 12-Day Period at an effective income tax rate of 39.0%.
Such provision was credited against additional paid-in capital as net operating losses generated during the Predecessor Company 1997 261-Day Period can be used to offset net taxable income, if any, generated during the reorganized Company's fiscal period ended November 2, 1997.

As a result of consummation of the Plan of Reorganization which resulted in the exchange of the general unsecured claims against the Company for equity in the reorganized Company, as more thoroughly described in Note 2 to contained in this 1997 Third Quarter Form 10-Q, the Company recognized an extraordinary gain on debt discharge of $24.1 million during the 1997 Third Quarter. The Company had sufficient net operating loss carry forwards to offset this gain and therefore, no income tax was recorded.

As a result of the foregoing, net loss for the 1997 Third Quarter and 1996
Third Quarter was $1.1 million.


PART II  --  OTHER INFORMATION

Item 1.       Legal Proceedings

            Reference is made to Note 2 and Note 12 to the Financial Statements contained in Item 1 of Part 1 to this Form 10-Q, for a discussion of the Company's bankruptcy proceeding and certain environmental matters, respectively. Other than the Company s bankruptcy proceeding and environmental matters, the Company has no material pending legal proceedings.

Item 2. Pursuant to the Plan of Reorganization, on the Effective Date, all theretofore outstanding shares of common stock, $.001 par value, and redeemable preferred stock, $1.00 par value, were canceled in exchange for warrants entitling holders of such warrants to purchase in the aggregate 87,756 shares of the common stock of the reorganized Company within two years of the Effective Date at an exercise price of $23 per share. The Company filed an Amendment
            Pursuant to Reorganization of the Articles of Incorporation authorizing the issuance of 10,000,000 shares of common stock, par value $.01 per share. The Company has no authority to issue non-voting stock of any class. Each share of common stock has one vote in connection with any matters presented to shareholders. The common stock has no cumulative voting rights, pre-emptive rights or sinking fund provisions. The Loan and Security Agreement and the Deferred Interest Rate Notes prohibits the payment of cash dividends
            (see Note 9 to the  Financial Statements contained in Item 1 of Part
            1 to this Form 10-Q).

            On July 23, 1997, in connection with the consummation of the Plan of Reorganization, the Company issued to its unsecured creditors an aggregate of 4,384,436 shares of its common stock in cancellation of all obligations to such creditors by the Company. The certificates evidencing such shares were actually delivered after July 23, 1997.
            An aggregate of $86,876,000 of indebtedness (including all indebtedness outstanding under the Company's 14-3/4% Senior
            Subordinated Notes due April 15, 1999) was canceled by the Company in consideration for such stock. The shares were exempt from registration under the Securities Act of 1933, as amended, by virtue of the provisions of Section 3 (a) (10) thereof.

            In addition, 487,528 shares of common stock of the reorganized
            Company were reserved for issuance upon the exercise of options granted or to be granted pursuant to the Company s Management Stock
            Option Plan and, as of the Effective Date, 146,258 options were granted to certain employees of the Company at an exercise price of $12.88 per share.

Item 6.     Exhibits and Reports on Form 8-K:

            a)    Exhibits

                  Exhibits are set forth on the Index to Exhibits on page 39 hereof.

            b)    Reports on Form 8-K

                  Since the end of the second quarter of fiscal 1997, the Company filed a Current Report on Form 8-K dated July 9, 1997, reporting on Item 2.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act f 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          FORSTMANN & COMPANY, INC.

                                          (Registrant)



                                          /s/ Rodney Peckham
                                          ------------------
                                          Rodney Peckham
                                          Chief Financial Officer


September 18, 1997
------------------
Date

                            FORSTMANN & COMPANY, INC.


                                INDEX TO EXHIBITS

Exhibit No.      Description
----------      ---------------

   2             First Amended Plan of Reorganization (Exhibit 1 to Company s
                 Current Report on Form 8-K dated July 9, 1997).

   3*            Amendment Pursuant to Reorganization of the Articles of
                 Incorporation of Forstmann & Company, Inc., dated July 23,
                 1997.

   4.1* Registration Rights Agreement, dated as of July 23, 1997, between the Company and the holders of Common Stock named therein.

   4.2*          Warrant Agreement, dated as of July 23, 1997, between the
                 Company and Norwest Bank Minnesota, N. A., as warrant agent.

   4.3* Indenture, dated as of July 23, 1997, between the Company and State Street Bank and Trust Company, as Trustee (Deferred
                 Interest Rate Notes).

   4.4(a)** Loan Agreement, dated as of July 23, 1997, between the Company and Schlafhorst Inc.

   4.4(b)** Promissory Note, dated as of July 23, 1997, between the Company and Schlafhorst Inc.

   4.4(c)**      Security Agreement, dated as of July 23, 1997, between the
                 Company and Schlafhorst Inc.

   10.1(a)* Loan and Security Agreement, dated as of July 23, 1997, among the Company, the lenders named therein, and BankAmerica
                 Business Credit, Inc., as agent (the "Agent").

   10.1(b)* Trademark Security Agreement, dated as of July 23, 1997, between the Company and the Agent.

   10.1(c)* Patent Security Agreement, dated as of July 23, 1997, between the Company and the Agent.

   10.1(d)*      Pledge Agreement, dated as of July 23, 1997, between the
                 Company and the Agent.
   10.1(e)*      Deed to Secure Debt, dated as of July 23, 1997, between the
                 Company and the Agent, with respect to the owned real property located in Laurens County, Georgia.

   10.1(f)*      Deed to Secure Debt, dated as of July 23, 1997, between the
                 Company and the Agent, with respect to the owned real property located in Baldwin County, Georgia.

   10.1(g)*      Deed to Secure Debt, dated as of July 23, 1997, between the
                 Company and the Agent, with respect to the owned real property located in Jefferson County, Georgia.

   10.2*         Incentive Plan for Senior Managers, effective as of July 23,
                 1997.

   10.3*         Incentive Plan for Key Employees, effective as of July 23,
                 1997.

   10.4*         Executive Stock Option Plan, effective as of July 23, 1997.

   10.5*         Environmental Cost Sharing and Indemnity Agreement dated as of
                 July 18, 1997, among the Company, Tift County Development
                 Authority and Burlen Corporation.

   11 Statement re computation of per share earnings - Per share and share information for the Company for all periods presented in the condensed statement of operations contained in Item 1 of
                 Part 1 to this Form 10-Q have been omitted as such information is not deemed to be meaningful.

   15* Independent Accountants Review Report, dated September 5, 1997 from Deloitte & Touche LLP to Forstmann & Company, Inc.

   27*           Financial Data Schedule.


*    Filed herewith.

**  Not filed herewith.  Registrant has filed herewith an Undertaking to Furnish
   Copy of Agreements Upon Request.




   September 18, 1997


                         Undertaking to Furnish Copy of
                             Agreements Upon Request



                   Loan Agreement, dated as of July 23, 1997,
                    Between the Company and Schlafhorst Inc.

                   Promissory Note, dated as of July 23, 1997,
                    Between the Company and Schlafhorst Inc.

                 Security Agreement, dated as of July 23, 1997,
                    Between the Company and Schlafhorst Inc.


The total amount of the debt securities to which the above-referenced agreements relate does not exceed 10% of the total assets of the registrant and, consequently, the registrant is not filing the agreements pursuant to Paragraph
(b) (4) (iii) of Item 601 of Regulation S-K.  The registrant will provide the
Securities and Exchange Commission with a copy of such agreements upon request.




                 Sincerely,



                 FORSTMANN & COMPANY, INC.



                 By /s/Rodney Peckham
                   ------------------
                      Rodney Peckham
                      Chief Financial Officer



                                       Exhibit 3

                      AMENDMENT PURSUANT TO REORGANIZATION
                       OF THE ARTICLES OF INCORPORATION OF
                            FORSTMANN & COMPANY, INC.

           Pursuant to Georgia Business Corporation Code, Section 14-2-1008,
Forstmann & Company, Inc., a corporation organized under the laws of the State of Georgia, executes the following AMENDMENT PURSUANT TO REORGANIZATION of its Articles of Incorporation:

           (i)   The name of the corporation is Forstmann & Company, Inc.

           (ii)  Article V of the Articles of Incorporation of Forstmann &
   Company, Inc. is hereby deleted in its entirety and replaced with the following:

                                       V.

                 1.    The corporation shall have authority to issue ten million
                 (10,000,000) shares of common stock, par value $.01 per share.

                 2. The corporation shall not have authority to issue non-voting stock of any class.
           (iii) The following is inserted into the Articles of Incorporation as new Article IX:

                                       IX.

                 1. The corporation shall have a minimum of five and a maximum of seven directors. The Board of Directors of the corporation may, from time to time, within the minimum and maximum, change the number of directors.

                 2. The Board of Directors shall have the authority to fill any vacancy on the Board of Directors, including any vacancy resulting from an increase in the number of directors pursuant to paragraph one (1) of this Article IX.

           (iv)  The United States Bankruptcy Court of the Southern District of
           New York (Garrity, J.), (the "U.S. Bankruptcy Court") has approved the above amendments to the Articles of Incorporation by its Order
           Confirming The Debtor's First Amended Plan of Reorganization and
           Approving Related Agreements, dated  July 9, 1997 (the "Order").

           (v) The title of the proceeding under which the Order was promulgated is: "In re Forstmann & Company, Inc.", Case No. 95 B
           44190 (JLG) (the "Case").

           (vi) The U.S. Bankruptcy Court had jurisdiction of the Case pursuant to 28 U.S.C. section1334(b).





              [The remainder of this page left intentionally blank]


           IN WITNESS WHEREOF, Forstmann & Company, Inc. has caused this
Amendment to be executed and attested, all by duly authorized officers, on the day of July, 1997.


                                   FORSTMANN & COMPANY, INC.

                                   By: /s/ Rodney Peckham
                                      -------------------
                                   Name:Rodney Peckham
                                   Title:Chief Financial Officer

ATTEST:

By:/s/ Linda A. Filippone
   ----------------------
Name: Linda A. Filippone
Title: Assistant Secretary





                                           Exhibit 4.1
                           REGISTRATION RIGHTS AGREEMENT


                                  by and among


                            FORSTMANN & COMPANY, INC.


                                       and


                            THE HOLDERS NAMED HEREIN


Table of CONTENTS
-----------------

1.  Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
    Shelf Registration Under the Securities Act . . . . . . . . . . . . . 3
      (a)  Preparation and Filing of Shelf Registration . . . . . . . . . 3
      (b)  Effective Shelf Registration Statement . . . . . . . . . . . . 3
3.  Piggyback Registrations . . . . . . . . . . . . . . . . . . . . . . . 4
4.  Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
5.  Registration Procedures . . . . . . . . . . . . . . . . . . . . . . . 5
6.  Underwritten Offerings  . . . . . . . . . . . . . . . . . . . . . . . 8
      (a)  Piggyback Underwritten Offerings; Priority . . . . . . . . . . 8
      (b)  Holders of Registrable Common Stock to be Parties to
                Underwriting Agreement  . . . . . . . . . . . . . . . . . 8
      (c)  Selection of Underwriters for Piggyback Underwritten Offering  9
      (d)  Holdback Agreements  . . . . . . . . . . . . . . . . . . . . . 9
7.  Preparation; Reasonable Investigation . . . . . . . . . . . . . . . . 9
      (a)  Registration Statements  . . . . . . . . . . . . . . . . . . . 9
      (b)  Confidentiality  . . . . . . . . . . . . . . . . . . . . . . . 9
8.  Suspension of Offers and Sales  . . . . . . . . . . . . . . . . . .  10
9.  Indemnification . . . . . . . . . . . . . . . . . . . . . . . . . .  10
      (a)  Indemnification by the Company . . . . . . . . . . . . . . .  10
      (b)  Indemnification by the Offerors and Sellers  . . . . . . . .  11
      (c)  Notices of Losses, etc . . . . . . . . . . . . . . . . . . .  11
      (d)  Contribution . . . . . . . . . . . . . . . . . . . . . . . .  12
      (e)  Other Indemnification  . . . . . . . . . . . . . . . . . . .  12
      (f)  Indemnification Payments . . . . . . . . . . . . . . . . . .  13
10.  Registration Rights to Others  . . . . . . . . . . . . . . . . . .  13
11.  Adjustments Affecting Registrable Common Stock . . . . . . . . . .  13
12.  Rule 144 and Rule 144A . . . . . . . . . . . . . . . . . . . . . .  13
13.  Amendments and Waivers . . . . . . . . . . . . . . . . . . . . . .  13
14.  Nominees for Beneficial Owners . . . . . . . . . . . . . . . . . .  13
15.  Assignment . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
16.  Calculation of Percentage or Number of Shares of Registrable
      Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . .  14
17.  Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     (a)  Further Assurances . . . . . . . . . . . . . . . . . . . . .   14
      (b)  Headings . . . . . . . . . . . . . . . . . . . . . . . . . .  14
      (c)  No Inconsistent Agreements . . . . . . . . . . . . . . . . .  14
      (d)  Remedies . . . . . . . . . . . . . . . . . . . . . . . . . .  14
      (e)  Entire Agreement . . . . . . . . . . . . . . . . . . . . . .  15
      (f)  Notices  . . . . . . . . . . . . . . . . . . . . . . . . . .  15
      (g)  Governing Law  . . . . . . . . . . . . . . . . . . . . . . .  15
      (h)  Severability . . . . . . . . . . . . . . . . . . . . . . . .  15
      (i)  Counterparts . . . . . . . . . . . . . . . . . . . . . . . .  15

SCHEDULES:
SCHEDULE A      -    HOLDERS OF REGISTRABLE COMMON STOCK
SCHEDULE B      -    NOTICES


                          REGISTRATION RIGHTS AGREEMENT

                REGISTRATION RIGHTS AGREEMENT, dated as of July 23, 1997 (this
 Agreement ), by and among Forstmann & Company, Inc., a Georgia corporation (the
 Company ), and the holders of Registrable Common Stock (as hereinafter defined) who are signatories to this Agreement.

                                    RECITALS

                This Agreement is being entered into in connection with the acquisition of Common Stock (as hereinafter defined) on the date hereof by
certain holders pursuant to the Plan (as hereinafter defined).   Upon the
issuance of the Common Stock, each such holder will own the number of shares of
Common Stock specified in Schedule A hereto.

                To induce the holders of Registrable Common Stock (as
hereinafter defined) to vote in favor of the Plan and to accept the issuance of the Common Stock by the Company under the Plan, the Company undertook to register the resale of Registrable Common Stock under the Securities Act (as hereinafter defined) and to take certain other actions with respect to the
Registrable Common Stock.   This Agreement sets forth the terms and conditions
of such undertaking.

                In consideration of the premises and the mutual agreements set forth herein, the parties hereto hereby agree as follows:

                1. Definitions. Unless otherwise defined herein, capitalized terms used herein and in the recitals above shall have the following meanings:

                 Affiliate of a Person means any Person that controls, is under common control with, or is controlled by, such other Person. For purposes of this definition, control means the ability of one Person to direct the management and policies of another Person.

                 Business Day means any day except a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to be closed.

                 Commission  means the U.S.  Securities and Exchange Commission.

                 Common Stock means the shares of common stock, $.01 par value per share, of the Company, as adjusted to reflect any merger, consolidation, recapitalization, reclassification, split-up, stock dividend, rights offering or reverse stock split made, declared or effected with respect to the Common Stock.

                 Effective Date means the effective date of the Plan pursuant to the terms thereof.

                 Exchange Act means the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, or any similar or successor statute.

                 Expenses means all expenses incident to the Company s performance of or compliance with its obligations under this Agreement, including, without limitation, all registration, filing, listing, stock exchange and NASD fees, all fees and expenses of complying with state securities or blue sky laws (including fees, disbursements and other charges of counsel for the underwriters in connection with blue sky filings), all word processing, duplicating and printing expenses, messenger and delivery expenses, the fees, disbursements and other charges of counsel for the Company and of its independent public accountants, including the expenses incurred in connection with cold comfort letters required by or incident to such performance and compliance, any expenses of underwriters customarily paid by issuers or sellers of securities and the reasonable fees, disbursements and other charges of one firm of counsel (per registration prepared) to all Holders of Registrable Common
Stock covered by the Shelf Registration pursuant to Section 2 hereof or a Piggyback Registration pursuant to Section 3 hereof (selected by the Holders holding a majority of the shares of Registrable Common Stock covered by such registration), but excluding underwriting discounts, commissions, underwriting or advisory fees, brokers fees or fees of other similar securities industry professionals relating to the distribution of Registrable Common Stock and applicable transfer taxes, if any, which discounts, commissions, fees and transfer taxes shall be borne by the seller or sellers of Registrable Common
Stock in all cases.

                 Holders means the Persons who are the original parties to this Agreement (other than the Company) and Persons who acquire Registrable Common
Stock, directly or indirectly, from any of such original parties and who agree in writing to be bound by this Agreement to the same extent as such original party.

                  NASD  means the National Association of Securities Dealers,
Inc.

                 NASDAQ  means the National Association of Securities Dealers,
Inc.   Automated Quotation System.

                 Other Equityholders has the meaning set forth in Section 6(a) hereof.

                 Person means any individual, corporation, partnership, firm, joint venture, association, joint stock company, trust, unincorporated organization, governmental or regulatory body or subdivision thereof or other entity.

                 Plan  means the First Amended Plan of Reorganization under
Chapter 11 of the United States Bankruptcy Code for Forstmann & Company, Inc., as the same may be amended, modified or supplemented from time to time in accordance with the terms thereof.

                 Piggyback Registration has the meaning set forth in Section 3 hereof.

                 Public Offering  means a public offering and sale of Common
Stock pursuant to an effective registration statement under the Securities Act.

                 Registrable Common Stock means (i) any Common Stock issued and delivered to the Holders pursuant to the Plan; (ii) any Common Stock otherwise or hereafter purchased or acquired by the Holders or their Affiliates; and (iii) any other securities of the Company (or any successor or assign of the Company, whether by merger, consolidation, sale of assets or otherwise) which may be issued or issuable to the Holders with respect to, in exchange for, or in substitution of, Registrable Common Stock referenced in clauses (i) and (ii) above by reason of any dividend or stock split, combination of shares, merger, consolidation, recapitalization, reclassification, reorganization, sale of assets or similar transaction. As to any particular Registrable Common Stock, such securities shall cease to be Registrable Common Stock when (A) a registration statement with respect to the sale of such securities shall have been declared effective under the Securities Act and such securities shall have been disposed of in accordance with such registration statement, (B) such securities are sold pursuant to Rule 144 (or any similar provisions then in force) under the Securities Act, (C) such securities have been otherwise transferred, a new certificate or other evidence of ownership for them not bearing the legend restricting further transfer shall have been delivered by the Company and subsequent public distribution of them shall not require registration under the Securities Act, or (D) such securities shall have ceased to be outstanding.

                 Requesting Holders has the meaning set forth in Section 3 hereof.

                 Securities Act means the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar or successor statute.

                 Subsequent Holder has the meaning set forth in Section 7(a) hereof.

                 Suspension Period has the meaning set forth in Section 8 hereof.

                 Transfer  means any transfer, sale, assignment, pledge,
hypothecation or other disposition of any interest.    Transferor  and
 Transferee  have correlative meanings.

                2.   Shelf Registration Under the Securities Act.

                     (a)  Preparation and Filing of Shelf Registration.  The
Company shall (i) cause to be filed not later than 120 days after the Effective
Date a registration statement pursuant to RULE 415 PROMULGATED under the Securities Act (a Shelf Registration ) providing for the resale of all shares of Registrable Common Stock held by the Holders on a continuous basis from time to time in the open market or otherwise, provided however, the Company shall have the right for proper corporate reasons (including, without limitation, the ineligibility of the Company to file a registration statement on Form S-3), determined in good faith by its Board of Directors, to extend such 120 day period to a date not later than March 31, 1998, and (ii) use its reasonable best efforts to have such Shelf Registration declared effective as soon as practicable after such filing. Subject to Section 8, the Company agrees to use its reasonable best efforts to keep the Shelf Registration continuously effective until the second anniversary of the date such Shelf Registration is declared effective by the Commission or such shorter period which will terminate when all of the Registrable Common Stock covered by the Shelf Registration has been sold pursuant to the Shelf Registration. The Company further agrees, if necessary, to supplement or amend the Shelf Registration, if required by the rules, regulations or instructions applicable to the registration form used by the Company for such Shelf Registration or by the Securities Act or by any other rules and regulations thereunder for shelf registration in order to permit the resale of the Registrable Common Stock in accordance with the Holders intended method of disposition thereof.

                     (b) Effective Shelf Registration. A Shelf Registration shall not be deemed to have been effected pursuant to Section 2(a) hereof:

                     (i) unless a registration statement with respect thereto has been declared effective by the Commission and remains effective in compliance with the provisions of the Securities Act and the laws of any state or other jurisdiction applicable to the disposition of all Registrable Common
Stock covered by such registration statement until such time as all of such Registrable Common Stock has been disposed of in accordance with such registration statement (provided that such period need not exceed two years from the date such Shelf Registration is declared effective by the Commission); or

                          (ii)  if, after it has become effective, such
registration is interfered with by any stop order, injunction or other order or requirement of the Commission or other governmental or regulatory agency or court for any reason other than a violation of applicable law solely by any Holder and has not thereafter become effective.

                3.   Piggyback Registrations.   If the Company, at any time
after the termination of the Shelf Registration or the duration of any
Suspension Period (as hereinafter defined), proposes to register any of its equity securities under the Securities Act by registration on any forms other than Form S-4 or S-8 (or any successor or similar form(s)), whether or not pursuant to registration rights granted to other holders of its securities and whether or not for sale for its own account, which would permit registration of
Registrable Common Stock for sale to the public under the Securities Act, it shall give prompt written notice to all of the Holders of its intention to do so and of such Holders' rights (if any) under this Section 3, which notice, in any event, shall be given at least 30 days prior to such proposed registration.
Upon the written request of any Holder receiving notice of such proposed registration that is then a holder of Registrable Common Stock (a  Requesting
Holder ) made within 20 days after the receipt of any such notice, which request shall specify the Registrable Common Stock intended to be disposed of by such
Requesting Holder and the intended method of disposition, the Company shall, subject to Section 6(b) hereof, use its best efforts to effect the registration under the Securities Act (a  Piggyback Registration ) of all Registrable Common
Stock which the Company has been so requested to register by the Requesting
Holders thereof to the extent required to permit the disposition (in accordance with such intended method of disposition) of the Registrable Common Stock so requested to be registered; provided, that:

                     (a) if at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company shall determine for any reason not to register or to delay registration of such securities, the Company may, at its election, give written notice of such determination to each Requesting Holder and (i) in the case of a determination not to register, shall be relieved of its obligation to register any Registrable
Common Stock in connection with such registration (but not from any obligation of the Company to pay the Expenses in connection therewith), without prejudice, however, to the rights of any Holder to include Registrable Common Stock in any future registration (or registrations) pursuant to this Section 3, and (ii) in the case of a determination to delay registering, shall be permitted to delay registering any Registrable Common Stock for the same period as the delay in registering such other securities; and

                     (b) if such registration involves an underwritten offering, each Requesting Holder shall sell its Registrable Common Stock on the same terms and conditions as those that apply to the Company or other holder of its securities being sold pursuant to such registration.

                4.   Expenses.   The Company shall pay all Expenses in
connection with any registration initiated pursuant to Section 2 or 3 hereof, whether or not such registration shall become effective and whether or not all or any portion of the Registrable Common Stock originally requested to be included in such registration are ultimately included in such registration.
                5.   Registration Procedures.   If and whenever the Company is
required to effect any registration under the Securities Act as provided in
Sections 2 and 3 hereof, the Company shall, as expeditiously as possible:

                    (a) prepare and file with the Commission the requisite registration statement to effect such registration and thereafter use its reasonable best efforts to cause such registration statement to become effective;

                     (b) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act and the Exchange Act with respect to the disposition of all Registrable Common Stock covered by such registration statement until such time as all of such Registrable Common Stock has been disposed of in accordance with the method of disposition set forth in such registration statement; provided, however, except with respect to any Shelf Registration, such period need not extend beyond 90 days after the effective date of the registration statement; and provided, further, that with respect to the Shelf Registration, as provided in Section 2 hereof, such period need not extend beyond two years after the effective date of such registration statement;

                     (c) furnish to each seller of Registrable Common Stock covered by such registration statement such number of copies of such drafts and final conformed versions of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits and any documents incorporated by reference), such number of copies of such drafts and final versions of the prospectus contained in such registration statement
(including each preliminary prospectus and any summary prospectus) and any other prospectus filed under Rule 424 under the Securities Act, in conformity with the requirements of the Securities Act, and such other documents, as such seller may reasonably request in writing;

                     (d) use its reasonable best efforts (i) to register or qualify all Registrable Common Stock and other securities covered by such registration statement under such other securities or blue sky laws of such states or other jurisdictions of the United States of America as the sellers of Registrable Common Stock covered by such registration statement shall reasonably request in writing, (ii) to keep such registration or qualification in effect for so long as such registration statement remains in effect and (iii) to take any other action that may be reasonably necessary or advisable to enable such sellers to consummate the disposition in such jurisdictions of the securities to be sold by such sellers, except that the Company shall not for any such purpose be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not but for the requirements of this subsection
(d) be obligated to be so qualified, to subject itself to taxation in such jurisdiction or to consent to general service of process in any such jurisdiction;

                     (e)  use its best efforts to cause all Registrable Common
Stock and other securities covered by such registration statement to be registered with or approved by such other federal or state governmental agencies or authorities as may be necessary in the opinion of counsel to the Company and counsel to the seller or sellers of Registrable Common Stock to enable the seller or sellers thereof to consummate the disposition of such Registrable
Common Stock;

                     (f) use its best efforts to obtain and, if obtained, furnish to each seller of Registrable Common Stock, and each such seller's underwriters, if any:
                          (i)   a signed opinion of counsel for the Company,
dated the effective date of such registration statement (and, if such registration involves an underwritten offering, dated the date of the closing under the underwriting agreement), reasonably satisfactory in form and substance to such seller and such seller s underwriter; and

                          (ii)  a  comfort  letter, dated the effective date of
such registration statement (and, if such registration involves an underwritten offering, dated the date of the closing under the underwriting agreement) and signed by the independent public accountants who have certified the Company's financial statements included or incorporated by reference in such registration statement, reasonably satisfactory in form and substance to such seller and such seller s underwriter;
in each case, covering substantially the same matters with respect to such registration statement (and the prospectus included therein) and, in the case of the accountants' comfort letter, with respect to events subsequent to the date of such financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' comfort letters delivered to underwriters in underwritten Public Offerings of securities and, in the case of the accountants' comfort letter, such other financial matters, as the sellers of the Registrable
Common Stock covered by such registration statement or the underwriters, if any, may reasonably request;

                     (g) except during any Suspension Period, notify each seller of Registrable Common Stock and other securities covered by such registration statement at any time when a prospectus relating thereto is required to be delivered under the Securities Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, and, at the request of any such seller of Registrable Common Stock, promptly prepare and furnish to it a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus, as supplemented or amended, shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made;

                     (h) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission and any other governmental agency or authority having jurisdiction over the offering, and make available to the Holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first full calendar month after the effective date of such registration statement, which earnings statement shall satisfy the provisions of
Section 11(a) of the Securities Act and Rule 158 promulgated thereunder, and furnish to each seller of Registrable Common Stock at least ten days prior to the filing thereof a copy of any amendment or supplement to such registration statement or prospectus;

                     (i) upon a request of the Holders of a majority of the shares of Registrable Common Stock requested to be included in a registration pursuant to Section 2 or 3 hereof, use its best efforts to cause all such Registrable Common Stock covered by such registration statement to be listed on any securities exchange or other system on which the equity securities of the Company are then listed or, if no such equity securities are then listed, (i) to be listed on the NASDAQ National Market System or (ii) if the Company fails to meet the listing requirements of the NASDAQ National Market system, then on such national securities exchange or other system on which the Company s Common
Stock may be listed; and

                     (j) provide a transfer agent and registrar for such Registrable Common Stock covered by such Registration Statement no later than the effective date thereof.

                The Company may require each seller of Registrable Common Stock as to which any registration is being effected to furnish the Company such information regarding such seller and the distribution of the securities covered by such registration statement as the Company may from time to time reasonably
request in writing and as is required by applicable laws and regulations.   Each
Holder agrees to furnish promptly to the Company all information required to be disclosed in order to make the information previously furnished to the Company by such Holder not materially misleading.  If any such information with respect to any selling Holder so requested by the Company a reasonable period of time prior to the date of the filing of the Registration Statement hereunder is not furnished prior to the filing of the Registration Statement hereunder, the
Company may exclude such selling Holder s Registrable Common Stock from such
Registration Statement.

                Each Holder agrees that as of the date that a final prospectus is made available to it for distribution to prospective purchasers of
Registrable Common Stock it shall cease to distribute copies of any preliminary prospectus prepared in connection with the offer and sale of such Registrable
Common Stock.   Each Holder further agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in subsection
(g) of this Section 5 or upon notice of commencement of any Suspension Period, such Holder shall forthwith discontinue such Holder's disposition of Registrable
Common Stock pursuant to the registration statement relating to such Registrable
Common Stock until such Holder's receipt of the copies of the supplemented or amended prospectus contemplated by subsection (g) of this Section 5 or until it is advised in writing by the Company that the use of the applicable prospectus may be resumed and, if so directed by the Company, shall deliver to the Company
(at the Company's expense) all copies, other than permanent file copies, then in such Holder's possession of the prospectus relating to such Registrable Common
Stock current at the time of receipt of such notice.

                6.   Underwritten Offerings.

                     (a)  Piggyback Underwritten Offerings; Priority.   If the
Company proposes to register any of its equity securities under the Securities
Act as contemplated by Section 3 hereof which would permit registration of
Registrable Common Stock for sale to the public under the Securities Act, and such securities are to be distributed by or through one or more underwriters, the Company shall, if requested by any Requesting Holders, use its best efforts to arrange for such underwriters to include all of the Registrable Common Stock to be offered and sold by such Requesting Holders among the securities of the
Company to be distributed by such underwriters; provided, that, if the managing underwriter of such underwritten offering shall advise the Company in writing
(with a copy to the Requesting Holders) that if all the Registrable Common Stock requested to be included in such registration were so included, in its opinion, the number and type of securities proposed to be included in such registration would exceed the number and type of securities which could be sold in such offering within a price range acceptable to the Company (such writing to state the basis of such opinion and the approximate number and type of securities which may be included in such offering without such effect), then the Company shall include in such registration, to the extent of the number and type of securities which the Company is so advised can be sold in such offering, (i)
first, securities that the Company proposes to issue and sell for its own account and (ii) second, Registrable Common Stock requested to be registered by
Requesting Holders pursuant to Section 3 hereof, pro rata  among the Requesting
Holders on the basis of the number of shares of Registrable Common Stock requested to be registered by all such Requesting Holders; provided, however, that if the Company undertakes such registration on behalf of holders of equity securities of the Company other than the Holders (the  Other Equityholders )
pursuant to contractual demand registration rights granting such Other
Equityholders priority in the registration of their securities over those held by other securityholders, then the Company shall include in such registration, to the extent of the number and type of securities which the Company is so advised can be sold in such offering, (i) first, the number of equity securities requested to be included therein by the Other Equityholders and (ii) second,
Registrable Common Stock requested to be registered by Requesting Holders pursuant to Section 3 hereof, pro rata among the Requesting Holders on the basis of the number of shares of Registrable Common Stock requested to be registered by all Requesting Holders.

                Any Requesting Holder may withdraw its request to have all or any portion of its Registrable Common Stock included in any such offering by notice to the Company within 10 Business Days after receipt of a copy of a notice from the managing underwriter pursuant to this Section 6 (a).

                    (b)  Holders of Registrable Common Stock to be Parties to
Underwriting Agreement.   The Holders of Registrable Common Stock to be
distributed by underwriters in an underwritten offering pursuant to a Piggyback
Registration contemplated by subsection (a) of this Section 6 shall be parties to the underwriting agreement between the Company and such underwriters and any such Holder, at its option, may require that any or all of the representations and warranties by, and the other agreements on the part of, the Company to and for the benefit of such underwriters shall also be made to and for the benefit of such Holders and that any or all of the conditions precedent to the obligations of such underwriters under such underwriting agreement be conditions
precedent to the obligations of such Holders.   No such Holder shall be required
to make any representations or warranties to or agreements with the Company or the underwriters other than representations, warranties or agreements regarding such Holder, such Holder's Registrable Common Stock, such Holder's intended method of distribution and any other representation required by law.

                     (c)  Selection of Underwriters for Piggyback Underwritten
Offering.   The underwriter or underwriters of each underwritten offering pursuant to a Piggyback Registration contemplated by this Section 6 shall be a nationally recognized underwriter (or underwriters) selected by the Company.

                     (d) Holdback Agreements. Each Holder agrees, if so required by the managing underwriter for any underwritten offering not to effect any sale or distribution of any equity securities of the Company or securities convertible into or exchangeable or exercisable for equity securities of the Company issued after the data hereof, including any sale under Rule 144 under the Securities Act, during the 10 days prior to the date on which an underwritten registration of Registrable Common Stock pursuant to Section 2 or 3 hereof has become effective and until 120 days after the effective date of such underwritten registration, except as part of such underwritten registration.


                The Company agrees (i) not to effect any Public Offering or distribution of any equity securities of the Company or securities convertible into or exchangeable or exercisable for equity securities of the Company, during the 10 days prior to the date on which any underwritten registration pursuant to
Section 2 or 3 hereof has become effective and until 120 days after the effective date of such underwritten registration, except as part of such underwritten registration and except pursuant to registrations on Form S-4 and Form S-8, or any successor or similar forms thereto, and (ii) to cause each holder of any equity securities, or securities convertible into or exchangeable or exercisable for equity securities, in each case, acquired from the Company at any time on or after the date of this Agreement (other than in a Public
Offering), to agree not to effect any Public Offering or distribution of such securities, during such period, except as part of such underwritten registration if permitted.

                7.   Preparation; Reasonable Investigation.

                     (a)  Registration Statements.   In connection with the
preparation and filing of each registration statement under the Securities Act pursuant to this Agreement, the Company shall give each Holder of Registrable
Common Stock registered under such registration statement, the underwriters, if any, and their respective counsel and accountants the reasonable opportunity to participate in the preparation of such registration statement, each prospectus included therein or filed with the Commission, and each amendment thereof or supplement thereto, and shall give each such Holder who is an original party hereto or any Transferee who holds a number of shares of Registrable Common
Stock equal to at least 5% of the total number of shares of Common Stock then outstanding (each such original Holder or Transferee, a  Significant Holder )
such reasonable access to its books and records and such reasonable opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary, in the reasonable opinion of any such Significant Holders'
and such underwriters' respective counsel, to conduct a reasonable investigation within the meaning of the Securities Act.

                 (b)  Confidentiality.   Each Holder of Registrable Common
Stock shall maintain the confidentiality of any confidential information received from or otherwise made available by the Company to such Holder of
Registrable Common Stock and identified in writing by the Company as
confidential.   Information that (i) is or becomes available to a Holder of
Registrable Common Stock from a public source, (ii) is disclosed to a Holder of
Registrable Common Stock by a third-party source who the Holder of Registrable
Common Stock reasonably believes has the right to disclose such information or
(iii) is or becomes required to be disclosed by a Holder of Registrable Common
Stock by law, including by court order, shall not be deemed to be confidential information for purposes of this Agreement.  The Holders of Registrable Common
Stock shall not grant access, and the Company shall not be required to grant access, to information under this Section 7 to any Person who will not agree in writing to maintain the confidentiality (to the same extent a Holder is required to maintain confidentiality) of any confidential information received from or otherwise made available to it by the Company or the Holders of Registrable
Common Stock under this Agreement and identified in writing by the Company as confidential.

                8.   Suspension of Offers and Sales.

                The Company shall not be obligated to file any registration statement other than the Shelf Registration, or file any amendment or supplement to any registration statement other than the Shelf Registration, and may suspend for a period of time (the Suspension Period ) any Holder s rights to make sales pursuant to any effective registration statement, at any time when the Company, in the good faith judgment of its Board of Directors, reasonably believes that the offering of securities pursuant thereto would adversely affect a pending or proposed public offering of the Company's securities, a material financing, or a material acquisition, merger, recapitalization, consolidation, reorganization or similar transaction, or negotiations, discussions or pending proposals with respect thereto. The Holders shall cease to make sales pursuant to any effective registration statement immediately upon receipt of a written notification of commencement of any Suspension Period. The Holders rights to make sales pursuant to an effective registration statement cannot be suspended pursuant to the provisions of the preceding sentence for a period longer than 60 days after the date of the Board's determination referenced in the preceding sentence or, if earlier, the period ending on the tenth (10) day after the abandonment or consummation of the foregoing proposals or transactions. If the Company suspends the sellers' rights to make sales pursuant hereto, the applicable registration period shall be extended by the number of days of such suspension.

                9.   Indemnification.

                     (a)  Indemnification by the Company.   In connection with
any registration statement filed by the Company pursuant to Section 2 or 3 hereof, the Company shall, and hereby agrees to, indemnify and hold harmless, each Holder and seller of any Registrable Common Stock covered by such registration statement and each other Person who participates as an underwriter in the offering or sale of such securities and each other Person, if any, who controls such Holder or seller or any such underwriter, and their respective directors, officers, partners, agents and Affiliates (each, a  Company
Indemnitee  for purposes of this Section 9(a)), against any losses, claims, damages, liabilities (or actions or proceedings, whether commenced or threatened, in respect thereof and whether or not such Indemnified Party is a party thereto), joint or several, and expenses, including, without limitation, the reasonable fees, disbursements and other charges of legal counsel and reasonable costs of investigation, to which such Company Indemnitee may become subject under the Securities Act or otherwise (collectively, a  Loss  or
 Losses ), insofar as such Losses arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such securities were registered or otherwise offered or sold under the Securities Act or otherwise, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto (collectively,  Offering Documents ), or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein in the light of the circumstances in which they were made not misleading; provided, that, the
Company shall not be liable in any such case to the extent that any such Loss arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Offering Documents in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by or on behalf of such Company Indemnitee specifically stating that it is expressly for use therein; and provided, further, that the
Company shall not be liable to any Person who participates as an underwriter or a selling Holder in the offering or sale of Registrable Common Stock or any other Person, if any, who controls such underwriter or a selling Holder, in any such case to the extent that any such Loss arises out of such Person's failure to send or give a copy of the final prospectus (including any documents incorporated by reference therein), as the same may be then supplemented or amended, to the Person asserting an untrue statement or alleged untrue statement or omission or alleged omission at or prior to the written confirmation of the sale of Registrable Common Stock to such Person if such statement or omission
was corrected in such final prospectus.   Such indemnity shall remain in full
force and effect regardless of any investigation made by or on behalf of such
Company Indemnitee and shall survive the transfer of such securities by such
Company Indemnitee.

                     (b)  Indemnification by the Offerors and Sellers.   In
connection with any registration statement filed by the Company pursuant to
Section 2 or 3 hereof in which a Holder has registered for sale Registrable
Common Stock, each such Holder or seller of Registrable Common Stock shall, and hereby agrees to, indemnify and hold harmless the Company and each of its directors, officers, employees and agents, each other Person, if any, who controls the Company and each other seller and such seller's directors, officers, stockholders, partners, employees, agents and affiliates (each, a
 Holder Indemnitee  for purposes of this Section 9(b)), against all Losses insofar as such Losses arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in any Offering Documents
(or any document incorporated by reference therein) or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein in the light of circumstances in which they were made not misleading, if such untrue statement or alleged untrue statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such Holder or seller of Registrable Common stock specifically stating that it is expressly for use therein; provided, however, that the liability of such indemnifying party under this Section 9(b) shall be limited to the amount of the net proceeds received by such indemnifying party in
the offering giving rise to such liability.   Such indemnity shall remain in
full force and effect, regardless of any investigation made by or on behalf of the Holder Indemnitee and shall survive the transfer of such securities by such
Holder.

                     (c)  Notices of Losses, etc.   Promptly after receipt by an
indemnified party of notice of the commencement of any action or proceeding involving a Loss referred to in the preceding subsections of this Section 9, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action; provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subsections of this Section 9, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice.  In case any such action is brought against an indemnified party, the indemnifying party shall be entitled to participate in and, unless in such indemnified party's reasonable judgment a conflict of interest between such indemnified and indemnifying parties may exist in respect of such Loss, to assume and control the defense thereof, in each case at its own expense, jointly with any other indemnifying party similarly notified, to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after its assumption of the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than
reasonable costs of investigation.   No indemnifying party shall be liable for
any settlement of any such action or proceeding effected without its written
consent, which shall not be unreasonably withheld.   No indemnifying party
shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect of such Loss or which requires action on the part of such indemnified party or otherwise subjects the indemnified party to any obligation or restriction to which it would not otherwise be subject.

                          (d)   Contribution.   If the indemnification provided
for in this Section 9 shall for any reason be unavailable to an indemnified party under subsection (a) or (b) of this Section 9 in respect of any Loss, then, in lieu of the amount paid or payable under subsection (a) or (b) of this
Section 9, the indemnified party and the indemnifying party under subsection (a)
or (b) of this Section 9 shall contribute to the aggregate Losses (including legal or other expenses reasonably incurred in connection with investigating the same) (i) in such proportion as is appropriate to reflect the relative fault of the Company and the prospective sellers of Registrable Common Stock covered by the registration statement which resulted in such Loss or action in respect thereof, with respect to the statements, omissions or action which resulted in such Loss or action in respect thereof, as well as any other relevant equitable considerations, or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as shall be appropriate to reflect the relative benefits received by the Company, on the one hand, and such prospective sellers, on the other hand, from their sale of Registrable Common
Stock; provided, that, for purposes of this clause (ii), the relative benefits received by the prospective sellers shall be deemed not to exceed the amount
received by such sellers.   No Person guilty of fraudulent misrepresentation
(within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent
misrepresentation.   The obligations, if any, of the selling holders of
Registrable Common Stock to contribute as provided in this subsection (d) are several in proportion to the relative value of their respective Registrable
Common Stock covered by such registration statement and not joint.  In addition, no Person shall be obligated to contribute hereunder any amounts in payment for any settlement of any action or Loss effected without such Person's consent.

                          (e)   Other Indemnification.  The Company and, in
connection with any registration statement filed by the Company pursuant to
Section 2(a), each Holder shall, and, in connection with any registration statement filed by the Company pursuant to Section 3, each Holder who has registered for sale Registrable Common Stock shall, with respect to any required registration or other qualification of securities under any Federal or state law or regulation of any governmental authority other than the Securities Act, indemnify Holder Indemnitees and Company Indemnitees, respectively, against Losses, or, to the extent that indemnification shall be unavailable to a Holder
Indemnitee or Company Indemnitee, contribute to the aggregate Losses of such Holder Indemnitee or Company Indemnitee in a manner similar to that specified in the preceding subsections of this Section 9 (with appropriate modifications).

                          (f)   Indemnification Payments.   The indemnification
and contribution required by this Section 9 shall be made by periodic payments of the amount thereof during the course of any investigation or defense, as and when bills are received or any Loss is incurred.
                10.  Registration Rights to Others.

                If the Company shall at any time hereafter provide to any holder of any securities of the Company rights with respect to the registration of such securities under the Securities Act or the Exchange Act, such rights shall not be in conflict with or adversely affect any of the rights provided in this Agreement to the Holders of Registrable Common Stock.

                 11.  Adjustments Affecting Registrable Common Stock.

                The Company shall not effect or permit to occur any combination, subdivision or reclassification of Registrable Common Stock that would materially adversely affect the ability of the Holders to include such Registrable Common Stock in any registration of its securities under the Securities Act contemplated by this Agreement.
                12.  Rule 144 and Rule 144A.

                The Company shall take all actions reasonably necessary to enable Holders to sell Registrable Common Stock without registration under the Securities Act within the limitation of the exemptions provided by (a) Rule 144 under the Securities Act, as such Rule may be amended from time to time, (b)
Rule 144A under the Securities Act, as such Rule may be amended from time to time, or (c) any similar rules or regulations hereafter adopted by the Commission, including, without limiting the generality of the foregoing, filing on a timely basis all reports required to be filed under the Exchange Act.
Upon the request of any Holder, the Company shall deliver to such Holder a written statement as to whether it has complied with such requirements.

                13.  Amendments and Waivers.

                Any provision of this Agreement may be amended, modified or waived if, but only if, the written consent to such amendment, modification or waiver has been obtained from (i) except as provided in clauses (ii) and (iii) below, the Holder or Holders of at least 66-2/3% of the shares of Registrable
Common Stock affected by such amendment, modification or waiver, (ii) in the case of any amendment, modification or waiver of Section 8 hereof, the written consent of the Holder or Holders of at least 66-2/3% of the shares of Registrable Common Stock and the written consent of each Significant Holder and
(iii)  in the case of any amendment, modification or waiver of any provision of
Section 4 hereof or this Section 13 or any provisions as to the percentages of Holders required for any amendment, modification or waiver, the written consent of each Holder so affected.

                14.  Nominees for Beneficial Owners.

                In the event that any Registrable Common Stock is held by a nominee for the beneficial owner thereof, the beneficial owner thereof may, at its election in writing delivered to the Company, be treated as the Holder of such Registrable Common Stock for purposes of any request or other action by any
Holder or Holders pursuant to this Agreement or any determination of the number or percentage of shares of Registrable Common Stock held by any Holder or
Holders contemplated by this Agreement.   If the beneficial owner of any
Registrable Common Stock so elects, the Company may require assurances reasonably satisfactory to it of such owner's beneficial ownership of such
Registrable Common Stock.

                15.  Assignment.

                The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, successors and permitted assigns.  Any Holder may assign to any permitted Transferee (as permitted under applicable law) of its Registrable Common Stock its rights and obligations under this Agreement, provided that such Transferee (i) holds upon completion of such assignment a number of shares of Registrable Common Stock equal to at least 1% of the total number of shares of Common Stock outstanding at the time of such assignment and (ii) shall agree in writing with the parties hereto prior to the assignment to be bound by this Agreement as if it were an original party hereto, whereupon such assignee shall for all purposes be deemed
to be a Holder under this Agreement.   Except as provided above or otherwise
permitted by this Agreement, neither this Agreement nor any right, remedy, obligation or liability arising hereunder or by reason hereof shall be assignable by any Holder without the prior written consent of the other parties
hereto.   The Company may not assign this Agreement or any right, remedy, obligation or liability arising hereunder or by reason hereof.

                16.  Calculation of Percentage or Number of Shares of
Registrable Common Stock.

                For purposes of this Agreement, all references to a percentage or number of shares of Registrable Common Stock or Common Stock shall be calculated based upon the number of shares of Registrable Common Stock or Common stock, as the case may be, outstanding at the time such calculation is made and shall exclude any Registrable Common Stock or Common Stock, as the case may be, owned by the Company or any subsidiary of the Company.

                17.  Miscellaneous.

                     (a)  Further Assurances.   Each of the parties hereto shall
execute such documents and other papers and perform such further acts as may be reasonably required or desirable to carry out the provisions of this Agreement and the transactions contemplated hereby.

                     (b)  Headings.   The headings in this Agreement are for
convenience of reference only and shall not control or affect the meaning or construction of any provisions hereof.

                     (c)  No Inconsistent Agreements.   The Company will not
hereafter enter into any agreement which is inconsistent with the rights granted to the Holders in this Agreement.

                     (d)  Remedies.   Each Holder, in addition to being entitled
to exercise all rights granted by law, including recovery of damages, will be
entitled to specific performance of its rights under this Agreement.   The
Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of this Agreement and the Company hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.

                     (e)  Entire Agreement.   This Agreement constitutes the
entire agreement and understanding of the parties hereto in respect of the subject matter contained herein, and there are no restrictions, promises, representations, warranties, covenants, or undertakings with respect to the subject matter hereof, other than those expressly set forth or referred to
herein.   This Agreement supersedes all prior agreements and understandings between the parties hereto with respect to the subject matter hereof.

                     (f)  Notices.   Any notices or other communications to be
given hereunder by any party to another party shall be in writing, shall be delivered personally, by telecopy, by certified or registered mail, postage prepaid, return receipt requested, or by Federal Express or other comparable delivery service, to the address of the party set forth on Schedule B hereto or to such other address as the party to whom notice is to be given may provide in a written notice to the other parties hereto, a copy of which shall be on file
with the Secretary of the Company.   Notice shall be effective when delivered if
given personally, when receipt is acknowledged if telecopied, three days after mailing if given by registered or certified mail as described above, and one business day after deposit if given by Federal Express or comparable delivery service.

                     (g)  Governing Law.   This Agreement shall be governed by
and construed in accordance with the laws of the State of New York applicable to agreements made to be performed entirely in such State.

                     (h)  Severability.   Notwithstanding any provision of this
Agreement, neither the Company nor any other party hereto shall be required to take any action which would be in violation of any applicable Federal or state
securities law.   The invalidity or unenforceability of any provision of this
Agreement in any jurisdiction shall not affect the validity, legality or enforceability of any other provision of this Agreement in such jurisdiction or the validity, legality or enforceability of this Agreement, including any such provision, in any other jurisdiction, it being intended that all rights and obligations of the parties hereunder shall be enforceable to the fullest extent permitted by law.

                     (i)  Counterparts.   This Agreement may be executed in two
or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same Agreement.

                IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                FORSTMANN & COMPANY, INC.


                                By: /s/ Rodney Peckham
                                   -------------------
                                Name:Rodney Peckham
                                Title: Chief Financial Officer

                                HOLDERS:
                                GRACE BROTHERS LTD.
                                By: Bradford T. Whitmore
                                   ---------------------
                                Name: Bradford T. Whitmore
                                Title: General Partner


                                CREDIT SUISSE FIRST BOSTON SECURITIES CORP.
                                By: /s/ Donna P. Alderman
                                   ----------------------
                                Name: Donna P. Alderman
                                Title: Director



                                DAYSTAR PARTNERS
                                By:/s/ Bruce W. Gregory
                                  ---------------------
                                Name: Bruce Gregory
                                Title: Managing Director


                                         SCHEDULE A




                       HOLDERS OF REGISTRABLE COMMON STOCK


                                                                  Number of
Holder                                                           Shares Owned


Grace Brothers Ltd. . . . . . . . . . . . . . . . . . . . . . . . . .

Credit Suisse First Boston Securities Corp. . . . . . . . . . . . . .

Daystar Partners  . . . . . . . . . . . . . . . . . . . . . . . . . .


                                        SCHEDULE B
                                        NOTICES


If to the Company, to:


Forstmann & Company, Inc.
1155 Avenue of the Americas
New York, NY 10036

If to the Holders, to:
Credit Suisse First Boston Securities Corp.
11 Madison Avenue, 4th Floor
New York, NY 10010

Grace Brothers Ltd.
1560 Sherman Avenue
Suite 900
Evanston, IL 60201

Daystar Partners
411 Theodore Fremd Avenue
Rye, NY  10580

If to Holders who are Transferees of the original Holders, to such Holders at their respective addresses or to their respective telephone or telecopy numbers reflected in the Company's books and records.




                                                  Exhibit 4.2

                                WARRANT AGREEMENT

            WARRANT AGREEMENT, dated as of July 23, 1997, between FORSTMANN &
COMPANY, INC., a Georgia corporation (the "Company"), and NORWEST BANK
MINNESOTA, N.A., as warrant agent (the "Warrant Agent"), for the benefit of the Persons holding Warrants hereunder from time to time.


                              W I T N E S S E T H:


            WHEREAS, in connection with the consummation of the Company's First
Amended Plan of Reorganization, dated May 14, 1997 (the "Plan"), as confirmed by
Final Order of the United States Bankruptcy Court for the Southern District of
New York, dated July 9, 1997 (the "Confirmation Date"), the Company shall issue in accordance with the provisions of the Plan, to the holders of Allowed
Interests in Classes 7 and 8 an aggregate of up to 87,756 warrants (the
"Warrants"), each Warrant initially entitling the registered holder thereof to purchase one share of the Company's New Common Stock, par value $.01 per share
(each, a "Share", the term Share shall also refer to any share or shares of any other class or series of capital stock into which the Shares hereafter may be changed);

            WHEREAS, under the terms of the Plan, each holder of an Allowed
Interest in Classes 7 and 8 has been allocated a number of Warrants determined in accordance with Sections 5.7 or 5.8 of the Plan, as applicable;

            NOW, THEREFORE, in consideration of the foregoing and for the purpose of defining the terms and provisions of the Warrants and the respective rights and obligations thereunder of the Company and the record holders of the Warrants, the Company and the Warrant Agent each hereby agrees as follows:

            SECTION 1.  Definitions.  All capitalize terms
                        -----------
used but not defined herein shall have the respective meanings ascribed to them in the Plan.

            SECTION 2.  Appointment of Warrant Agent.  The
                        ----------------------------
Company hereby appoints the Warrant Agent to act as agent for the Company in accordance with the terms and conditions hereinafter set forth and the Warrant
Agent hereby accepts such appointment.

            SECTION 3.  Execution, Delivery and Registration
                        ------------------------------------
of Warrant Certificates.  (a) Each Warrant shall be
-----------------------
evidenced by a certificate (each, a "Warrant Certificate") substantially in the form set forth in Exhibit A hereto.  Each Warrant Certificate shall be dated the date it is countersigned by the Warrant Agent and shall have such letters, numbers, or other marks of identification or designation and such legends or endorsements stamped, printed, lithographed or engraved thereon as the officers of the Company executing the same may approve (the execution thereof to be conclusive evidence of such approval) and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any law or with any rule or regulation, or to conform to usage.  The Warrant Certificates shall be signed on behalf of the Company by its Chief Executive Officer, its
President, its Chief Financial Officer or one of its Vice-Presidents under its corporate seal reproduced thereon and attested by its Secretary or an Assistant
Secretary.  The signatures of any such officers may be manual or facsimile.  The seal of the Company may be in the form of a facsimile thereof and may be impressed, affixed, imprinted or otherwise reproduced on the Warrant
Certificates.

            No Warrant Certificates shall be valid for any purpose until such Warrant Certificate has been countersigned by the manual signature of the Warrant Agent. Such signature by the Warrant Agent upon any Warrant Certificate executed by the Company shall be conclusive evidence that the Warrant
Certificate so countersigned has been duly issued hereunder.

            In case any officer of the Company who shall have signed any of the Warrant Certificates either manually or by facsimile signature shall cease to be an officer before the Warrant Certificates so signed shall have been countersigned and delivered by the Warrant Agent, such Warrant Certificates nevertheless may be countersigned and delivered with the same force and effect as though such person had not ceased to be such officer of the Company, and any Warrant Certificate may be signed on behalf of the Company by any person who, at the actual date of the execution of such Warrant Certificate, shall be the proper officer of the Company to sign such Warrant Certificate, although at the date of the execution of this Agreement any such person was not such officer.

            The Warrant Agent will keep or cause to be kept, at its principal office, books for registration and transfer of the Warrant Certificates issued hereunder. Such books shall show the names and addresses of the respective holders of the Warrant Certificates, the number of Warrants evidenced on its face by each of the Warrant Certificates, and the date of each of the Warrant
Certificates.

            (b) On the Effective Date, or as soon thereafter as practicable, the Company shall issue and, upon countersigning by the Warrant Agent, deliver to the transfer agent for the New Common Stock (the "Transfer Agent") Warrant
Certificates representing the aggregate number of Warrants allocated to the holders of the Allowed Interests in Classes 7 and 8 under the Plan. Such
Warrant Certificates shall be delivered by the Transfer Agent to the Persons entitled to such delivery in accordance with the provisions of the Plan.

           SECTION 4.  Exercise of Warrants; Purchase Price.
                       ------------------------------------
(a)  Each registered holder of a Warrant Certificate may exercise the Warrants evidenced thereby in whole or in part immediately upon issuance and until 5:00
p.m., New York  time, on July 23, 1999 (the "Final Expiration Date"), upon surrender of such Warrant Certificate, with the form of election to purchase on the reverse side thereof duly executed, to the Warrant Agent at the principal office of the Warrant Agent, together with payment of the Purchase Price for each Share as to which the Warrants are exercised,

            (b) The Purchase Price for each Share pursuant to the exercise of a Warrant shall be $23, subject to adjustment as provided in Section 10 hereof.
The aggregate Purchase Price shall be payable in cash or by certified or official bank or bank cashier's check payable to the order of the Company.

            (c)  Upon receipt of a Warrant Certificate representing exercisable
Warrants, with the form of election to purchase duly executed, accompanied by payment of the aggregate Purchase Price for the Shares to be purchased and an amount equal to any applicable transfer tax required to be paid by the holder of such Warrant Certificate in accordance with Section 8 hereof, the Warrant Agent shall thereupon promptly (i) requisition from any transfer agent of the New
Common Stock certificates for the number of Shares to be purchased and the Company hereby irrevocably authorizes its transfer agent to comply with all such requests and (ii) after receipt of such certificates cause the same to be delivered to or upon the order of the registered holder of such Warrant
Certificate, registered in such name or names as may be designated by such holder.

            (d) If the registered holder of any Warrant Certificate shall exercise less than all the Warrants evidenced thereby, a new Warrant Certificate evidencing warrants equivalent to the Warrants remaining unexercised shall be issued by the Warrant Agent to the registered holder of such Warrant Certificate or to his duly authorized assigns, subject to the provisions of Section 12 hereof.

            SECTION 5.  Transfer, Split Up, Combination and
                        -----------------------------------
Exchange of Warrant Certificates; Mutilated, Destroyed, Lost
-----------------------------------------------------------
or Stolen Warrant Certificates.  Subject to the provisions
------------------------------
of Section 12 hereof, at or prior to the Final Expiration Date, any Warrant
Certificate, with or without other Warrant Certificates, may be transferred, split up, combined or exchanged for another Warrant Certificate or Warrant Cer-
tificates, entitling the registered holder to purchase a like number of Shares as the Warrant Certificate or Warrant Certificates surrendered then entitled such holder to purchase.  Any registered holder desiring to transfer, split up, combine or exchange any Warrant Certificate shall make such request in writing delivered to the Warrant Agent, and shall surrender the Warrant Certificate or
Warrant Certificates to be transferred, split up, combined or exchanged at the principal office of the Warrant Agent.  Thereupon the Warrant Agent shall countersign and deliver to the person entitled thereto a Warrant Certificate or
Warrant Certificates, as the case may be, as so requested.  The Company may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of Warrant Certificates.

            Upon receipt by the Company and the Warrant Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a Warrant Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and, at the Company's request, reimbursement to the Company and the Warrant Agent of all reasonable expenses incidental thereto, and upon surrender to the Warrant Agent and cancellation of the Warrant Certificate if mutilated, the Company will make and deliver a new
Warrant Certificate of like tenor to the Warrant Agent for delivery to the registered owner in lieu of the Warrant Certificate so lost, stolen, destroyed or mutilated.

            SECTION 6.  Subsequent Issue of Warrant Cer-
                       --------------------------------
tificates.  Subsequent to their original issuance, no War
---------
rant Certificates shall be issued except (a) Warrant Certificates issued upon any transfer, combination, split up or exchange of Warrant Certificates pursuant to Section 5 hereof, (b) Warrant Certificates issued in replacement of mutilated, destroyed, lost or stolen Warrant Certificates pursuant to Section 5 hereof, (c) Warrant Certificates issued pursuant to Section 4(d) hereof upon the partial exercise of any Warrant Certificate to evidence the unexercised portion of such Warrant Certificate, and (d) Warrant Certificates issued pursuant to
Section 19 hereof.

            SECTION 7.  Cancellation and Destruction of War-
                        ------------------------------------
rant Certificates.  All Warrant Certificates surrendered for
-----------------
the purpose of exercise, exchange, substitution, transfer, split up or combination shall, if surrendered to the Company or to any of its agents, be delivered to the Warrant Agent for cancellation or in canceled form, or, if surrendered to the Warrant Agent, shall be canceled by it, and no Warrant
Certificates shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Warrant Agreement.  The Company shall deliver to the Warrant Agent for cancellation and retirement, and the Warrant Agent shall so cancel and retire, any other Warrant Certificates purchased or acquired by the Company otherwise than upon the exercise thereof.  The Warrant Agent shall deliver all canceled Warrant Certificates to the Company.

            SECTION 8.  Reservation and Availability of
                        -------------------------------
Shares.   (a)  There have been reserved, and the Company
------
covenants and agrees at all times to keep reserved and  available out of its authorized and unissued shares of New Common Stock or its authorized and issued shares of New Common Stock held in its treasury, the number of Shares that will be sufficient to permit the exercise in full of all outstanding Warrants.

            (b) So long as the New Common Stock issuable upon the exercise of Warrants may be listed on any national securities exchange, the Company shall use its best efforts to cause all Shares reserved for such issuance to be listed as expeditiously as possible on such exchange upon official notice of issuance upon such exercise.

            (c) The Company covenants and agrees that it will take all such action as may be necessary to ensure that all Shares delivered upon exercise of the Warrants shall, at the time of delivery of the certificates for such Shares
(subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and nonassessable Shares.

            (d) The Company covenants and agrees that it will pay when due and payable any and all federal and state transfer taxes and charges which may be payable in respect of the issuance or delivery of the Warrant Certificates or of any Shares upon the exercise of the Warrants. The Company shall not, however, be required to pay any transfer tax which may be payable in respect of any transfer or delivery of Warrant Certificates to a person other than, or the issuance or delivery of certificates for New Common Stock in a name other than that of, the registered holder of the Warrant Certificate evidencing Warrants surrendered for exercise or to issue or deliver any certificates for Shares upon the exercise of any Warrants until any such tax shall have been paid (any such tax being payable by the holder of such Warrant Certificate at the time of surrender) or until it has been established to the Company's satisfaction that no such tax is due.

            SECTION 9.  Common Stock Record Date.  Each person
                        ------------------------
in whose name any certificate for Shares is issued upon the exercise of a
Warrant shall for all purposes be deemed to have become the holder of record of the New Common Stock represented thereby on, and such certificate shall be dated, the date upon which the Warrant Certificate evidencing such Warrants was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the New Common Stock transfer books of the Company are closed, such person shall be deemed to have become the record holder of such
Shares on, and such certificate shall be dated, the next succeeding business day on which the New Common Stock transfer books of the Company are open.

            SECTION 10.  Antidilution Provisions.  In order to
                         -----------------------
prevent dilution of the rights granted to registered holders of the Warrant
Certificates under this Agreement, the Purchase Price and the number and kind of
Shares purchasable upon exercise of each Warrant are subject to adjustment from time to time only upon the occurrence of the following events:

            (a) Stock Dividends, Splits, Combinations and
                -----------------------------------------
Reclassifications.  If at any time after the Effective Date,
-----------------
the Company shall (i) issue any stock as a dividend or distribution on the
Shares, (ii) subdivide or reclassify the Shares into a greater number of Shares, or (iii) combine or reclassify the Shares into a smaller number of Shares, then
(A) the number of Shares purchasable upon the exercise of each Warrant immediately prior to the record date for such dividend or distribution, or the effective date of such subdivision, combination or reclassification, shall be adjusted so that the holder of a Warrant exercised after that date shall be entitled to receive the number and kind of Shares which such holder would have owned and been entitled to receive as a result of the dividend, distribution, subdivision, combination or reclassification had the Warrant been exercised immediately prior to that date, and (B) the Purchase Price in effect immediately prior to such adjustment shall be adjusted by multiplying such Purchase Price by a fraction, the numerator of which is the aggregate number of Shares purchasable on the exercise of all Warrants outstanding immediately prior to such adjustment and the denominator of which is the aggregate number of Shares purchasable on the exercise of all Warrants outstanding immediately thereafter.

            (b)  Certain Distributions to Stockholders.  If at
                 -------------------------------------
any time after the Effective Date, the Company shall make any distribution in respect of its Shares of any property (including, without limitation, cash, securities of other issuers, or any preferred stock or evidence of indebtedness of the Company), whether by means of a dividend or distribution in partial liquidation or otherwise (other than a distribution referred to in Section
10(a)), then the Purchase Price shall be adjusted immediately thereafter by multiplying the Purchase Price in effect immediately prior thereto by a fraction, the numerator of which is the difference between the Adjusted Company
Value immediately preceding the date of such distribution and the aggregate Fair
Market Value of the property so distributed, and the denominator of which is the
Adjusted Company Value immediately preceding the date of such distribution.

            For purposes of this Section, (i) "Adjusted Company Value" shall mean $98.9 million, being the value of the Company on the Confirmation Date determined by the Company (with the consent of the Creditors' Committee) and as reduced for asset sales or dispositions made prior to the Effective Date, which amount shall be reduced from time to time by the Fair Market Value of any such distribution and (ii) "Fair Market Value" shall mean (A) in the case of cash, the amount of all cash received or held at the date of determination; (B) in the case of a marketable security which is listed or regularly traded on any domestic securities exchange or quoted on NASDAQ, the weighted average of the closing prices of such security's sales on all domestic securities exchanges on which such security may at the time be listed, or, if there have been no sales on any such exchange on any day, the average of the highest bid and the lowest asked prices on all such exchanges on such day, or, if on any day such security is not listed, the average of the representative bid and ask prices quoted in the NASDAQ as of 4:00 p.m., New York City time, on such day, in each such case, averaged over a period of 11 (11) days consisting of the date of determination and the ten (10) consecutive Business Days (or such lesser period as such security shall have been listed) prior to such day; provided, however, the term
"Business Days" as used in this sentence shall mean Business Days on which the domestic exchange on which the security is listed or the NASDAQ, as the case may be, is open for trading. NASDAQ, as used in this definition, shall mean the National Market System of NASDAQ Inter-Dealer Quotation System or such other similar inter-dealer quotation system as may in the future be used generally by members of the National Association of Securities Dealers for the over-the-counter transactions in securities; and (C) in the case of any consideration of property other than set forth in the foregoing, the value thereof shall be the fair market value of such consideration or property as of the date of determination as determined in good faith by the Company's Board of Directors.

            If distributions to stockholders are sufficient, in the aggregate, to result in adjusting the Purchase Price to zero or less than zero, then all then outstanding Warrants shall automatically be deemed exercised as of the record date for such distribution or repurchase without any action on the part of any holder of a Warrant Certificate, and the holders of the Warrant
Certificates shall then be entitled, in addition to exercising all rights and privileges of a holder of Shares, to participate proportionately in such distribution to the extent the Purchase Price would have been reduced to less than zero. Upon any such automatic exercise of the Warrants, the Company shall promptly issue and deliver to the holders of the Warrant Certificates, without charge, share certificates evidencing the Shares for which the Warrants were exercised and any such required distribution, and thereafter all such Warrant
Certificates shall be deemed canceled.

            (c)  Merger, Consolidation, etc.  If after the
               --------------------------
Effective Date the Company shall undertake (i) any capital reorganization, reclassification or recapitalization of the capital stock of the Company (other than in the cases referred to in Section 10(a)), (ii) any consolidation or merger of the Company with or into another corporation, or (iii) any sale or transfer of the property of the Company as an entirety or substantially as an entirety, the Company shall use its best efforts to make adequate provisions so that each holder of a Warrant Certificate shall thereafter be entitled to purchase upon exercise of any Warrant held by such holder (in lieu of or in addition to the number of Shares deliverable, as appropriate) such number of shares of stock, other securities or property, if any, to which a holder of the number of Shares which would otherwise have been deliverable upon the exercise of a Warrant at the time would have been entitled upon such capital reorganization, reclassification, recapitalization, consolidation, merger, sale or transfer, and at the same aggregate Purchase Price.

            (d)  No Adjustment for Small Amounts.  No ad
                 -------------------------------
justment in the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least ten (10) cents in the Purchase
Price; provided, however, that any adjustments which by reason of this Section
10(d) are not required to be made shall be carried forward and taken into account in any subsequent adjustment required to be made hereunder.  All calculations under this Section 10 shall be made to the nearest cent or to the nearest one-hundredth of a Share, as the case may be.

            (e) No Adjustment for Stock Options.  No
                -------------------------------
adjustment to the Purchase Price or the number of Shares issuable upon the exercise of the Warrants shall be made as a result of the exercise of options issued pursuant to the Company's Management Stock Option Plan

            (f)  Effect of Alternate Securities.  If at any
                 ------------------------------
time, as a result of an adjustment made pursuant to this Section 10, the holder of a Warrant shall thereafter become entitled to receive any securities of the
Company other than Shares, then the number of such other securities receivable upon exercise of a Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to Shares contained in this Section 10.

            SECTION 11.  Certificate of Adjusted Purchase
                         --------------------------------
Price or Number of Shares.  Whenever an adjustment is made
-------------------------
as provided in Section 10 hereof, the Company shall (a) prepare a certificate setting forth such adjustment and a brief statement of the facts accounting for such adjustment, (b) file with the Warrant Agent a copy of such certificate, and
(c) mail a brief summary thereof to each holder of a Warrant Certificate in accordance with Section 21 hereof.

            SECTION 12.  Warrants to Purchase Fractional
                         -------------------------------
Shares.  The Company shall not be required to issue Warrants
------
for purchase of fractional Shares or to distribute Warrant Certificates which evidence such Warrants.  Each Person otherwise entitled to a Warrant that includes fractional amounts of New Common Stock shall receive a Warrant that has been rounded down to the next whole number of Shares (if such fraction is less than one-half) or rounded up to the next whole number of Shares (if such fraction is equal to or greater than one-half).

            SECTION 13.  Right of Action; Entitlement to Vote
                         ------------------------------------
or Receive Dividends. (a) All rights of action in respect of
--------------------
this Agreement are vested in the respective registered holders of the Warrant
Certificates; and any registered holder of any Warrant Certificate, without the consent of the Warrant Agent or of the holder of any other Warrant Certificate, may, in his own behalf and for his own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or otherwise act in respect of, his right to exercise the Warrants evidenced by such Warrant Certificate in the manner provided in such Warrant Certificate and in this Agreement.

            (b) Prior to the exercise of the Warrants evidenced thereby, the holder of a Warrant Certificate, as such, shall not be entitled to any rights of a stockholder of the Company with respect to, or be deemed for any purpose the holder of, Shares for which the Warrants shall be exercisable, including, without limitation, the right to vote or to receive dividends, or other distributions, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

            SECTION 14.  Agreement of Warrant Certificate
                         --------------------------------
Holders.  Every holder of a Warrant Certificate, by
-------
accepting the same, consents and agrees with the Company and the Warrant Agent and with every other holder of a Warrant Certificate that (a) the Warrant
Certificates are transferable only on the registry books of the Warrant Agent if surrendered at the principal office of the Warrant Agent, duly endorsed or accompanied by a proper instrument of transfer and (b) the Company and the
Warrant Agent may deem and treat the person in whose name the Warrant Cer-
tificate is registered as the absolute owner thereof and of the Warrants evidenced thereby (notwithstanding any notations of ownership or writing on the
Warrant Certificates) for all purposes whatsoever, and neither the Company nor the Warrant Agent shall be affected by any notice to the contrary.

            SECTION 15.  Concerning the Warrant Agent.  The
                         ----------------------------
Company agrees to pay to the Warrant Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the
Warrant Agent, its reasonable expenses and counsel fees and other disbursements ncurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder.  The Company also agrees to indemnify the Warrant Agent for, and to hold it harmless against, any loss, liability, or expense, incurred without negligence, bad faith or willful misconduct on the part of the Warrant Agent, for anything done or omitted by the Warrant Agent in connection with the acceptance and administration of this Agreement.

            The Warrant Agent shall be protected and shall incur no liability for or in respect of any action taken, suffered, or omitted by it in connection with its administration of this Agreement in reliance upon any Warrant
Certificate or certificate for New Common Stock, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement, or other paper or document believed by it in good faith to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper person or persons.

            SECTION 16.  Merger or Consolidation or Change of
                         ------------------------------------
Name of Warrant Agent.  Any corporation into which the
---------------------
Warrant Agent or any successor Warrant Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Warrant Agent or any successor Warrant Agent shall be a party, or any corporation succeeding to the corporate trust business of the Warrant Agent or any successor Warrant Agent, shall be the successor to the Warrant Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto, provided that such corporation would be eligible for appointment as a successor Warrant Agent under the provisions of Section 18 hereof.  In case at the time such successor Warrant
Agent shall succeed to the agency created by this Agreement, any of the Warrant
Certificates shall have been countersigned but not delivered, any such successor
Warrant Agent may adopt the countersignature of the predecessor Warrant Agent and deliver such Warrant Certificates so countersigned; and in case at that time any of the Warrant Certificates shall not have been countersigned, any successor
Warrant Agent may countersign such Warrant Certificates either in the name of the predecessor Warrant Agent or in the name of the successor Warrant Agent; and
in all such cases such Warrant Certificates shall have the full force provided in the Warrant Certificates and in this Agreement.

            In case at any time the name of the Warrant Agent shall be changed and at such time any of the Warrant Certificates shall have been countersigned but not delivered, the Warrant Agent may adopt the countersignature under its prior name and deliver Warrant Certificates so countersigned; and in case at that time any of the Warrant Certificates shall not have been countersigned, the Warrant Agent may countersign such Warrant Certificates either in its prior name or in its changed name; and in all such cases such Warrant Certificates shall have the full force provided in the Warrant Certificates and in this Agreement.

            SECTION 17.  Duties of Warrant Agent.  The Warrant
                         -----------------------
Agent undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of
Warrant Certificates, by their acceptance thereof, shall be bound:

            (a) The Warrant Agent may consult with legal counsel (who may be legal counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the Warrant Agent as to any action taken or omitted by it in good faith and in accordance with such opinion.

            (b) Whenever in the performance of its duties under this Agreement the Warrant Agent shall deem it necessary or desirable that any fact or matter be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be proved conclusively and established by a certificate signed on behalf of the Company by its Chief
Executive Officer, its President, its Chief Financial Officer or any of its Vice-Presidents and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary and delivered to the Warrant Agent; and such cer-tificate shall be full authorization to the Warrant Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.

            (c) The Warrant Agent shall be liable hereunder only for its own negligence, bad faith or willful misconduct.

            (d) The Warrant Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Warrant Certificates (except its countersignature thereof) or be required to verify the same, but all such statements and recitals are and shall be deemed to have been made by the Company only.

            (e) The Warrant Agent shall not be under any responsibility in respect of the validity of this Agreement or the execution and delivery hereof
(except the due execution and delivery hereof by the Warrant Agent) or in respect of the validity or execution and delivery of any Warrant Certificate
(except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Warrant Certificate; nor shall it be responsible for the adjustment of the Purchase Price or the making of any change in the number of shares of New
Common Stock required under the provisions of Section 10 hereof or responsible for the manner, method or amount of any such change or the ascertaining of the existence of facts that would require any such adjustment or change (except with respect to the exercise of Warrants evidenced by Warrant Certificates after actual notice of any adjustment of the Purchase Price); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any Shares to be issued pursuant to this Agreement or any Warrant Certificate or as to whether any Shares will, when issued, be validly authorized and issued, fully paid and nonassessable.

            (f) The Company agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Warrant Agent for the carrying out or performing by the Warrant
Agent of the provisions of this Agreement.

            (g) The Warrant Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from the Chief Executive Officer, the President, the Chief Financial Officer or any of the Vice-Presidents, the Secretary, any Assistant Secretary, the Treasurer or any Assistant Treasurer of the Company and to apply to such officers for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered to be taken by it in good faith in accordance with the instructions of any such officer.

            (h) The Warrant Agent and any shareholder, director, officer or employee of the Warrant Agent may buy, sell or deal in any of the Warrants or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to or otherwise act as fully and freely as though it were not the Warrant
Agent under this Agreement. Nothing herein shall preclude the Warrant Agent from acting in any other capacity for the Company or for any other legal entity.

            (i) The Warrant Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents.

            SECTION 18.  Change of Warrant Agent.  The Warrant
                         -----------------------
Agent may resign and be discharged from its duties under this Agreement upon 30 days' notice in writing mailed to the Company by registered or certified mail, and to the holders of the Warrant Certificates by first-class mail.  The Company may remove the Warrant Agent or any successor Warrant Agent upon 30 days' notice in writing, mailed to the Warrant Agent or successor Warrant Agent, as the case may be, and to each transfer agent of the New Common Stock by registered or certified mail.  If the Warrant Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Warrant Agent.  If the Company shall fail to make such appointment within a period of 30 days after such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Warrant Agent or by the holder of a Warrant Certificate (who shall, with such notice, submit his Warrant Certificate for inspection by the Company), then the registered holder of any Warrant Certificate may apply to any court of competent jurisdiction for the appointment of a new Warrant Agent.  Any successor Warrant
Agent, whether appointed by the Company or by such a court, shall be a corpora-
tion organized and doing business under the laws of the United States or the laws of any state, in good standing, which is authorized under such laws to exercise corporate trust powers and is subject to supervision or examination by a federal or state authority and which has at the time of its appointment as
Warrant Agent a combined capital and surplus of at least $150,000,000.  After appointment, the successor Warrant Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as
Warrant Agent without further act or deed; but the predecessor Warrant Agent shall deliver and transfer to the successor Warrant Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose.  Not later than the effective date of any such appointment, the Company shall file notice thereof in writing with the predecessor Warrant Agent and each transfer agent of the New Common
Stock.  Failure to give any notice provided for in this Section 18, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Warrant Agent or the appointment of the successor Warrant
Agent, as the case may be.

           SECTION 19.  Issuance of New Warrant Certificates.
                        ------------------------------------
Notwithstanding any of the provisions of this Agreement or of the Warrant
Certificates to the contrary, the Company may, at its option, issue new Warrant
Certificates evidencing Warrants in such form as may be approved by its Board of
Directors to reflect any adjustment or change in the Purchase Price per share and the number or kind or class of shares of stock or other securities or property purchasable under the Warrant Certificates made in accordance with the provisions of this Agreement.

            SECTION 20.  Notices.  Notices or demands author
                         -------
ized by this Agreement to be given or made by the Warrant Agent or by the holder of any Warrant Certificate to or on the Company shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Warrant Agent) as follows:

            FORSTMANN & COMPANY, INC.
            1155 Avenue of the Americas
            New York, New York 10036

            Attention:  Chief Financial Officer

Subject to the provisions of Section 17 hereof, any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Warrant Certificate to or on the Warrant Agent shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company) as follows:

            Norwest Bank Minnesota, N.A.
            P.O. Box 64854
            St. Paul, Minnesota 55164

            Attention:  Shareowner Services Department

Notices and demands authorized by this Agreement to be given or made by the Company or the Warrant Agent to the holder of any Warrant Certificate shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such holder at the address of such holder as shown on the registry books of the Company.

            SECTION 21.  Supplements and Amendments.  The
                         --------------------------
Company and the Warrant Agent may from time to time supplement or amend this
Agreement without the approval of any holders of Warrant Certificates in order to cure any ambiguity, to correct or supplement any provision contained herein which may be defective or inconsistent with any provisions herein, or to make any other provisions in regard to matters or questions arising hereunder which the Company and the Warrant Agent may deem necessary or desirable and which shall not adversely affect the interests of the holders of Warrant Certificates.

            SECTION 22.  Successors.  All the covenants and
                         ----------
provisions of this Agreement by or for the benefit of the Company or the Warrant
Agent shall bind and inure to the benefit of their respective successors and assigns.

            SECTION 23.  Benefits of This Agreement.  Nothing
                         --------------------------
in this Agreement shall be construed to give to any person or corporation other than the Company, the Warrant Agent and the registered holders of the Warrant
Certificates any legal or equitable right, remedy or claim under this Agreement;
but this Agreement shall be for the sole and exclusive benefit of the Company, the Warrant Agent and the registered holders of the Warrant Certificates.

            SECTION 24.  Governing Law.  This Agreement and
                         -------------
each Warrant Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of New York and for all purposes shall be governed by and construed in accordance with the laws of such state applicable to con-
tracts to be made and performed entirely within such state.

            SECTION 25.  Counterparts.  This Agreement may be
                         ------------
executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

            SECTION 26.  Descriptive Headings.  Descriptive
                         --------------------
headings of the Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                                    FORSTMANN & COMPANY, INC.


                                    By: /s/ Rodney Peckham
                                       --------------------

Attest:
/s/ Linda A. Filippone
-----------------------

                                    NORWEST BANK, MINNESOTA, N.A.


                                    By: /s/ Kenneth P. Swanson
                                        -----------------------

Attest:
/s/ Suzanne Swifs
-----------------------



                                          Exhibit A to
                                          Warrant Agreement



                          [Form of Warrant Certificate]

No.                                                                     Warrants


                       NOT EXERCISABLE AFTER JULY 23 1999

                               Warrant Certificate

                            FORSTMANN & COMPANY, INC.

            THIS CERTIFIES THAT --------------------------- or registered assigns, is the registered owner of the number of Warrants set forth above, each of which entitles the owner thereof, subject to the terms, provisions and conditions of the Warrant Agreement, dated as of July, 23, 1997 (the "Warrant
Agreement"), between FORSTMANN & COMPANY, INC., a Georgia corporation (the
"Company"), and Norwest Bank Minnesota, N.A.(the "Warrant Agent"), to purchase from the Company at any time after July 23, 1997 and prior to 5:00 P.M., New
York time, on July 23, 1999 at the principal office of the Warrant Agent, or at the office to its successor as Warrant Agent, one fully paid and nonassessable share of the common stock, par value $.01, of the Company (the "Common Stock"), at a purchase price of $23 per share (the "Purchase Price"), upon presentation and surrender of this Warrant Certificate with the Form of Election to Purchase duly executed and payment in full (in cash or by certified or official bank or bank cashier's check payable to the order of the Company) of the Purchase Price as to which the Warrant(s) represented by this Warrant Certificate are exercised, all subject to the terms and conditions hereof and the Warrant
Agreement. The number of Warrants evidenced by this Warrant Certificate (and the number of shares which may be purchased upon exercise thereof) set forth above, and the Purchase Price per share set forth above, are as of July 23, 1997.

            As provided in the Warrant Agreement, the number of Warrants evidenced by this Warrant Certificate, the Purchase Price and the number of shares of Common Stock which may be purchased upon the exercise of the Warrants evidenced by this Warrant Certificate are, upon the happening of certain events, subject to modification and adjustment.

            This Warrant Certificate is subject to all of the terms, provisions and conditions of the Warrant Agreement, which terms, provisions and conditions are hereby incorporated herein by reference and made a part hereof and to which Warrant Agreement reference is hereby made for a full description of the rights, limitations of rights, obligations, duties and immunities hereunder of the Warrant Agent, the Company and the holders of the Warrant Certificates.
Capitalized terms used herein without definition shall have the meaning ascribed to them in the Warrant Agreement. Copies of the Warrant Agreement are on file at the principal executive offices of the Company and the principal office of the Warrant Agent.

            This Warrant Certificate, with or without other Warrant
Certificates, upon surrender at the principal office of the Warrant Agent, may be exchanged for another Warrant Certificate or Warrant Certificates of like tenor and date evidencing Warrants entitling the holder to purchase a like aggregate number of shares of Common Stock as the Warrants evidenced by the Warrant Certificate or Warrant Certificates surrendered shall have entitled such holder to purchase. If this Warrant Certificate shall be exercised in part, the holder shall be entitled to receive upon surrender hereof another Warrant
Certificate or Warrant Certificates for the number of whole Warrants not exercised.

            No fractional shares of Common Stock will be issued upon the exercise of any Warrant or Warrants evidenced hereby, but in lieu thereof adjustments to the number of the whole shares issued will be made, as provided in the Warrant Agreement.

            No holder of this Warrant Certificate shall be entitled, as such, to vote or receive dividends or be deemed for any purpose the holder of Common
Stock or of any other securities of the Company which may at any time be issuable on the exercise or conversion hereof, nor shall anything contained in the Warrant Agreement or herein be construed to confer upon the holder hereof, as such, any of the rights of a stockholder of the Company or any right to vote upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issue of stock, reclassification of stock, change of par value, consolidation, merger, conveyance, or otherwise) or, except as provided in the Warrant
Agreement, to receive notice of meetings, or to receive dividends or subscription rights or otherwise, until the Warrant or Warrants evidenced by this Warrant Certificate shall have been exercised as provided in the Warrant
Agreement.

            This Warrant Certificate shall not be valid or obligatory for any purpose until it shall have been countersigned by the Warrant Agent.

            WITNESS the facsimile signature of the proper officers of the Company and its corporate seal.

Dated: -------------, 19---.

                                    FORSTMANN & COMPANY, INC.


                                    By---------------------------

ATTEST:

-----------------------------
      Secretary

Countersigned:

NORWEST BANK MINNESOTA, N.A., WARRANT AGENT


By---------------------------
      Authorized Signature

                   Form of Reverse Side of Warrant Certificate


                               FORM OF ASSIGNMENT
                               ------------------

                (To be executed by the registered holder if such
              holder desires to transfer the Warrant Certificate.)

            FOR VALUE RECEIVED ---------------------- hereby sells, assigns and transfers unto ------------------------
----------------------------------------------------------
 (Please print name and address of transferee)
----------------------------------------------------------
this Warrant Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint -------------- Attorney, to transfer the within Warrant Certificate on the books of the Company, with full power of substitution.


Date:-----------------, 19--.


                                    ---------------------------
                                    Signature

Signature Guaranteed:

-----------------------------
            All guarantees must be made by a financial institution (such as a bank or broker) which is a participant in the Securities Transfer Agents
Medallion Program ("STAMP"), the New York Stock Exchange, Inc. Medallion
Signature Program ("MSP") or the Stock Exchanges Medallion Program ("SEMP") and
must not be dated.  Guarantees by a notary public are not acceptable.


                          FORM OF ELECTION TO PURCHASE
                          ----------------------------

                (To be executed if holder desires to exercise the
                 Warrants evidenced by the Warrant Certificate.)


To:  FORSTMANN & COMPANY, INC.

            The undersigned hereby irrevocably elects to exercise --------------
Warrants represented by this Warrant Certificate to purchase the shares of Common Stock issuable upon the exercise of such Warrants and requests that cer-tificates for such shares of Common Stock be issued in the name of:

Please insert social security
or other identifying number

------------------------------------------------------------
                         (Please print name and address)

------------------------------------------------------------

If such number of Warrants shall not be all the Warrants evidenced by this Warrant Certificate, a new Warrant Certificate for the balance remaining of such Warrants shall be registered in the name of and delivered to:

Please insert social security
or other identifying number


------------------------------------------------------------
                         (Please print name and address)

-----------------------------------------------------------


Date:----------------, 19--.

                                          ------------------------- Signature



Signature Guaranteed:
-----------------------------
            All guarantees must be made by a financial institution (such as a bank or broker) which is a participant in the Securities Transfer Agents
Medallion Program ("STAMP"), the New York Stock Exchange, Inc. Medallion
Signature Program ("MSP") or the Stock Exchanges Medallion Program ("SEMP") and
must not be dated.  Guarantees by a
                                     NOTICE
                                     ------

            The signature in the foregoing Forms of Assignment and Election must conform to the name as written upon the face of this Warrant Certificate in every particular, without alteration or enlargement or any change whatsoever.


                                                      Exhibit 4.2

            INDENTURE, dated as of July 23, 1997, between Forstmann & Company,
Inc., a Georgia Corporation (the "Company"), and State Street Bank and Trust
Company, a Massachusetts Trust Company, as Trustee (the "Trustee").

            Each party agrees as follows for the benefit of the other party and for the equal and ratable benefit of the Holders of the Company's Subordinated
Floating Rate Notes due July 23, 2001 (the "Notes"):


                                    ARTICLE 1
                          DEFINITIONS AND INCORPORATION
                                  BY REFERENCE

            Section 1.1.  Definitions.
                          -----------

            "Affiliate" means any person directly or indi
             ---------
rectly controlling or controlled by or under direct or indirect common control with the Company.

            "Agent" means any Registrar, Paying Agent or co-
             -----
registrar.

            "Board of Directors" means the Board of Directors
             ------------------
of the Company or any authorized committee of the Board of Directors.

            "Business Day" means any day other than a Legal
             ------------
Holiday.

            "Capital Stock" or "capital stock" means any and
             -------------      -------------
all shares, interests, participations or other equivalents (however designated)
of corporate stock or partnership interests.

            "Cash Equivalent" means (a) direct obligations
             ---------------
issued or unconditionally guaranteed by the United States government or issued by an agency thereof and backed by the full faith and credit of the United
States, in each case maturing within one (1) year after the date of acquisition thereof, (b) direct obligations issued by any state of the United States of
America or any political subdivision of any such state or any public instrumentality thereof maturing within ninety (90) days after the date of acquisition thereof and, at the time of acquisition, having one of the two highest ratings obtainable from either Standard & Poor's Rating Group, a division of McGraw Hill, or Moody's Investors Service, Inc. (or, if at any time neither Standard & Poor's Rating Group, a division of McGraw Hill, nor Moody's
Investors Service, Inc. shall be rating such obligations, then from such other nationally recognized rating services acceptable to the Trustee), (c) commercial paper, other than commercial paper issued by the Company or any of its Affili-
ates, maturing no more than one year after the date of creation thereof and, at the time of acquisition, having a rating of at least A-1 or P-1 from either
Standard & Poor's Rating Group, a division of McGraw Hill, or Moody's Investors
Service, Inc. (or, if at any time neither Standard & Poor's Rating Group, a division of McGraw Hill, nor Moody's Investor Service, Inc. shall be rating such obligations, then the highest rating from such other nationally recognized rating services acceptable to the Trustee), and (d) domestic and Eurodollar certificates of deposit or time deposits or bankers' acceptances maturing within ninety (90) days after the date of acquisition thereof issued by any commercial bank organized under the Laws of the United States of America or any state thereof or the District of Columbia or Canada having combined capital and surplus of not less than $100,000,000.

            "Change of Control" means (a) the sale, in one or
             -----------------
a series of related transactions, of all or substantially all of the Company's assets as an entirety to any Person; (b) the merger or consolidation of the
Company with or into another entity where the Company is not the surviving entity; or (c) any sale or disposition of Capital Stock of the Company which results in any Person or "group" (within the meaning of Section 13(d) or
14(d)(2) of the Exchange Act) owning more than 50% of the total voting power of the Company's Capital Stock entitled to vote in the election of directors of the
Company.

            "Company" means Forstmann & Company, Inc., a
             -------
Georgia corporation, or any other obligor hereunder and under the Notes, until a successor replaces it and thereafter means the successor.

            "Corporate Trust Office of the Trustee" shall be
             -------------------------------------
at the address of the Trustee specified in Section 9.1 or such other address as the Trustee may give notice to the Company.

            "Credit Agent" means BankAmerica Business Credit,
             ------------
Inc., as agent under the Loan Agreement, or any successor thereto.

            "Default" means any event that, with the giving of
             -------
notice or passage of time, or both, would be an Event of Default.

            "Disqualified Stock" means any capital stock
             ------------------
which, by its terms (or by the terms of any security into which it is convertible or for which it is exchangeable), or upon the happening of any event, matures or is mandatorily redeemable, pursuant to a sinking fund obligation or otherwise, or is redeemable at the option of the holder thereof, in whole or in part on, or prior to, the maturity date of the Notes.

            "Effective Date" means July 23, 1997.
             --------------

            "Equity Interests" means capital stock or war
             ----------------
rants, options or other rights to acquire capital stock (but excluding any debt security which is convertible into, or exchangeable for, capital stock).

            "Exchange Act" means the Securities Exchange Act
             ------------
of 1934, as amended.

            "Exempted Payment" shall mean any payment made in
              ----------------
connection with the purchase, redemption or acquisition or retirement of any
Equity Interests issued to any of the Company's or its Subsidiaries' employees pursuant to any bonus or employee stock option plan or incentive; provided, that the foregoing exempted payments shall not exceed $2,000,000 in any fiscal year and shall not exceed $4,000,000 in the aggregate.

            "GAAP" means generally accepted accounting
             ----
principles in the United States consistently applied, as amended from time to time.

            "Holder" or "Noteholder" means a person in whose
             ------      ----------
name a Note is registered.

            "Indebtedness" with respect to any person, means
             ------------
any indebtedness, whether or not contingent, in respect of borrowed money or evidenced by bonds, notes, debentures or similar instruments or letters of credit (or reimbursement agreements in respect thereof), or with respect to sale-leaseback transactions or representing the balance deferred and unpaid of the purchase price of any property (including pursuant to capital leases), except any such balance that constitutes an accrued expense or a trade payable, if and to the extent any of the foregoing indebtedness would appear or does appear as a liability upon a balance sheet of such person prepared on a consolidated basis in accordance with GAAP, and shall also include (to the extent not otherwise included) the guaranty of items which would be included within this definition.

            "Indenture" means this Indenture as amended or
             ---------
supplemented from time to time.

            "Interest Payment Date" means the last day of each
             ---------------------
calendar month or the next Business Day in the event that the last day of such month is a Legal Holiday.

            "Interest Period" means a period of one calendar
             ---------------
month beginning on the first day of each month and ending on the last day of such month, provided, that if the last day of any such month is not a Business
Day, the Interest Period shall include the next succeeding Business Day after the last day of such month, and the next proceeding Interest Period thereafter shall commence on the day following the last day of the preceeding Interest
Period.

            "LIBOR Business Day" means a Business Day on which
             ------------------
banks may accept deposits of United States dollars in the London Interbank
Market.

            "LIBOR Determination Date" for any Interest Period
             ------------------------
means the second LIBOR Business Day next preceding the first day of such
Interest Period.

            "LIBOR Rate" means, for any Interest Period, the rate, as determined by the Company, equal to the average (rounded upwards, if necessary, to the nearest 1/16 of 1%) of the offered rates for deposits in U.S. dollars for a period of one month, as set forth on the Reuters Screen LIBO Page as of 11:00 a.m., London time, on the LIBOR Determination Date for such Interest Period;
provided that the LIBOR Rate for the Interest Period commencing on the date hereof and ending on July 31, 1997 shall be 5.6875%; provided further, that if only one such offered rate appears on the Reuters Screen LIBO Page, the LIBOR
Rate for such Interest Period shall mean such offered rate. If such rate is not available at 11:00 a.m., London time on the LIBOR Determination Date for such Interest Period, then the LIBOR Rate for such Interest Period shall equal the arithmetic mean (rounded upwards, if necessary, to the nearest 1/16 of 1%) of the interest rates per annum at which deposits in amounts equal to $1,000,000 in U.S. dollars are offered by the Reference Banks to leading banks in the London
Interbank Market for a period of one month as of 11:00 a.m., London time, on the LIBOR Determination Date for such Interest Period. If on any LIBOR
Determination Date only one of the Reference Banks provides such offered quotation, then the LIBOR Rate for such Interest Period shall mean such offered quotation; provided further, that if none of the Reference Banks provides such quotations, then the LIBOR Rate for such Interest Period shall be determined by reference to the LIBOR Rate as quoted in the most recent Wall Street Journal in which such quotes are available. If none of the rates or quotations referred to above is available in respect to any Interest Period, then the LIBOR Rate shall be mutually agreed upon by the Company and the holders of at least a majority in principal amount of the then outstanding notes.

            "Lien" means any mortgage, deed of trust, deed to
             ----
secure debt, pledge, hypothecation, assignment for security, security interest, encumbrance, lien or charge of any kind, whether voluntarily incurred or arising by operation of law, by statute, by contract, or otherwise, affecting any prop-
erty, including any agreement to grant any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature of a security interest, and/or the filing of or agreement to give any financing statement
(other than a precautionary financing statement with respect to a lease that is not in the nature of a security interest) under the Uniform Commercial Code or comparable law of any jurisdiction with respect to any property.

            "Loan Agreement" means that certain Loan Agreement
             --------------
dated as of the Effective Date, among the Company, the Lenders named therein and the Credit Agent, including any related notes, collateral documents, instruments or agreements executed in connection therewith, and in each case as amended, supplemented, modified, extended or renewed or as any or all of the foregoing may be refunded or refinanced from time to time, or a refunding or refinancing of such refunding or refinancing from time to time.

            "Obligations" means any principal, interest,
             -----------
penalties, fees, indemnifications, reimbursement, damages and other liabilities payable under the documentation governing any Indebtedness.

            "Officer" means the Chief Executive Officer, the
             -------
President, any Vice President, the Chief Financial Officer,  the Secretary, the
Controller or the Treasurer of the Company.

            "Officers' Certificate" means a certificate signed
             ---------------------
by two Officers of the Company.

            "Opinion of Counsel" means a written opinion from
             ------------------
legal counsel who is reasonably acceptable to the Trustee, which may be an employee of, or counsel to, the Company or the Trustee.

            "Person" means any individual, corporation, part
             ------
nership, joint venture, association, joint stock company, trust, limited liability company, unincorporated organization or government or any agency or political subdivision thereof.

            "Principal" of a debt security means the principal
             ---------
of the security plus the premium, if any, on the security.

            "Property" means any interest in any kind of prop
             --------
erty or asset, whether real, personal or mixed, tangible or intangible.

            "Reference Banks" means each of Bank of Tokyo,
             ---------------
Ltd. (London office), Barclays Bank, PLC (London office), Bankers Trust Company
(London office) and National Westminster Bank, PLC (London office), and any such replacement bank thereof as listed on the Reuters Screen LIBO Page and their respective successors (or if such Banks are not listed thereon or such page shall not be available, as determined from a Replacement Service), and if any of such banks are not at the applicable time providing interest rates as contemplated within the definition of "LIBOR Rate," Reference Banks shall mean the remaining bank or banks so providing such rates.  In the event that less than two of such banks are providing such rates, the Company shall use rea-
sonable efforts to appoint additional Reference Banks so that there are at least two such banks providing such rates; provided, that such banks appointed by the
Company shall be London offices of leading banks engaged in the London Interbank
Market.

            "Replacement Service" means Telerate News Service
             -------------------
or such other financial reporting service or information as the Company determines and as shall not be reasonably objected to by the holders of a majority of the outstanding amount of the Notes within 30 days after receipt of notice of such determination by the Company.

            "Reuters Screen LIBO Page" means the display
             ------------------------
designated as page "LIBO" on the Reuter Monitor Money Rates Service (or such other page as may replace the LIBO page on that service for the purpose of displaying London interbank offered rates of major banks).

            "SEC" means the Securities and Exchange Commis
             ---
sion.

            "Secured Indebtedness" means any Indebtedness that
             --------------------
is secured by any Lien in respect of Property owned by the Company.

            "Securities Act" means the Securities Act of 1933,
             --------------
as amended.

            "Significant Subsidiary" means any subsidiary
             ----------------------
which would be a "significant subsidiary" as defined in Rule 1-02 of Regulation
S-X under the Securities Act and the Exchange Act.

            "Subordination Agreement" means that certain
             -----------------------
Subordination Agreement dated July 23, 1997 by and between BankAmerica Business
Credit, Inc., in its capacity as agent for the lenders parties to the Loan
Agreement, and the Trustee, a copy of which is attached hereto as Exhibit B.

            "Subsidiary" means any Person of which at least a
             ----------
majority of the capital stock having ordinary voting power for the election of directors or other governing body of such person is owned by the Company directly and/or through one or more Subsidiaries.

            "Trustee" means the party named as such above
             -------
until a successor replaces it in accordance with the applicable provisions of this Indenture and thereafter means the successor serving hereunder.

            "Trust Officer" means any officer or assistant
             -------------
officer of the Trustee assigned by the Trustee to administer its corporate trust matters.

            Section 1.2.  Other Definitions.
                          -----------------

                                                          Defined in
                         Term                               Section
                          ----                             -------
5.1 "Bankruptcy Law"  . . . . . . . . . . . . . . . . . .
5.1 "Custodian" . . . . . . . . . . . . . . . . . . . . .
5.1 "Event of Default"  . . . . . . . . . . . . . . . . .
9.5 "Legal Holiday" . . . . . . . . . . . . . . . . . . .
2.3 "Paying Agent"  . . . . . . . . . . . . . . . . . . .
2.3 "Registrar" . . . . . . . . . . . . . . . . . . . . .
4.7 "Restricted Payments"   . . . . . . . . . . . . . . .
7.1 "U.S. Government Obligations" . . . . . . . . . . . .

            Section 1.3.  Rules of Construction.  Unless the
                          ---------------------
context otherwise requires:
            (1) a term has the meaning assigned to it;

            (2) an accounting term not otherwise defined herein has the meaning assigned to it in accordance with GAAP;

            (3)  "or" is not exclusive;

            (4) words in the singular include the plural, and in the plural include the singular; and

            (5)  provisions apply to successive events and transactions.


                                    ARTICLE 2
                                    THE NOTES

            Section 2.1.  Form and Dating.  The Notes and the
                          ---------------
Trustee's certificate of authentication shall be substantially in the form of
Exhibit A, the terms of which are incorporated in and made a part of this
Indenture.  The Notes may have notations, legends or endorsements required by law, stock exchange rule, agreements to which the Company is subject or usage.
Each Note shall be dated the date of its authentication.  The Notes shall be initially issued in denominations of $1.00 and integral multiples of $1.00 in excess thereof.

            Section 2.2.  Execution and Authentication.  An
                          ----------------------------
Officer shall sign the Notes for the Company by manual or facsimile signature.
The Company's seal shall be reproduced on the Notes.

            If an Officer whose signature is on a Note no longer holds that office at the time the Note is authenticated, the Note shall nevertheless be valid.

            A Note shall not be valid until authenticated by the manual signature of the Trustee. The signature of the Trustee shall be conclusive evidence that the Note has been authenticated under this Indenture. The form of Trustee's certificate of authentication to be borne by the Notes shall be substantially as set forth in Exhibit A.

            The Trustee shall, upon a written order of the Company signed by two
Officers, authenticate Notes for original issue up to an aggregate principal amount stated in paragraph 5 of the Notes. The aggregate principal amount of the Notes outstanding at any time may not exceed the amount set forth herein except as provided in Section 2.7.

            The Trustee may appoint an authenticating agent acceptable to the Company to authenticate the Notes. Unless limited by the terms of such appointment, an authenticating agent may authenticate the Notes whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by such agent. An authenticating agent has the same rights as an Agent to deal with the Company or an Affiliate.

            Section 2.3.  Registrar and Paying Agent.  The
                          --------------------------
Company shall maintain an office or agency where Notes may be presented for registration of transfer or for exchange ("Registrar") and an office or agency where Notes may be presented for payment ("Paying Agent").  The Registrar shall keep a register of the Notes and of their transfer and exchange.  The Company may appoint one or more co-registrars and one or more additional paying agents.
The term "Paying Agent" includes any additional paying agent.  The Company may change any Paying Agent, Registrar or co-registrar without notice to any
Noteholder.  The Company shall notify the Trustee of the name and address of any
Agent not a party to this Indenture.  If the Company fails to appoint or maintain another entity as Registrar or Paying Agent, the Trustee shall act as such.  The Company or any of its subsidiaries may act as Paying Agent, Registrar or co-registrar.

            The Company initially appoints the Trustee as Registrar, Paying
Agent and agent for service of notices and demands in connection with the Notes, and the Trustee agrees to act in such capacities.

           Section 2.4.  Paying Agent to Hold Money in Trust.
                         ----------------------------------
The Company shall require each Paying Agent other than the Trustee to agree in writing that the Paying Agent will hold in trust for the benefit of Noteholders or the Trustee all money held by the Paying Agent for the payment of principal or interest on the Notes, and will notify the Trustee of any default by the
Company in making any such payment.  While any such default continues, the
Trustee may require a Paying Agent to pay all money held by it to the Trustee.
The Company at any time may require a Paying Agent to pay all money held by it to the Trustee.  Upon payment over to the Trustee, the Paying Agent (if other than the Company) shall have no further liability for the money delivered to the
Trustee.  If the Company acts as Paying Agent, it shall segregate and hold in a separate trust fund for the benefit of the Noteholders all money held by it as
Paying Agent.

            Section 2.5.  Noteholder Lists.  The Trustee shall
                          ----------------
preserve in as current a form as is reasonably practicable the most recent list available to it of the names and addresses of Noteholders.  If the Trustee is not the Registrar, the Company shall furnish to the Trustee at least five
Business Days before each Interest Payment Date and at such other times as the
Trustee may request in writing a list in such form and as of such date as the
Trustee may reasonably require of the names and addresses of Noteholders.

            Section 2.6.  Transfer and Exchange.  When Notes
                          ---------------------
are presented to the Registrar or a co-registrar with a request to register, transfer or exchange them for an equal principal amount of Notes of other denominations, the Registrar shall register the transfer or make the exchange if its requirements for such transactions are met; provided, however, that any Note presented or surrendered for registration of transfer or exchange shall be duly endorsed or accompanied by a written instruction of transfer in form satisfactory to the Registrar and the Trustee duly executed by the Holder thereof or by his attorney duly authorized in writing.  To permit registrations of transfer and exchanges, the Company shall issue and the Trustee shall authenticate Notes at the Registrar's request, subject to such rules as the
Trustee may reasonably require.

            The Company shall not be required (i) to issue, register the transfer of or exchange Notes during a period beginning at the opening of business on a Business Day 15 days before the day of any selection of Notes for redemption under Section 3.2 and ending at the close of business on the day of selection, (ii) to register the transfer of or exchange any Note so selected for redemption in whole or in part, except the unredeemed portion of any Note being redeemed in part or (iii) to register the transfer or exchange of a Note between the record date and the next succeeding Interest Payment Date.

            No service charge shall be made to any Noteholder for any registration of transfer or exchange (except as otherwise expressly permitted herein), but the Company may require payment of a sum sufficient to cover any transfer tax or similar governmental charge payable in connection therewith
(other than such transfer tax or similar governmental charge payable upon exchanges pursuant to Section 2.10, 3.6 or 8.4 hereof, which shall be paid by the Company).

            Prior to due presentment for registration of transfer of any Note, the Trustee, any Paying Agent and the Company may deem and treat the Person in whose name any Note is registered as the absolute owner of such Note for the purpose of receiving payment of principal of and interest on such Note and for all other purposes whatsoever, whether or not such Note is overdue, and neither the Trustee, any Paying Agent nor the Company shall be affected by notice to the contrary.

            Section 2.7.  Replacement Notes.  If any mutilated
                          -----------------
Note is surrendered to the Trustee, or the Company and the Trustee receive evidence to their satisfaction of the destruction, loss or theft of any Note, the Company shall issue and the Trustee, upon the written order of the Company signed by two Officers, shall authenticate a replacement Note if the Trustee's requirements for replacements of Notes are met.  The Company shall issue and the
Trustee shall authenticate a replacement Note in the case of the mutilation, destruction, loss or theft of any Note.  If required by the Trustee or the
Company, an indemnity bond must be supplied by the Holder that is sufficient in the judgment of the Trustee and the Company to protect the Company, the Trustee, any Paying Agent and any authenticating agent from any loss which any of them may suffer if a Note is replaced.  The Company and the Trustee may charge for their expenses in replacing a Note.

            The provisions of this Section 2.7 are exclusive, shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Notes.

            Every replacement Note is an additional Obligation of the Company.

            Section 2.8.  Outstanding Notes.  The Notes out
                          -----------------
standing at any time are all the Notes authenticated by the Trustee except for those cancelled by it, those delivered to it for cancellation and those described in this Section as not outstanding.

            If a Note is replaced pursuant to Section 2.7 hereof, it ceases to be outstanding unless the Trustee receives proof satisfactory to it that the replaced Note is held by a bona fide purchaser.

            If the principal amount of any Note is considered paid under Section
4.1 hereof, it ceases to be outstanding and interest on it ceases to accrue.

            Subject to Section 2.9 hereof, a Note does not cease to be outstanding because the Company or an Affiliate holds the Note.

            Section 2.9.  Treasury Notes.  In determining
                          --------------
whether the Holders of the required principal amount of Notes have concurred in any direction, waiver or consent, Notes owned by the Company or an Affiliate shall be considered as though not outstanding, except that for the purposes of determining whether the Trustee shall be protected in relying on any such direction, waiver or consent, only Notes which the Trustee knows to be so owned shall be so disregarded.

            Section 2.10.  Temporary Notes.  Until definitive
                           ---------------
Notes are ready for delivery, the Company may prepare and the Trustee shall authenticate temporary Notes.  Temporary Notes shall be substantially in the form of definitive Notes but may have variations that the Company considers appropriate for temporary Notes.  Without unreasonable delay, the Company shall prepare and the Trustee, upon receipt of the written order of the Company signed by two Officers, shall authenticate definitive Notes in exchange for temporary
Notes.  Until such exchange, temporary Notes shall be entitled to the same rights, benefits and privileges as definitive Notes.

            Section 2.11.  Cancellation.  The Company at any
                           ------------
time may deliver Notes to the Trustee for cancellation.  The Registrar and
Paying Agent shall forward to the Trustee any Notes surrendered to them for registration of transfer, exchange or payment.  The Trustee shall cancel all
Notes surrendered for registration of transfer, exchange, payment, replacement or cancellation and shall destroy cancelled Notes (subject to the record retention requirement of the Exchange Act), and certification of their destruction will be delivered by the Trustee to the Company, unless the Company directs such cancelled Notes to be returned to it.  The Company may not issue new Notes to replace Notes that it has redeemed or paid or that have been delivered to the Trustee for cancellation.

            Section 2.12.  Defaulted Interest.  If the Company
                           ------------------
defaults in a payment of interest on the Notes, it shall pay the defaulted interest in any lawful manner plus, to the extent lawful, interest payable on the defaulted interest, to the Persons who are Noteholders on a subsequent special record date, which date shall be at the earliest practicable date but in all events at least five Business Days prior to the payment date, in each case at the rate provided in the Notes and in Section 4.1 hereof.  The Company shall, with the consent of the Trustee, fix or cause to be fixed each such special record date and payment date.  At least 15 days before the special record date, the Company (or the Trustee, in the name of and at the expense of the Company)
shall mail to Noteholders a notice that states the special record date, the related payment date and the amount of such interest to be paid.

            Section 2.13. Payment Subject to Subordination
                          --------------------------------
Agreement. Each Noteholder by accepting a Note ratifies the
---------
execution and delivery by the Trustee of the Subordination Agreement on its
behalf and agrees, so long as such Noteholder holds Notes, to be bound thereby as to each and every provision thereof applicable to each Noteholder as fully as if such person were a party thereto and further represents and warrants that the
Trustee has all requisite authority to bind such Noteholder by the Trustee's execution and delivery of the Subordination Agreement.

                                     ARTICLE 3
                               OPTIONAL REDEMPTION

            Section 3.1.  Optional Redemption.  The Company
                          -------------------
may redeem at any time, and from time to time, all or any portion of the Notes, upon the terms set forth in paragraph 6 of the Notes.  Any redemption pursuant to this Section 3.1 shall be made pursuant to the provisions of Sections 3.2 through 3.7 hereof.

            Section 3.2.  Notices to Trustee.  If the Company
                          ------------------
elects to redeem Notes pursuant to the optional redemption provision of paragraph 6 of the Notes, it shall furnish to the Trustee, at least 45 days but not more than 60 days before a redemption date, an Officers' Certificate setting forth the Section of this Indenture pursuant to which the redemption shall occur, the redemption date, the principal amount of Notes to be redeemed and the redemption price.

            If the Registrar is not the Trustee, the Company shall, concurrently with each notice of redemption, cause the Registrar to deliver to the Trustee a certificate (upon which the Trustee may rely) setting forth the principal amount of Notes held by any Holder.

            Section 3.3.  Selection of Notes to Be Redeemed.
                          ---------------------------------

            (a) With respect to an optional redemption pursuant to Section 3.1, if less than all the Notes are to be redeemed, the Trustee shall select the Notes to be redeemed pro rata or by lot or by a method that complies with the requirements of any exchange on which the Notes are listed and that the Trustee considers fair and appropriate.

            (b) The Trustee shall make the selection not more than 60 days and not less than 30 days before the redemption date from Notes outstanding and not previously called for redemption and shall thereafter notify the Company in writing of the Notes, or portions thereof, to be redeemed. The Trustee may select for redemption portions of the principal of the Notes, and such portions shall be in amounts of $1.00 or integral multiples of $1.00. Provisions of this Indenture that apply to Notes called for redemption also apply to portions of Notes called for redemption. The Trustee shall notify the Company promptly in writing of the Notes or portions of Notes to be called for redemption.

            Section 3.4.  Notice of Redemption.  At least
                          --------------------
30 days but not more than 60 days before a redemption date, the Company shall mail a notice of redemption to each Holder whose Notes are to be redeemed.

            The notice shall identify the Notes to be redeemed and shall state:

            (1)  the redemption date;

            (2)  the redemption price;

            (3) if any Note is being redeemed in part, the portion of the principal amount of such Note to be redeemed and that, after the redemption date, upon surrender of such Note, a new Note in principal amount equal to the unredeemed portion will be issued;

            (4)  the name and address of the Paying Agent;

            (5) that Notes called for redemption must be surrendered to the Paying Agent to collect the redemption price;

            (6) that, unless the Company defaults in making such redemption payment, interest on the Notes (or portion thereof) called for redemption ceases to accrue on and after the redemption date; and

            (7) the paragraph of the Notes and/or Section of this Indenture pursuant to which the Notes called for redemption are being redeemed.

            At the Company's request, the Trustee shall give the notice of redemption in the Company's name and at its expense; provided, however, that the Company shall deliver to the Trustee, at least 45 days prior to the redemption date, an Officers' Certificate requesting that the Trustee give such notice and setting forth the information to be stated in such notice as provided in the preceding paragraph.

            Section 3.5.  Effect of Notice of Redemption.
                          ------------------------------
Once notice of redemption is mailed, the Notes called for redemption become due and payable on the redemption date at the applicable redemption price, including any accrued interest thereon.

            Section 3.6.  Deposit of Redemption Price.  One
                          ---------------------------
Business Day prior to the redemption date, the Company shall deposit with the
Trustee or with the Paying Agent money sufficient to pay the redemption price of, including any accrued interest on, all Notes to be redeemed on that date.
The Trustee or the Paying Agent shall return to the Company any money deposited with the Trustee or the Paying Agent by the Company in excess of the amounts necessary to pay the redemption price of, and accrued interest on, all Notes to be redeemed.

            If the Company complies with the preceding paragraph, interest on the Notes to be redeemed will cease to accrue on the applicable redemption date, whether or not such Notes are presented for payment. If any Note called for redemption shall not be so paid upon surrender for redemption because of the failure of the Company to comply with the preceding paragraph, interest will be paid on the unpaid principal, from the redemption date until such principal is paid, and to the extent lawful on any interest not paid on such unpaid principal, in each case at the rate provided in the Notes and in Section 4.1 hereof.

            Section 3.7.  Notes Redeemed in Part.  Upon sur
                          ----------------------
render of a Note that is redeemed in part, the Company shall issue and the
Trustee shall authenticate for the Holder at the expense of the Company a new
Note equal in principal amount to the unredeemed portion of the Note surrendered.

                                    ARTICLE 4
                                    COVENANTS

            Section 4.1.  Payment of Notes.  The Company shall
                          ----------------
pay the principal of and interest on the Notes on the dates and in the manner provided in the Notes.  Principal and interest shall be considered paid on the date due if the Paying Agent, other than the Company or a Subsidiary, at least one Business Day before that date holds money deposited by the Company in available funds and designated for and sufficient to pay all principal and interest then due.  Such Paying Agent shall return to the Company, no later than five days following the date of payment, any money (including accrued interest)
that exceeds such amount of principal and interest paid on the Notes.

            The Company shall pay interest (including, to the extent permitted by law, post-petition interest in any proceeding under any Bankruptcy Law) on overdue principal at the rate equal to 2% per annum in excess of the interest rate then applicable to the Notes to the extent lawful; it shall pay interest
(including, to the extent permitted by law, post-petition interest in any proceeding under Bankruptcy Law) on overdue installments of interest (without regard to any applicable grace period) at the same rate to the extent lawful.
            Section 4.2.  Maintenance of Office or Agency.
                          -------------------------------   The Company shall
maintain in the Borough of Manhattan, the City of New York, an office or agency
(which may be an office of the Trustee, Registrar or co-registrar) where Notes may be surrendered for registration of transfer or exchange and where notices and demands to or upon the Company in respect of the Notes and Indenture may be served.  The Company shall give prompt written notice to the Trustee of the location, and any change in the location, of such office or agency.  If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the Corporate Trust
Office of the Trustee.

            The Company from time to time also may designate one or more other offices or agencies where the Notes may be presented or surrendered for any or all such purposes and may from time to time rescind such designations; provided, however, that no such designation or rescission shall in any manner relieve the Company of its obligation to maintain an office or agency in the Borough of Manhattan, the City of New York for such purposes. The Company shall give prompt written notice to the Trustee of any such designation or rescission and of any change in the location of any such other office or agency.

            The Company hereby designates the Corporate Trust Office of the Trustee as one such office or agency of the Company in accordance with Section
2.3.

            Section 4.3.  SEC Reports; Financial Statements;
                          ---------------------------------
Other Reports.
-------------
(a) The Company shall file with the Trustee, within 15 days after it files them with the SEC, copies of the annual reports and of the information, documents and other reports (or copies of such portion of any of the foregoing as the SEC may by rules and regulations prescribe) which the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.  If the Company is
not subject to the requirements of such Section 13 or 15(d) of the Exchange Act, the Company shall file with the Trustee, within 15 days after it would have been required to file with the SEC, financial statements, including any notes thereto, and a "Management's Discussion and Analysis of Financial Condition and
Results of Operations," both comparable to that which the Company would have been required to include in such annual report, information, documents or other reports if the Company were subject to the requirements of Section 13 or 15(d)
of the Exchange Act.  The Company shall timely comply with its reporting and filing obligations under the applicable federal securities laws.

            (b) If the Company is required to furnish annual or quarterly reports to its shareholders pursuant to the Exchange Act, the Company shall promptly cause any annual report furnished to its shareholders generally and any quarterly or other financial reports furnished by it to its shareholders generally to be filed with the Trustee and mailed by the Trustee to the holders of Notes at their addresses appearing in the register of Notes maintained by the Registrar. If the Company is not required to furnish annual or quarterly reports to its shareholders pursuant to the Exchange Act, the Company shall cause its financial statements referred to in clause (a) above, including any notes thereto (and with respect to annual reports, an auditors' report by a firm of established national reputation), and a "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be so mailed to the holders of Notes within 120 days after the end of each fiscal year of the Company and within 60 days after the end of each of the Company's first three fiscal quarters.

            (c)  The Company shall deliver to the Trustee, promptly after the same are generally made available to the public, copies of all press releases issued by the Company concerning material developments in the Company's business or financial condition.
            Section 4.4.  Compliance Certificate.  (a) So long
                          ----------------------
as any Note is outstanding, the Company shall deliver to the Trustee, within
120 days after the end of each fiscal year of the Company, an Officers'
Certificate stating that a review of the activities of the Company during the preceding fiscal year has been made under the supervision of the signing
Officers with a view to determining whether the Company has kept, observed, per-
formed and fulfilled its obligations under the Indenture, and further stating, as to each Officer signing such certificate, that to the best of his knowledge the Company has kept, observed, performed and fulfilled each and every covenant contained in this Indenture and is not in default in the performance or observance of any of the terms, provisions and conditions hereof (or, if a
Default or Event of Default shall have occurred, describing all such Defaults or
Events of Default of which he may have knowledge and what action the Company is taking or proposes to take with respect thereto).

            (b) The Company, so long as any Note is outstanding, shall deliver to the Trustee, forthwith upon any Officer's becoming aware of (i) any Default or Event of Default or (ii) any event of default under the Loan Agreement, an Officers' Certificate specifying such Default, Event of Default or other event of default and what action the Company is taking or proposes to take with respect thereto.

            Section 4.5.  Taxes.  The Company shall, and shall
                          -----
cause each of its Subsidiaries to, pay prior to delinquency all taxes, assessments, and governmental levies, other than those taxes, assessments or governmental levies the inadvertent non-payment of which would not have a material adverse effect on the Company, and except as contested in good faith and by appropriate proceedings.

            Section 4.6.  Stay, Extension and Usury Laws.  The
                          ------------------------------
Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay, extension or usury law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not, by resort to any such law, hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

            Section 4.7.  Limitation on Restricted Payments.
                          ---------------------------------      Subject to the
other provisions of this Section 4.7 the Company shall not, and will not permit any of its Subsidiaries to:

            (a) declare or pay any dividend or make any distribution on account of the Company's or any Subsidiary's capital stock or other Equity Interests
(other than dividends or distributions payable in Equity Interests (other than Disqualified Stock) of the Company or such Subsidiary or dividends or distributions payable to the Company or a Subsidiary); or

            (b) purchase, redeem or otherwise acquire or retire for value any Equity Interests of the Company, any Subsidiary or other Affiliate of the Company (other than any such Equity Interests owned by the Company or any Subsidiary).

(all of the foregoing dividends, distributions, purchases, redemptions or other acquisitions or retirements set forth in clauses (a) and (b) above being collectively referred to as "Restricted Payments").


The provisions of this Section 4.7 shall not prohibit:

            (x)   any Exempted Payments; or

            (y) the retirement of any shares of the Company's or a Subsidiary's capital stock in exchange for, or out of the net proceeds of the substantially, concurrent sale (other than to a Subsidiary of the Company) of, other shares of the Company's or Subsidiary's capital stock, other than any Disqualified Stock.

      Section 4.8.  Limitation on Secured Indebtedness.
                     ----------------------------------
Subject to the  provisions of this Section, the Company will not, and will not permit any of its Subsidiaries to, create, incur, issue, assume, guarantee or otherwise become liable with respect to any Secured Indebtedness; provided, however, that the limitations of this Section 4.8 shall not apply to any Secured
Indebtedness of the Company existing as of the Effective Date or the incurrence by the Company of:  (a)  Secured Indebtedness incurred pursuant to the Loan
Agreement or (b) other Secured Indebtedness of up to $15 million outstanding at any time.


            Section 4.9  Corporate Existence.  The Company
                         -------------------
will do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence and the corporate, partnership or other existence of each Significant Subsidiary in accordance with the respective organizational documents of each Significant Subsidiary and the rights (charter and statutory), licenses and franchises of the Company and its Significant
Subsidiaries; provided, however, that the Company shall not be required to preserve any such right, license or franchise, or the corporate, partnership or other existence of any Subsidiary, if the Board of Directors shall determine that the preservation thereof is no longer desirable in the conduct of the busi-
ness of the Company and its Subsidiaries taken as a whole and that the loss thereof is not adverse in any material respect to the Holders.

            Section 4.10.  Maintenance of Properties.  The
                           -------------------------
Company will cause all properties used or useful in the conduct of its business or the businesses of any Subsidiary to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment and will cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of the Company may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times; provided, however, that nothing in this
Section 4.10 shall prevent the Company or any Subsidiary from discontinuing the operation or maintenance of any such properties if such discontinuance is, in the judgment of the Company, desirable in the conduct of its business or the business of any Subsidiary and not disadvantageous in any material respect to the Holders.


                                    ARTICLE 5
                              DEFAULTS AND REMEDIES

            Section 5.1.  Events of Default.  An "Event of
                          -----------------
Default" occurs if:

            (1) the Company defaults in the payment of (a) the principal of any of the Notes when the same becomes due and payable at maturity, upon redemption or otherwise or (b) interest on any of the Notes when the same becomes due and payable and such default is not cured within five days;

            (2)  the Company is in violation of a covenant contained in Sections
4.7 or 4.8;

            (3) the Company fails to observe or perform any covenant (other than those covenants contained in paragraphs (1) or (2) hereof), condition or agreement on the part of the Company to be observed or performed pursuant to provisions of the Notes or this Indenture; or any representation or warranty contained in the Notes or this Indenture is untrue in any material respect and, in either case, such Default continues for a period and after the notice of the Default is provided as specified below;

            (4) the Credit Agent or the Lenders under the Loan Agreement have accelerated the maturity of the Indebtedness thereunder;

            (5)   there shall occur a Change of Control;

            (6) the Company or any Significant Subsidiary pursuant to or within the meaning of any Bankruptcy Law:

                  (a)  commences a voluntary case;

                  (b) consents to the entry of an order for relief against it in an involuntary case;

                  (c) consents to the appointment of a Custodian of it or for all or substantially all of its property;

                  (d) makes a general assignment for the benefit of its creditors;

                  (e) admits in an official public document or statement its current inability to pay its debts as the same become due; or

            (7) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that:

                  (a)  is for relief against the Company or any Significant
Subsidiary in an involuntary case; or

                  (b)  appoints a Custodian of the Company or any Significant
Subsidiary or for all or substantially all of its property; or

                  (c)  orders the liquidation of the Company or any Significant
Subsidiary;

and the order or decree remains unstayed and in effect for 60 days.

            A Default under Clause (3) hereof is not an Event of Default until the Trustee notifies the Company, or the Holders of at least 33 % in principal amount of the then outstanding Notes notify the Company and the Trustee of the Default and the Company does not cure the Default within 30 days after its receipt of such notice. The notice must specify the Default and state that the notice is a "Notice of Default."

            The term "Bankruptcy Law" means title 11 of the U.S. Code or any similar Federal or state law for the relief of debtors. The term "Custodian" means any receiver, trustee, assignee, liquidator or similar official under any Bankruptcy Law.

            Section 5.2.  Acceleration.  If an Event of De
                          ------------
fault (other than an Event of Default specified in clauses (6) and (7) of
Section 5.1) occurs and is continuing, the Trustee by notice to the Company, or the Holders of at least a majority in principal amount of the then outstanding
Notes by written notice to the Company and the Trustee, may declare the unpaid principal of and any accrued interest on all the Notes to be due and payable.
Upon such declaration the principal and interest shall be due and payable immediately.  If an Event of Default specified in clause (6) or (7) of Section
5.1 occurs, such an amount shall ipso facto become and be immediately due and payable without any declaration or other act on the part of the Trustee or any
Holder.  The Holders of at least a majority in principal amount of the then out-
standing Notes by written notice to the Trustee may rescind an acceleration and its consequences if the rescission would not conflict with any judgment or decree and if all existing Events of Default (except nonpayment of principal or interest that has become due solely because of the acceleration) have been cured or waived.  No such rescission shall affect any subsequent Default or Event of
Default or impair any right consequent thereto.

            Section 5.3.  Other Remedies.  If an Event of
                          --------------
Default occurs and is continuing, the Trustee may pursue any available remedy to collect the payment of principal or interest on the Notes or to enforce the performance of any provision of the Notes or this Indenture.

            The Trustee may maintain a proceeding even if it does not possess any of the Notes or does not produce any of them in the proceeding. A delay or omission by the Trustee or any Noteholder in exercising any right or remedy accruing upon an Event of Default shall not impair the right or remedy or constitute a waiver of or acquiescence in the Event of Default. All remedies are cumulative to the extent permitted by law.

            Section 5.4.  Waiver of Past Defaults.  Subject to
                          -----------------------
Section 8.2 hereof, Holders of a majority in principal amount of the then outstanding Notes by notice to the Trustee may waive an existing Default or
Event of Default and its consequences except a continuing Default or Event of
Default in the payment of the principal of or interest on any Note.  Upon any such waiver, such Default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured for every purpose of this Inden-
ture; but no such waiver shall extend to any subsequent or other Default or
Event of Default or impair any right consequent thereon.

            Section 5.5.  Control by Majority.  The Holders of
                          -------------------
a majority in principal amount of the then outstanding Notes may direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or exercising any trust or power conferred on it.  However, the
Trustee may refuse to follow any direction that conflicts with law or this
Indenture, that the Trustee determines may be unduly prejudicial to the rights of other Noteholders, or that may involve the Trustee in personal liability.

            Section 5.6.  Limitation on Suits.  A Noteholder
                             -------------------
may pursue a remedy with respect to this Indenture or the Notes only if:

            (1)  the Holder gives to the Trustee written notice of a continuing
Event of Default;

            (2) the Holders of at least 33 % in principal amount of the then outstanding Notes make a written request to the Trustee to pursue the remedy;

            (3) such Holder or Holders offer and, if requested, provide to the Trustee indemnity satisfactory to the Trustee against any loss, liability or expense;

            (4) the Trustee does not comply with the request within 60 days after receipt of the request and the offer and, if requested, the provision of indemnity; and

            (5) during such 60-day period the Holders of a majority in principal amount of the then outstanding Notes do not give the Trustee a direction inconsistent with the request.

A Noteholder may not use this Indenture to prejudice the rights of another
Noteholder or to obtain a preference or priority over another Noteholder.

            Section 5.7.  Rights of Holders to Receive Pay
                          --------------------------------
ment.  Notwithstanding any other provision of this Inden
----
ture, the right of any Holder of a Note to receive payment of principal and interest on the Note, on or after the respective due dates expressed in the
Note, or to bring suit for the enforcement of any such payment on or after such respective dates, shall not be impaired or affected without the consent of the
Holder.

            Section 5.8.  Collection Suit by Trustee.  If an
                          --------------------------
Event of Default specified in Section 5.1(1) occurs and is continuing, the
Trustee is authorized to recover judgment in its own name and as trustee of an express trust against the Company for the whole amount of principal and interest remaining unpaid on the Notes and interest on overdue principal and, to the extent lawful, interest and such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel.

            Section 5.9.  Trustee May File Proofs of Claim.
                          --------------------------------
The Trustee is authorized to file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the
Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel) and the
Noteholders allowed in any judicial proceedings relative to the Company (or any other obligor upon the Notes), its creditors or its property and shall be entitled and empowered to collect, receive and distribute any money or other property payable or deliverable on any such claims and any custodian in any such judicial proceeding is hereby authorized by each Noteholder to make such payments to the Trustee, and in the event that the Trustee shall consent to the making of such payments directly to the Noteholders, to pay to the Trustee any amount due to it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the
Trustee under Section 6.6 hereof.  To the extent that the payment of any such compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 6.6 hereof out of the estate in any such proceeding, shall be denied for any reason, payment of the same shall be secured by a Lien on, and shall be paid out of, any and all distributions, dividends, money, securities and other properties which the
Holders may be entitled to receive in such proceeding whether in liquidation or under any plan of reorganization or arrangement or otherwise.  Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Noteholder any plan of reorganization, arrangement, adjustment or composition affecting the Notes or the rights of any
Holder thereof, or to authorize the Trustee to vote in respect of the claim of any Noteholder in any such proceeding.

            Section 5.10.  Priorities.  If the Trustee col
                           ----------
lects any money pursuant to this Article, it shall pay out the money in the following order:

            First: to the Trustee, its agents and attorneys for amounts due under Section 6.6, including payment of all compensation, expense and liabilities incurred, and all advances made, by the Trustee and the costs and expenses of collection;

            Second: to Noteholders for amounts due and unpaid on the Notes for principal and interest, ratably, without preference or priority of any kind, according to the amounts due and payable on the Notes for principal and interest, respectively; and
            Third: to the Company.

            The Trustee may fix a record date and payment date for any payment to Noteholders.

            Section 5.11.  Undertaking for Costs.  In any suit
                           ---------------------
for the enforcement of any right or remedy under this Indenture or in any suit against the Trustee for any action taken or omitted by it as a Trustee, a court in its discretion may require the filing by any party litigant in the suit of an undertaking to pay the costs of the suit, and the court in its discretion may assess reasonable costs, including reasonable attorneys' fees, against any party litigant in the suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant.  This Section does not apply to a suit by the Trustee, a suit by a Holder pursuant to Section 5.6, or a suit by
Holders of more than 10% in principal amount of the then outstanding Notes.


                                    ARTICLE 6
                                     TRUSTEE

            Section 6.1.  Duties of Trustee. (1)If an Event of
                          -----------------
Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of its own affairs.

            (2)  Except during the continuance of an Event of Default:

            (a) the duties of the Trustee shall be determined solely by the express provisions of this Indenture and the Trustee need perform only those duties that are specifically set forth in this Indenture and no others, and no implied covenants or obligations shall be read into this Indenture against the Trustee;

            (b) in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture. However, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the requirements of this Indenture.

            (3) The Trustee may not be relieved from liabilities for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

            (a) This paragraph does not limit the effect of paragraph (2) of this Section.

            (b) The Trustee shall not be liable for any error of judgment made in good faith by a Trust Officer, unless it is proven that the Trustee was negligent in ascertaining the pertinent facts.

            (c) The Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 5.5.

            (4) Whether or not therein expressly so provided, every provision of this Indenture that in any way relates to the Trustee is subject to paragraphs (1), (2) and (3) of this Section.

            (5) The Trustee may refuse to perform any duty or exercise any right or power unless it receives indemnity satisfactory to it against any loss, liability or expense.

            (6) The Trustee shall not be liable for interest on any money received by it except as the Trustee may agree in writing with the Company.
Money held in trust by the Trustee need not be segregated from other funds except to the extent required by law.

            Section 6.2.  Rights of Trustee.  (1) The Trustee
                          -----------------
may conclusively rely and shall be protected from acting or refraining from acting based upon any document believed by it to be genuine and to have been signed or presented by the proper Person.  The Trustee need not investigate any fact or matter stated in the document.

            (2) Before the Trustee acts or refrains from acting, it may require an Officers' Certificate or an Opinion of Counsel or both. The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on such Officers' Certificate or Opinion of Counsel. The Trustee may consult with counsel and the written advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection from liability in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon.

            (3) The Trustee may act through agents and shall not be responsible for the misconduct or negligence of any agent appointed with due care.

            (4) The Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within its rights or powers conferred upon it by this Indenture.

            (5) Unless otherwise specifically provided in this Indenture, any demand, request, direction or notice from the Company shall be sufficient if signed by an Officer of the Company.

            Section 6.3.  Individual Rights of Trustee.  The
                          ----------------------------
Trustee in its individual or any other capacity may become the owner or pledgee of Notes and may otherwise deal with the Company or an Affiliate thereof with the same rights it would have if it were not Trustee.  Any Agent may do the same with like rights.  However, the Trustee is subject to Section 6.9.

            Section 6.4.  Trustee's Disclaimer.  The Trustee
                          --------------------
shall not be responsible for and makes no representation as to the validity or adequacy of this Indenture or the Notes, it shall not be accountable for the
Company's use of the proceeds from the Notes or any money paid to the Company or upon the Company or upon the Company's direction under any provision hereof, it shall not be responsible for the use or application of any money received by any
Paying Agent other than the Trustee and it shall not be responsible for any statement or recital herein or any statement in the Notes or any other document in connection with the sale of the Notes or pursuant to this Indenture other than its certificate of authentication.

            Section 6.5  Notice of Defaults.  If a Default
                         ------------------
occurs and is continuing and if it is known to a Trust Officer of the Trustee, the Trustee shall mail to Noteholders a notice of the Default within 90 days after such Default becomes known to such Trust Officer.  Except in the case of a
Default in payment on any Note, the Trustee may withhold the notice if and so long as a committee of its Trust Officers in good faith determines that withholding the notice is in the interests of Noteholders.

                           The Trustee shall not be deemed to owe any fiduciary
duty to the Credit Agent.

            Section 6.6.  Compensation and Indemnity.  The
                          --------------------------
Company shall pay to the Trustee from time to time reasonable compensation for its acceptance of this Indenture and services hereunder.  The Trustee's compensation shall not be limited by any law on compensation of a trustee of an express trust.  The Company shall reimburse the Trustee promptly upon request for all reasonable disbursements, advances and expenses incurred or made by it in addition to the compensation for its services.  Such expenses shall include the reasonable compensation, disbursements and expenses of the Trustee's agents and counsel.

            The Company shall indemnify the Trustee, its directors, officers, employees, agents and stockholders against any and all losses, liabilities or expenses incurred by it arising out of or in connection with the acceptance or administration of its duties under this Indenture, except as set forth in the next paragraph. The Trustee shall notify the Company promptly of any claim for which it may seek indemnity. Failure by the Trustee to so notify the Company shall not relieve the Company of its obligations hereunder. The Company shall defend the claim and the Trustee shall cooperate in the defense. The Trustee may have separate counsel and the Company shall pay the reasonable fees and expenses of such counsel. The Company need not pay for any settlement made without its consent, which consent shall not be unreasonably withheld. The obligation of the Company under this Section 6.6 shall survive the satisfaction and discharge of this Indenture.

            The Company need not reimburse any expense or indemnify against any loss or liability incurred by the Trustee through its own negligence or bad faith.

            To secure the Company's payment obligations under this Section, the Trustee shall have a Lien prior to the Notes on all money or property held or collected by the Trustee, except that held in trust to pay principal and interest on particular Notes. Such Lien shall survive the satisfaction and discharge of the Indenture. The Trustee shall not have any liability for any obligations of the Company under the Notes or the Indenture or for any claim based on, in respect of or by reason of such obligations or their creation.

            When the Trustee incurs expenses or renders services after an Event of Default specified in Section 5.1(6) or (7) occurs, the expenses and the compensation for the services are intended to constitute expenses of administration under any Bankruptcy Law.

            Section 6.7.  Replacement of Trustee.  A
                          ----------------------
resignation or removal of the Trustee and appointment of a successor Trustee shall become effective only upon the successor Trustee's acceptance of appointment as provided in this Section.

            The Trustee may resign and be discharged from the trust hereby created by so notifying the Company. The Holders of a majority in principal amount of the then outstanding Notes may remove the Trustee by so notifying the Trustee and the Company. The Company may remove the Trustee if:

            (1)  The Trustee fails to comply with Section 6.9;

            (2) the Trustee is adjudged a bankrupt or an insolvent or an order for relief is entered with respect to the Trustee under any Bankruptcy Law;

            (3) a Custodian or public officer takes charge of the Trustee or its property; or

            (4)  the Trustee becomes incapable of acting.

            If the Trustee resigns or is removed or if a vacancy exists in the office of Trustee for any reason, the Company shall promptly appoint a successor
Trustee. Within one year after the successor Trustee takes office, the Holders of a majority in principal amount of the then outstanding Notes may appoint a successor Trustee to replace the successor Trustee appointed by the Company.

            If a successor Trustee does not take office within 60 days after the retiring Trustee resigns or is removed, the retiring Trustee, the Company or the Holders of at least 10% in principal amount of the then outstanding Notes may petition any court of competent jurisdiction for the appointment of a successor
Trustee.

            If the Trustee after written request by any Noteholder who has been a Noteholder for at least six months falls to comply with Section 6.9, such Noteholder may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

            A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Company. Thereupon the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. The successor Trustee shall mail a notice of its succession to Noteholders. The retiring Trustee shall promptly transfer all property held by it as Trustee to the successor Trustee, provided all sums owing to the Trustee hereunder have been paid and subject to the Lien provided for in
Section 6.6.  Notwithstanding replacement of the Trustee pursuant to this
Section 6.7, the Company's obligations under Section 6.6 hereof shall continue for the benefit of the retiring Trustee.

            Section 6.8.  Successor Trustee by Merger, etc.
                          ---------------------------------
If the Trustee consolidates, merges or converts into, or transfers all or substantially all of its corporate trust business to, another corporation, the successor corporation without any further act shall be the successor Trustee.

            Section 6.9.  Eligibility; Disqualification.
                          -----------------------------
There shall at all times be a Trustee hereunder which shall be a corporation organized and doing business under the laws of the United States of America or of any state thereof authorized under such laws to exercise corporate trustee power, shall be subject to supervision or examination by Federal or state authority and shall have a combined capital and surplus of at least $25,000,000 as set forth in its most recent published annual report of condition.


                                    ARTICLE 7
                             DISCHARGE OF INDENTURE

            Section 7.1.  Termination of Company's Obliga
                          -------------------------------
tions.  This Indenture shall cease to be of further effect
-----
(except that the Company's obligations under Section 6.6 and the Company's,
Trustee's and Paying Agent's obligations under Section 7.3 shall survive) when all outstanding Notes theretofore authenticated and issued have been delivered
(other than destroyed, lost or stolen Notes which have been replaced or paid) to the Trustee for cancellation and the Company has paid all sums payable hereunder.  In addition, the Company may terminate all of its obligations under this Indenture if:

            (1)  the Company irrevocably deposits in trust with the Trustee or at the option of the Trustee, with a trustee reasonably satisfactory to the
Trustee and the Company under the terms of an irrevocable trust agreement in form and substance satisfactory to the Trustee, money or U.S. Government
Obligations sufficient to pay principal and interest on the Notes to maturity or redemption, as the case may be, and to pay all other sums payable by it hereunder; provided that, (i) the trustee of the irrevocable trust shall have been irrevocably instructed to pay such money or the proceeds of such U.S.
Government Obligations to the Trustee and (ii) the Trustee shall have been irrevocably instructed to apply such money or the proceeds of such U.S.
Government Obligations to the payment of said principal and interest with respect to the Notes;
7
            (2)  the Company delivers to the Trustee an Officers' Certificate stating that all conditions precedent to satisfaction and discharge of this
Indenture have been complied with, and an Opinion of Counsel to the same effect;
and

            (3) no Event of Default or event (including such deposit) which, with notice or lapse of time, or both, would become an Event of Default with respect to the Notes shall have occurred and be continuing on the date of such deposit.

Then, this Indenture shall cease to be of further effect (except as provided in this paragraph), and the Trustee, on demand of the Company, shall execute proper instruments acknowledging confirmation of and discharge under this Indenture.
However, the Company's obligations under Sections 2.3, 2.4, 2.5, 2.6, 2.7, 4.1,
4.6, 6.6, 6.7, 7.3 and 7.4 hereof, and the Trustee's and Paying Agent's obligations under Section 7.3 shall survive until the Notes are no longer outstanding. Thereafter, only the Company's obligations under Section 6.6 and the Company's, Trustee's and Paying Agent's obligations under Section 7.3 shall survive.

            After such irrevocable deposit made pursuant to this Section 7.1 and satisfaction of the other conditions set forth herein, the Trustee upon request shall acknowledge in writing the discharge of the Company's obligations under this Indenture (except for those surviving obligations specified above) and shall provide a certificate to that effect to the Company.

            In order to have money available on a payment date to pay principal or interest on the Notes, the U.S. Government Obligations shall be payable as to principal or interest at least one Business Day before such payment date in such amounts as will provide the necessary money. U.S. Government Obligations shall not be callable at the issuer's option.

            "U.S. Government Obligations" means direct obligations of the United
States of America, or any agency or instrumentality thereof for the payment of which the full faith and credit of the United States of America is pledged.

            Section 7.2.  Application of Trust Money.  The
                          --------------------------
Trustee or a trustee satisfactory to the Trustee and the Company shall hold in trust money or U.S. Government Obligations deposited with it pursuant to Section
7.1.  It shall apply the deposited money and the money from U.S. Government
Obligations through the Paying Agent and in accordance with this Indenture to the payment of principal and interest on the Notes.

            Section 7.3.  Repayment to Company.  The Trustee
                          --------------------
and the Paying Agent shall promptly pay to the Company upon written request any excess money or securities held by them at any time.

            The Trustee and the Paying Agent shall pay to the Company upon written request any money held by them for the payment of principal or interest that remains unclaimed for two years after the date upon which such payment shall have become due; provided, however, that the Company shall have either caused notice of such payment to be mailed to each Noteholder entitled thereto no less than 30 days prior to such repayment or within such period shall have published such notice in a financial newspaper of widespread circulation published in the City of New York. After payment to the Company, Noteholders entitled to the money must look to the Company for payment as general creditors unless an applicable abandoned property law designates another Person, and all liability of the Trustee and such Paying Agent with respect to such money shall cease.

            Section 7.4.  Reinstatement.  If the Trustee or
                          -------------
Paying Agent is unable to apply any money or U.S. Government Obligations in accordance with Section 7.2 by reason of any legal proceeding or by reason of any order or judgment of any court or governmental authority enjoining, restraining or otherwise prohibiting such application, the Company's obligations under this Indenture and the Notes shall be revived and reinstated as though no deposit had occurred pursuant to Section 7.1 until such time as the Trustee or
Paying Agent is permitted to apply all such money or U.S. Government Obligations in accordance with Section 7.2; provided, however, that if the Company has made any payment of interest on or principal of any Notes because of the reinstatement of its obligations, the Company shall be subrogated to the rights of the Holders of such Notes to receive such payment from the money or U.S.
Government Obligations held by the Trustee or Paying Agent.


                                    ARTICLE 8
                                   AMENDMENTS

            Section 8.1.  Without Consent of Holders.  The
                          --------------------------
Company and the Trustee may amend this Indenture or the Notes, and the Trustee may amend the Subordination Agreement,  without the consent of any Noteholder:

            (1)  to cure any ambiguity, defect or inconsistency:

            (2)  to provide for uncertificated Notes in addition to certificated
Notes; or

            (3) to make any change that does not adversely affect the legal rights hereunder of any Noteholder.

            Upon the request of the Company, accompanied by a resolution of the Board of Directors authorizing the execution of any such supplemental indenture, and upon receipt by the Trustee of the documents described in Section 8.5 hereof, the Trustee shall join with the Company in the execution of any supplemental indenture authorized or permitted by the terms of this Indenture and to make any further appropriate agreements and stipulations which may be therein contained, but the Trustee shall not be obligated to enter into such supplemental indenture which affects its own rights, duties or immunities under this Indenture or otherwise.

            Section 8.2.  With Consent of Holders.  The Company and
                          -----------------------
the Trustee may amend this Indenture or the Notes, and the Trustee may amend the
Subordination Agreement, with the written consent of the Holders of at least a majority in principal amount of the then outstanding Notes.

            Upon the request of the Company, accompanied by a resolution of the Board of Directors authorizing the execution of any such supplemental indenture, and upon the filing with the Trustee of evidence satisfactory to the Trustee of the necessary consents of the Noteholders as aforesaid, and upon receipt by the Trustee of the documents described in Section 8.5 hereof, the Trustee shall join with the Company in the execution of such supplemental indenture unless such supplemental indenture affects the Trustee's own rights, duties or immunities under this Indenture or otherwise, in which case the Trustee may in its discretion, but shall not be obligated to, enter into such supplemental indenture.

            It shall not be necessary for the consent of the Holders under this Section to approve the particular form of any proposed amendment or waiver, but it shall be sufficient if such consent approves the substance thereof.

            After an amendment or waiver under this Section 8.2 becomes effective, the Company shall mail to the Holders of each Note affected thereby a notice briefly describing the amendment or waiver. Any failure of the Company to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such supplemental indenture or waiver. The
Holders of a majority in principal amount of the Notes then outstanding may waive compliance in a particular instance by the Company with any provision of this Indenture or the Notes. However, without the consent of each Noteholder affected, an amendment or waiver under this Section may not:

            (1) reduce the principal amount of Notes whose Holders must consent to an amendment or waiver;

            (2) reduce the rate of or change the time for payment of interest, including default interest, on any Note;

            (3) reduce the principal of or change the fixed maturity of any Note;

            (4) make any Note payable in money other than that stated in the Note;

            (5) make any change in Section 5.4 or 5.7 hereof or in this sentence of this Section 8.2; or

            (6) waive a Default in the payment of principal of or interest on, or redemption payment with respect to, any Note.

            Section 8.3.  Revocation and Effect of Consents.  Until
                          --------------------------------
an amendment or waiver becomes effective, a consent to it by a Holder of a Note is a continuing consent by the Holder and every subsequent Holder of a Note or portion of a Note that evidences the same debt as the consenting Holder's Note, even if notation of the consent is not made on any Note.  However, any such
Holder or subsequent Holder may revoke the consent as to its Note or portion of a Note if the Trustee receives the notice of revocation before the date on which the Trustee receives an Officers' Certificate certifying that the Holders of the requisite principal amount of Notes have consented to the amendment or waiver.

            The Company may, but shall not be obligated to, fix a record date for the purpose of determining the Holders entitled to consent to any amendment or waiver. If a record date is fixed, then notwithstanding the provisions of the immediately preceding paragraph, those Persons who were Holders at such record date (or their duly designated proxies), and only those Persons, shall be entitled to consent to such amendment or waiver or to revoke any consent previ-ously given, whether or not such Persons continue to be Holders after such record date. No consent shall be valid or effective for more than 90 days after such record date unless consents from Holders of the principal amount of Notes required hereunder for such amendment or waiver to be effective shall have also been given and not revoked within such 90-day period.

            After an amendment or waiver becomes effective it shall bind every Noteholder, unless it is of the type described in any of clauses (1) through (6) of Section 8.2. In such case, the amendment or waiver shall bind only each Holder of a Note who has consented to it.

            Section 8.4.  Notation on or Exchange of Notes.  The
                          --------------------------------
Trustee may place an appropriate notation about an amendment or waiver on any
Note thereafter authenticated.  The Company in exchange for all Notes may issue, and the Trustee shall authenticate new Notes that reflect the amendment or waiver.

            Failure to make the appropriate notation or issue a new Note shall not affect the validity and effect of such amendment or waiver.

            Section 8.5.  Trustee to Sign Amendments, etc.  The
                          --------------------------------
Trustee shall sign any amendment or supplemental indenture authorized pursuant to this Article 8 if the amendment does not adversely affect the rights, duties, liabilities or immunities of the Trustee.  If it does, the Trustee may, but need not, sign such amendment or supplemental indenture.  In signing or refusing to sign such amendment or supplemental indenture, the Trustee shall be entitled to receive, if requested, an indemnity reasonably satisfactory to it and to receive and, subject to Section 6.1, shall be fully protected in relying upon, an
Officers' Certificate and an Opinion of Counsel as conclusive evidence that such amendment or supplemental indenture is authorized or permitted by this
Indenture, that it is not inconsistent herewith, and that it will be valid and binding upon the Company in accordance with its terms.


                                    ARTICLE 9
                                  MISCELLANEOUS

            Section 9.1.  Notices.  Any notice or communication by
                          -------
the Company and the Trustee to the other is duly given if in writing and delivered in person or mailed by first-class mail (registered or certified, return receipt requested), telex, telecopier or overnight air courier guaranteeing next day delivery, to the other's address:

            If to the Company:

            Forstmann & Company, Inc.
            1155 Avenue of the Americas
            New York, New York 10036
            Attention: Chief Financial Officer
            Telecopier No.: (212) 642-6992

            If to the Trustee:
            State Street Bank and Trust Company
            777 Main Street
            Hartford, CT 06115

            The Company or the Trustee by notice to the other may designate additional or different addresses for subsequent notices or communications.

            All notices and communications (other than those sent to Noteholders) shall be deemed to have been duly given: at the time delivered by hand, if personally delivered; five Business Days after being deposited in the mail, postage prepaid, if mailed; when answered back, if telexed; when receipt acknowledged, if telecopied; and the next Business Day after timely delivery to the courier, if sent by overnight air courier guaranteeing next day delivery.

            Any notice or communication to a Noteholder shall be mailed by first-class mail, certified or registered, return receipt requested, to his address shown on the register kept by the Registrar. Failure to mail a notice or communication to a Noteholder or any defect in it shall not affect its sufficiency with respect to other Noteholders.

            If a notice or communication is mailed in the manner provided above within the time prescribed, it is duly given, whether or not the addressee receives it.

            If the Company mails a notice or communication to Noteholders, it shall mail a copy to the Trustee and each Agent at the same time.

            Section 9.2.  Officers' Certificate and Opinion of
                          ------------------------------------
Counsel as to Conditions Precedent.  Upon any request or
----------------------------------
application by the Company to the Trustee to take any action under this
Indenture, the Company shall furnish to the Trustee, upon the request of the
Trustee:

            (1) an Officers' Certificate in form and substance reasonably satisfactory to the Trustee stating that, in the opinion of the signers, all conditions precedent and covenants, if any, provided for in this Indenture relating to the proposed action have been complied with; and

            (2) an Opinion of Counsel in form and substance reasonably satisfactory to the Trustee stating that, in the opinion of such counsel, all conditions precedent and covenants have been complied with.

            Section 9.3.  Statements Required in Officers'
                          --------------------------------
Certificate or Opinion of Counsel.  Each Officers' Certificate or
---------------------------------
Opinion of Counsel with respect to compliance with a condition or covenant provided for in this Indenture shall include:

            (1) a statement that the person making such certificate or opinion has read such covenant or condition;

            (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such Officers' Certificate or Opinion of Counsel are based;

            (3) a statement that, in the opinion of such person, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

            (4) a statement as to whether or not, in the opinion of such person, such condition or covenant has been complied with.

            Section 9.4.  Rules by Trustee and Agents.  The Trustee
                          ---------------------------
may make reasonable rules for action by or at a meeting of Noteholders.  The
Registrar or Paying Agent may make reasonable rules and set reasonable requirements for its functions.

            Section 9.5.  Legal Holidays.  A "Legal Holiday" is a
                          --------------
Saturday, a Sunday or a day on which banking institutions in the City of New
York, Boston, Massachusetts or at a place of payment are authorized or obligated by law, regulation or executive order to remain closed.  If a payment date is a
Legal Holiday at a place of payment, payment may be made at that place on the next succeeding day that is not a Legal Holiday, and interest shall accrue for the intervening period.

            Section 9.6.  No Recourse Against Others.  A director,
                          --------------------------
officer, employee or stockholder of the Company, as such, shall not have any liability for any obligations of the Company under the Notes or the Indenture or for any claim based on, in respect of or by reason of such obligations or their creation.  Each Noteholder by accepting a Note waives and releases all such liability.

            Section 9.7.  Duplicate Originals.  The parties may
                          -------------------
sign any number of copies of this Indenture.  One signed copy is enough to prove this Indenture.

            Section 9.8.  Counterpart Originals.  The parties may
                          ---------------------
sign any number of copies of this Indenture.  Each signed copy shall be an original, but all of them together represent the same agreement.

            Section 9.9.  Governing Law.  The laws of the State of
                          -------------
New York shall govern and be used to construe this Indenture and the Notes.

            Section 9.10.  No Adverse Interpretation of Other
                           ----------------------------------
Agreements.  This Indenture may not be used to interpret another
----------
indenture, loan or debt agreement of the Company or a Subsidiary.  Any such indenture, loan or debt agreement may not be used to interpret this Indenture.

            Section 9.11.  Successors.  All agreements of the
                           ----------
Company in this Indenture and the Notes shall bind its successor.  All agreements of the Trustee in this Indenture shall bind its successor.

            Section 9.12.  Severability.  In case any provision in
                           ------------
this Indenture or in the Notes shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

            Section 9.13.  Variable Provisions.  The Company
                           -------------------
initially appoints the Trustee as Paying Agent, Registrar and authenticating agent.

            Section 9.14.  Table of Contents, Headings, etc.  The
                           --------------------------------
Table of Contents and Headings of the Articles and Sections of this Indenture have been inserted for convenience of reference only, are not to be considered a part hereof and shall in no way modify or restrict any of the terms or provisions hereof.

                  [Remainder of page intentionally left blank]


                                   SIGNATURES


Dated as of July 23, 1997           FORSTMANN & COMPANY, INC.


                              By:/s/ Rodney Peckham
                                 --------------------------
                              Title: Chief Financial Officer



Dated as of July 23, 1997           STATE STREET BANK AND TRUST COMPANY, as
                                    Trustee


                              By:/s/ Elizabeth Hammer
                                 --------------------
                              Title: Vice President

                                                      EXHIBIT A
                                                      ---------
THE INDEBTEDNESS EVIDENCED BY THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF
PAYMENT TO ALL SENIOR INDEBTEDNESS (AS DEFINED IN THAT CERTAIN SUBORDINATION
AGREEMENT DATED JULY 23, 1997 BETWEEN STATE STREET BANK AND TRUST COMPANY, AS
INDENTURE TRUSTEE, AND BANKAMERICA BUSINESS CREDIT, INC., AS AGENT, AS THE SAME
MAY BE AMENDED, SUPPLEMENTED, RESTATED OR OTHERWISE MODIFIED FROM TIME TO TIME),
AND EACH HOLDER OF THE NOTES BY HIS ACCEPTANCE THEREOF AUTHORIZES AND EXPRESSLY
DIRECTS THE TRUSTEE ON HIS BEHALF TO TAKE SUCH ACTION AS MAY BE NECESSARY OR
APPROPRIATE TO EFFECT THE SUBORDINATION PROVISIONS CONTAINED IN THE
SUBORDINATION AGREEMENT, AND APPOINTS THE TRUSTEE HIS ATTORNEY-IN-FACT FOR SUCH
PURPOSE.
                         SUBORDINATED FLOATING RATE NOTE
                                DUE JULY 23, 2001
No.                                                                      $------
                            FORSTMANN & COMPANY, INC.

promises to pay to ---------------------------- or registered assigns,

the principal sum of ------------------------ Dollars on July 23, 2001.

Interest Payment Dates: The last day of each calendar month or the next Business
                        Day in the event that the last day of such month is a Legal Holiday, as defined in the Indenture.

Record Dates:                      The fifteenth day of each calendar month.
                                   (whether or not a Business Day).

This is one of the Notes
referred to in the within-
mentioned Indenture.    Dated:

STATE STREET BANK AND   FORSTMANN & COMPANY, INC.
TRUST COMPANY, as Trustee


By-----------------------          By-----------------------

                                 (Back of Note)
                                  ------------

                              SUBORDINATED FLOATING
                          RATE NOTES DUE JULY 23, 2001

            1.  Interest.  (a)  Forstmann & Company, Inc., a
                --------
Georgia corporation (the "Company"), promises to pay interest on the principal amount of this Note at a rate per annum equal to the LIBOR Rate plus 4.5% (the
"Applicable LIBOR Rate") from date of issuance of this Note to maturity.  All interest will be calculated on the basis of a 360-day year and the actual number of days elapsed.  Interest payments on the Notes will be made monthly in arrears to but not including the date of payment commencing on August 31, 1997, and on the last day of each calendar month thereafter, except for the final interest payment which will be made on July 23, 2001; provided, that if any such payment date is not a Business Day, payment may be made on the next succeeding Business
Day and such extension of time shall be included in the computation of the amount of interest to be paid on such Business Day.  Interest on the Notes shall accrue (i) from the most recent date to which Interest has been paid or, if no interest has been paid, from the date of issuance of this Note and (ii) with respect to the principal on the Notes, to, but not including, the date of repayment of such principal; provided, however, that if such principal repayment occurs after 12:00 noon, New York City time, interest shall be deemed to accrue thereon until the following Business Day.  To the extent lawful, the Company shall pay interest (including post-petition interest in any proceeding under any
Bankruptcy Law) on overdue principal at a rate equal to 2% per annum in excess of the interest rate then applicable to the Notes; it shall pay interest
(including post-petition interest in any proceeding under any Bankruptcy Law) on overdue installments of interest (without regard to any applicable grace period)
at the same rate to the extent lawful.

            (b) As used in this Note, the following terms shall have the following meanings:

            "Interest Payment Date" means the last day of each
             ---------------------
calendar month or the next Business Day in the event that the last day of such month is a Legal Holiday.

            "Interest Period" means a period of one calendar month
             ---------------
beginning on the first day of each month and ending on the last day of such month, provided, that if the last day of any such month is not a Business Day, the Interest Period shall include the next succeeding Business Day after the last day of such month, and the next proceeding Interest Period thereafter shall commence on the day following the last day of the preceeding Interest Period;
provided further, that the final Interest Period hereunder shall be the 23 days beginning on July 1, 2001 and ending on July 23, 2001.

            "LIBOR Business Day" means a Business Day on which banks may accept deposits of United States dollars in the London Interbank Market.

            "LIBOR Determination Date" for any Interest Period means the second
LIBOR Business Day next preceding the first day of such Interest Period.

            "LIBOR Rate" means, for any Interest Period, the rate, as determined by the Company, equal to the average (rounded upwards, if necessary, to the nearest 1/16 of 1%) of the offered rates for deposits in U.S. dollars for a period of one month, as set forth on the Reuters Screen LIBO Page as of 11:00 a.m., London time, on the LIBOR Determination Date for such Interest Period;
provided that the LIBOR Rate for the Interest Period commencing on the date hereof and ending on July 31, 1997 shall be 5.6875%; provided further, that if only one such offered rate appears on the Reuters Screen LIBO Page, the LIBOR
Rate for such Interest Period shall mean such offered rate. If such rate is not available at 11:00 a.m., London time on the LIBOR Determination Date for such Interest Period, then the LIBOR Rate for such Interest Period shall equal the arithmetic mean (rounded upwards, if necessary, to the nearest 1/16 of 1%) of the interest rates per annum at which deposits in amounts equal to $1,000,000 in U.S. dollars are offered by the Reference Banks to leading banks in the London
Interbank Market for a period of one month as of 11:00 a.m., London time, on the LIBOR Determination Date for such Interest Period. If on any LIBOR
Determination Date only one of the Reference Banks provides such offered quotation, then the LIBOR Rate for such Interest Period shall mean such offered quotation; provided further, that if none of the Reference Banks provide such quotations, then the LIBOR Rate for such Interest Period shall be determined by reference to the LIBOR Rate as quoted in the most recent Wall Street Journal in which such quotes are available. If none of the rates or quotations referred to above is available in respect of any Interest Period, then the LIBOR Rate shall be mutually agreed upon by the Company and the holders of at least a majority in principal amount of the then outstanding Notes.

            "Reference Banks" means each of Bank of Tokyo, Ltd. (London office),
Barclays Bank, PLC (London office), Bankers Trust Company (London office) and
National Westminster Bank, PLC (London office), and any such replacement bank thereof as listed on the Reuters Screen LIBO Page and their respective successors (or if such Banks are not listed thereon or such page shall not be available, as determined from a Replacement Service), and if any of such banks are not at the applicable time providing interest rates as contemplated within the definition of "LIBOR Rate," Reference Banks shall mean the remaining bank or banks so providing such rates. In the event that less than two of such banks are providing such rates, the Company shall use reasonable efforts to appoint additional Reference Banks so that there are at least two such banks providing such rates; provided that such banks appointed by the Company shall be London offices of leading banks engaged in the London Interbank Market.

            "Replacement Service" means Telerate News Service or such other financial reporting service or information as the Company determines and as shall not be reasonably objected to by the holders of a majority of the outstanding amount of the Notes within 30 days after receipt of notice of such determination by the Company.

            "Reuters Screen LIBO Page" means the display designated as page
"LIBO" on the Reuter Monitor Money Rates Service (or such other page as may replace the LIBO page on that service for the purpose of displaying London interbank offered rates of major banks).
            2.  Method of Payment.  The Company will pay interest
                -----------------
on the Notes (except defaulted interest) to the Persons who are registered
Holders of Notes at the close of business on the record date next preceding the
Interest Payment Date, even if such Notes are cancelled after such record date and on or before such Interest Payment Date.  The Holder must surrender this
Note to a Paying Agent to collect principal payments.  The Company will pay principal, premium, if any, and interest in money of the United States that at the time of payment is legal tender for payment of public and private debts.
The Company, however, may pay principal and interest by check payable in such money.  It may mail an interest check to a Holder's registered address.

            3. Payment Subject to Subordination Agreement.   Each
               ------------------------------------------
Noteholder by accepting a Note ratifies the execution and delivery by the
Trustee of the Subordination Agreement on its behalf and agrees, so long as such
Noteholder holds Notes, to be bound thereby as to each and every provision thereof applicable to each Noteholder as fully as if such person were a party thereto and further represents and warrants that the Trustee has all requisite authority to bind such Noteholder by the Trustee's execution and delivery of the
Subordination Agreement.

            4.  Paying Agent and Registrar.  Initially, the Trustee
                --------------------------
will act as Paying Agent and Registrar.  The Company may change any Paying
Agent, Registrar or co-registrar without notice to any Noteholder.  The Company may act in any such capacity.

            5.    Indenture.  The Company issued $1,570,758 in
                  ---------
original aggregate principal amount of its Subordinated Floating Rate Notes on
July 23, 1997 (the "Notes") under an Indenture dated as of July 23, 1997
("Indenture") between the Company and the Trustee.  THIS IS A NOTE.  The Notes
are subject to all terms of the Indenture and the Subordination Agreement, and
Noteholders are referred to the Indenture and the Subordination Agreement for a
statement of such terms.  The Notes are limited to $1,570,758 in aggregate principal amount except as provided in Section 2.7 of the Indenture.

            6.    Optional Redemption.  Upon 45 days' notice to the
                  -------------------
Trustee, the Company may redeem, at any time and from time to time, all or any portion of the Notes, plus accrued and unpaid interest to the redemption date.

Any such optional redemption shall be made pursuant to Section 3.1 of the Indenture.

            7.    Notice of Redemption.  Notice of redemption will
                  --------------------
be mailed at least 30 days but not more than 60 days before the redemption date to each Holder of Notes to be redeemed at his registered address.  Notes may be redeemed in part but only in whole multiples of $1.00, unless all of the Notes held by a Holder are to be redeemed.  On and after the redemption date interest ceases to accrue on Notes or portions of them called for redemption.

            8.    Denominations, Transfer, Exchange.  The Notes are
                  ---------------------------------
in registered form without coupons and were initially issued in denominations of
$1.00.  The transfer of Notes may be registered and Notes may be exchanged as provided in the Indenture.  The Registrar and the Trustee may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and to pay any taxes and fees required by law or permitted by the Indenture.
The Registrar need not exchange or register the transfer of any Note or portion of a Note selected for redemption.  Also, it need not exchange or register the transfer of any Notes for a period of 15 days before a selection of Notes to be redeemed or during the period between a record date and the corresponding interest payment date.  All transfers of the Notes are also subject to the restrictions contained in, and terms of, Section 2.6 of the Indenture

            9.    Persons Deemed Owners.  Prior to due presentment
                  ---------------------
to the Trustee for registration of the transfer of this Note, the Trustee, any
Agent and the Company may deem and treat the Person in whose name this Note is registered as its absolute owner, for the purpose of receiving payment of principal of and interest on this Note and for all other purposes whatsoever, whether or not this Note is overdue, and neither the Trustee, any Agent nor the
Company shall be affected by notice to the contrary.  The registered Holder of a
Note shall be treated as its owner for all purposes.

            10.   Amendments and Waivers.  Subject to certain
                  ----------------------
exceptions, the Indenture, the Subordination Agreement or the Notes may be
amended with the consent of the Holders of at least a majority in principal amount of the then outstanding Notes.  Without the consent of the Noteholders, the Indenture, the Subordination Agreement or the Notes may be amended to cure any ambiguity, defect or inconsistency, to provide for assumption of Company obligations to Noteholders or to make any change that does not adversely affect the rights of any Noteholder.

            11.   Defaults and Remedies.  An Event of Default
                  ---------------------
includes, among other things: default in payment of interest (if not cured within five days) or principal on the Notes; failure by the Company to comply
(subject to applicable grace periods) with certain covenants contained in the
Indenture or the Notes, or a material breach of representation and the continuance of breach for 30 days after notice; an acceleration of maturity under the Loan Agreement; the occurrence of a Change of Control; and certain events of bankruptcy or insolvency.  If an Event of Default occurs and is continuing, the Trustee or the holders of  a majority in principal amount of the then outstanding Notes may declare all the Notes to be due and payable imme-
diately (except in the case of an Event of Default arising from certain events of bankruptcy or insolvency, in which event all outstanding Notes become due and payable immediately without further action or notice).  Noteholders may not enforce the Indenture, or the Notes except as provided in the Indenture.  The
Trustee may request indemnity satisfactory to it before it enforces the
Indenture or the Notes.  Subject to certain limitations, Holders of a majority in principal amount of the then outstanding Notes may direct the Trustee in its exercise of any trust or power.  The Trustee may withhold from Noteholders notice of any continuing default (except a default in payment of principal or interest) if it determines that withholding notice is in their interest.  The
Company must furnish an annual compliance certificate to the Trustee.

            12.  Trustee Dealings with Company.  State Street Bank
                 -----------------------------
and Trust Company, the Trustee under the Indenture, in its individual or any other capacity, may make loans to, accept deposits from, and perform services for the Company or its Affiliates, and may otherwise deal with the Company or its Affiliates, as if it were not Trustee.

            13.  No Recourse Against Others.  A director, officer,
                 --------------------------
employee or stockholder, as such, of the Company or the Trustee, as the case may be, shall not have any liability for any obligations of the Company under the
Notes or the Indenture or for any claim based on, in respect of or by reason of such obligations or their creation.  Each Noteholder by accepting a Note waives and releases all such liability.  The waiver and release are part of the consideration for the issuance of the Notes.

            14.  Authentication.  This Note shall not be valid
                 --------------
until authenticated by the manual signature of the Trustee or an authenticating agent.
            15.  Abbreviations.  Customary abbreviations may be
                 -------------
used in the name of  Noteholder or an assignee, such as:  TEN COM (= tenants in common), TEN ENT (= tenants by the entireties), JT TEN (= joint tenants with right of survivorship and not as tenants in common). CUST (= Custodian), and
U/G/M/A (= Uniform Gifts to Minors Act).

            16.  Indenture and Subordination Agreement.  Each
                 -------------------------------------
Noteholder, by accepting a Note, agrees to be bound to all of the terms and provisions of the Indenture and the Subordination Agreement, as the same may be amended from time to time.  Certain capitalized terms used and not defined herein have the meaning set forth in the Indenture.

            The Company will furnish to any Noteholder upon written request and without charge a copy of the Indenture. Request may be made to:

                  Forstmann & Company, Inc.
                  1155 Avenue of the Americas
                  New York, New York  10036
                  Attention:  Chief Financial Officer

                                 ASSIGNMENT FORM

            To assign this Note, fill in the form below: [I or We] assign and transfer this Note to:

-----------------------------------------------------------------
                (Insert assignee's soc. sec. no. or Tax I.D. no.)

-----------------------------------------------------------------

-----------------------------------------------------------------
-----------------------------------------------------------------
-----------------------------------------------------------------
              (Print or type assignee's name, address and zip code)

and irrevocably appoint -----------------------------------------
----------------------------- agent to transfer this Note on the books of the Company. The agent may substitute another to act for him.

-----------------------------------------------------------------

Date: --------

                              Your Signature:-------------------------
                              (Sign exactly as your name appears on the face of this Note)

Signature Guarantee.


                            FORSTMANN & COMPANY, INC.
                                   $1,570,758
                        Subordinated Floating Rate Notes
                                due July 23, 2001
                                    INDENTURE
                            Dated as of July 23, 1997
                      State Street Bank and Trust Company,
                                   as Trustee


                                TABLE OF CONTENTS
                                                                            Page

       ARTICLE 1
      DEFINITIONS AND INCORPORATION
      BY REFERENCE
Section 1.1.  Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Section 1.2.  Other Definitions.  . . . . . . . . . . . . . . . . . . . . . . 7
Section 1.3.  Rules of Construction . . . . . . . . . . . . . . . . . . . . . 7

       ARTICLE 2
      THE NOTES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Section 2.1.  Form and Dating . . . . . . . . . . . . . . . . . . . . . . . . 7
Section 2.2.  Execution and Authentication  . . . . . . . . . . . . . . . . . 8
Section 2.3.  Registrar and Paying Agent  . . . . . . . . . . . . . . . . . . 8
Section 2.4.  Paying Agent to Hold Money in Trust . . . . . . . . . . . . . . 9
Section 2.5.  Noteholder Lists  . . . . . . . . . . . . . . . . . . . . . . . 9
Section 2.6.  Transfer and Exchange . . . . . . . . . . . . . . . . . . . . . 9
Section 2.7.  Replacement Notes . . . . . . . . . . . . . . . . . . . . . . .10
Section 2.8.  Outstanding Notes . . . . . . . . . . . . . . . . . . . . . . .11
Section 2.9.  Treasury Notes  . . . . . . . . . . . . . . . . . . . . . . . .11
Section 2.10. Temporary Notes . . . . . . . . . . . . . . . . . . . . . . . .11
Section 2.11. Cancellation  . . . . . . . . . . . . . . . . . . . . . . . . .11
Section 2.12. Defaulted Interest  . . . . . . . . . . . . . . . . . . . . . .12

                                    ARTICLE 3
                               OPTIONAL REDEMPTION

Section 3.1.  Optional Redemption . . . . . . . . . . . . . . . . . . . . . .12
Section 3.2.  Notices to Trustee  . . . . . . . . . . . . . . . . . . . . . .12
Section 3.3.  Selection of Notes to Be Redeemed . . . . . . . . . . . . . . .12
Section 3.4.  Notice of Redemption  . . . . . . . . . . . . . . . . . . . . .13
Section 3.5.  Effect of Notice of Redemption  . . . . . . . . . . . . . . . .14
Section 3.6.  Deposit of Redemption Price . . . . . . . . . . . . . . . . . .14
Section 3.7.  Notes Redeemed in Part  . . . . . . . . . . . . . . . . . . .  14


      ARTICLE 4
      COVENANTS
Section 4.1.  Payment of Notes  . . . . . . . . . . . . . . . . . . . . . . .14
Section 4.2.  Maintenance of Office or Agency . . . . . . . . . . . . . . . .15
Section 4.3.  SEC Reports; Financial Statements; Other Reports  . . . . . .  15
Section 4.4.  Compliance Certificate  . . . . . . . . . . . . . . . . . . . .16
Section 4.5.  Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
Section 4.6.  Stay, Extension and Usury Laws  . . . . . . . . . . . . . . . .17
Section 4.7.  Limitation on Restricted Payments . . . . . . . . . . . . . . .17
Section 4.8.  Limitation on Secured Indebtedness  . . . . . . . . . . . . . .18
Section 4.9.  Corporate Existence . . . . . . . . . . . . . . . . . . . . . .18
Section 4.10. Maintenance of Properties . . . . . . . . . . . . . . . . . . .18

       ARTICLE 5
      DEFAULTS AND REMEDIES
Section 5.1.  Events of Default . . . . . . . . . . . . . . . . . . . . . . .19
Section 5.2.  Acceleration  . . . . . . . . . . . . . . . . . . . . . . . . .21
Section 5.3.  Other Remedies  . . . . . . . . . . . . . . . . . . . . . . . .21
Section 5.4.  Waiver of Past Defaults . . . . . . . . . . . . . . . . . . . .21
Section 5.5.  Control by Majority . . . . . . . . . . . . . . . . . . . . . .22
Section 5.6.  Limitation on Suits . . . . . . . . . . . . . . . . . . . . . .22
Section 5.7.  Rights of Holders to Receive Payment  . . . . . . . . . . . . .22
Section 5.8.  Collection Suit by Trustee  . . . . . . . . . . . . . . . . . .23
Section 5.9.  Trustee May File Proofs of Claim  . . . . . . . . . . . . . . .23
Section 5.10. Priorities  . . . . . . . . . . . . . . . . . . . . . . . . . .23
Section 5.11. Undertaking for Costs . . . . . . . . . . . . . . . . . . . . .24

       ARTICLE 6
      TRUSTEE
Section 6.1.  Duties of Trustee . . . . . . . . . . . . . . . . . . . . . . .24
Section 6.2.  Rights of Trustee . . . . . . . . . . . . . . . . . . . . . . .26
Section 6.3.  Individual Rights of Trustee  . . . . . . . . . . . . . . . . .26
Section 6.4.  Trustee's Disclaimer  . . . . . . . . . . . . . . . . . . . . .26
Section 6.5.  Notice of Defaults  . . . . . . . . . . . . . . . . . . . . . .27
Section 6.6.  Compensation and Indemnity  . . . . . . . . . . . . . . . . . .27
Section 6.7.  Replacement of Trustee. . . . . . . . . . . . . . . . . . . . .28
Section 6.8.  Successor Trustee by Merger, etc. . . . . . . . . . . . . . . .29
Section 6.9.  Eligibility; Disqualification . . . . . . . . . . . . . . . . .29

       ARTICLE 7
      DISCHARGE OF INDENTURE
Section 7.1.  Termination of Company's Obligations  . . . . . . . . . . . . .29
Section 7.2.  Application of Trust Money  . . . . . . . . . . . . . . . . .  31
Section 7.3.  Repayment to Company  . . . . . . . . . . . . . . . . . . . . .31
Section 7.4.  Reinstatement . . . . . . . . . . . . . . . . . . . . . . . . .31

       ARTICLE 8
      AMENDMENTS
Section 8.1.  Without Consent of Holders  . . . . . . . . . . . . . . . . . .32
Section 8.2.  With Consent of Holders . . . . . . . . . . . . . . . . . . . .32
Section 8.3.  Revocation and Effect of Consents . . . . . . . . . . . . . . .33
Section 8.4.  Notation on or Exchange of Notes  . . . . . . . . . . . . . . .34
Section 8.5.  Trustee to Sign Amendments, etc . . . . . . . . . . . . . . . .34

       ARTICLE 9
      MISCELLANEOUS
Section 9.1.  Notices . . . . . . . . . . . . . . . . . . . . . . . . . . . .34
Section 9.2.  Officers' Certificate and Opinion of Counsel as to Conditions
Precedent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
Section 9.3.  Statements Required in Officers' Certificate or Opinion of
Counsel                                                                      36
Section 9.4.  Rules by Trustee and Agents.  . . . . . . . . . . . . . . . . .36
Section 9.5.  Legal Holidays  . . . . . . . . . . . . . . . . . . . . . . . .36
Section 9.6.  No Recourse Against Others  . . . . . . . . . . . . . . . . . .37
Section 9.7.  Duplicate Originals . . . . . . . . . . . . . . . . . . . . . .37
Section 9.8.  Counterpart Originals . . . . . . . . . . . . . . . . . . . . .37
Section 9.9.  Governing Law . . . . . . . . . . . . . . . . . . . . . . . . .37
Section 9.10. No Adverse Interpretation of Other Agreements . . . . . . . . .37
Section 9.11. Successors. . . . . . . . . . . . . . . . . . . . . . . . . . .37
Section 9.12. Severability  . . . . . . . . . . . . . . . . . . . . . . . . .37
Section 9.13. Variable Provisions . . . . . . . . . . . . . . . . . . . . . .37
Section 9.14. Table of Contents, Headings, etc. . . . . . . . . . . . . . . .37




                  Exhibit 10.1(a)

                           LOAN AND SECURITY AGREEMENT

      Loan and Security Agreement, dated as of July 23, 1997, among the financial institutions listed on the signature pages hereof (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), BankAmerica Business Credit, Inc., a Delaware corporation
("BABC")with an office at 40 East 52nd Street, New York, New York 10022, as agent for the Lenders (in its capacity as agent, the "Agent"), and Forstmann &
Company, Inc., a Georgia corporation, with offices at 1155 Avenue of the Americas, New York, New York 10036 (the "Borrower").

                               W I T N E S S E T H
                               - - - - - - - - - -

      WHEREAS, the Borrower has filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") a petition for relief under Chapter 11 of the Bankruptcy Code (as defined below) and has proposed a plan of reorganization; and

      WHEREAS, by an order dated July 9, 1997, the Bankruptcy Court confirmed the Borrower's plan of reorganization; and

      WHEREAS, the Borrower has requested the Agent and the Lenders to make available to the Borrower a revolving line of credit for loans and letters of credit in an amount not to exceed $85,000,000 and to make term loans to the Borrower in the aggregate principal amount of $31,450,000, which extensions of credit the Borrower will use: (i) in part to fund its plan of reorganization and
(ii) for its working capital needs and general business purposes;

      WHEREAS, the Lenders have agreed to make available to the Borrower a revolving credit facility and term loans upon the terms and conditions set forth in this Agreement.

      NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth in this Agreement, and for good and valuable consideration, the receipt of which is hereby acknowledged, the Lenders, the Agent, and the Borrower hereby agree as follows.


                                    ARTICLE 1

                        INTERPRETATION OF THIS AGREEMENT
                        -------------------------------

      1.1     Definitions.  As used herein:

              "Accounts" means all of the Borrower's now owned or hereafter acquired or arising accounts, and any other rights to payment for the sale or lease of goods or rendition of services, whether or not they have been earned by performance.

              "Account Debtor" means each Person obligated in any way on or in connection with an Account.

              "ACH Settlement Risk Reserve" means any and all reserves which the Agent from time to time establishes, in its sole discretion, with respect to ACH
Transactions.

              "ACH Transactions" means all debts, liabilities, and obligations now or hereafter owing from the Borrower to Bank of America arising from or related to cash management services including the automatic clearing house transfer of funds by the Bank of America for the account of the Borrower pursuant to agreement or overdrafts.

              "Adjusted Tangible Assets" means all of the Borrower's assets except: (a) deferred assets, other than prepaid insurance and prepaid taxes;
(b) patents, copyrights, trademarks, trade names, franchises, goodwill, and other similar intangibles; (c) unamortized debt discount and expense; (d) assets of the Borrower constituting Intercompany Accounts; and (e) fixed assets to the extent of any write-up in the book value thereof resulting from a revaluation effective after the Closing Date.

              "Adjusted Tangible Net Worth" means, at any date: (a) the book value (after deducting related depreciation, obsolescence, amortization, valuation, and other proper reserves as determined in accordance with GAAP) at which the Adjusted Tangible Assets would be shown on a balance sheet of the Borrower at such date prepared in accordance with GAAP; less (b) the amount at which the Borrower's liabilities (excluding deferred tax liabilities and Unfunded Pension Liability) would be shown on such balance sheet, including as liabilities all reserves for contingencies and other potential liabilities which would be required to be shown on such balance sheet; provided, however, that any calculation of "Adjusted Tangible Net Worth" pursuant to this Agreement shall exclude any extraordinary gains and losses and any last-in-first-out ("LIFO") adjustments on a cumulative basis from and after the Effective Date.

              "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person or which owns, directly or indirectly, ten percent
(10%) or more of the outstanding equity interest of such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract, or otherwise. Notwithstanding the foregoing, the term "Affiliate," as it pertains to the Borrower, shall not be deemed to include any Lender or any Affiliate of any Lender.

              "Agent" means BankAmerica Business Credit, Inc., solely in its capacity as agent for the Lenders, and any successor agent.

              "Agent Advances" has the meaning specified in Section 2.2(i).

              "Agent's Liens" means the Liens in the Collateral granted to the Agent, for the ratable benefit of the Lenders, BABC, and Agent pursuant to this Agreement and the other Loan Documents.

              "Agent-Related Persons" means the Agent and any successor agent, together with their respective Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

              "Aggregate Revolver Outstandings" means, at any time: the sum of
(a) the unpaid balance of Revolving Loans, (b) the aggregate amount of Pending
Revolving Loans, (c) one hundred percent (100%) of the aggregate undrawn face amount of all outstanding Letters of Credit, (d) the aggregate amount of any unpaid reimbursement obligations in respect of Letters of Credit and (e) the aggregate maximum amount available for drawing under Letters of Credit requested by the Borrower, the issuance of which has been authorized by the Agent pursuant to Section 2.4(d) but which have not yet been issued, in each case as determined by the Agent.
              "Agreement" means this Loan and Security Agreement.

              "Anniversary Date" means each anniversary of the Closing Date.

              "Applicable Margin" means

              (i)   with respect to Base Rate Revolving Loans and all other
Obligations (other than Base Rate Term Loans and LIBOR Rate Loans), one-quarter of one percent (.25%);

              (ii) with respect to Base Rate Term Loans, three-quarters of one percent (.75%);
               (iii) with respect to LIBOR Revolving Loans, two and one-half percent (2.50%); and

              (iv)  with respect to LIBOR Term Loans, three percent (3.00%).

              "Assigned Contracts" means collectively, all of the Borrower's rights and remedies under, and all moneys and claims for money due or to become due to the Borrower under those contracts set forth on Schedule (1.1)(a), and any other material contracts, and any and all amendments, supplements, extensions, and renewals thereof including, without limitation, all rights and claims of the Borrower now or hereafter existing: (i) under any insurance, indemnities, warranties, and guarantees provided for or arising out of or in connection with any of the foregoing agreements; (ii) for any damages arising out of or for breach or default under or in connection with any of the foregoing contracts; (iii) to all other amounts from time to time paid or payable under or in connection with any of the foregoing agreements; or (iv) to exercise or enforce any and all covenants, remedies, powers and privileges thereunder.

              "Assignee" has the meaning specified in Section 13.3(a).

              "Assignment and Acceptance" has the meaning specified in Section
13.3(a).

              "Attorney Costs" means and includes all reasonable fees, expenses and disbursements of any law firm or other external counsel engaged by the Agent (including, without limitation, special local counsel), all paralegals' fees and disbursements, the allocated cost of internal legal services of the Agent and all expenses and disbursements of internal counsel of the Agent.

              "Availability" means, at any time, (a) the lesser of
(I) the Maximum Revolver Amount and (ii) the sum of (A) eighty-five percent
(85%) of the Net Amount of Eligible Accounts (other than Eligible Bill and Hold
Accounts); plus (B) the lesser of $15 million or eighty-five percent (85%) of the Net Amount of Eligible Bill and Hold Accounts; plus (C) sixty-five percent
(65%) of the lower of cost, determined on a first-in-first-out ("FIFO") basis, or market value of Eligible Inventory; plus (D) without duplication of (C), above, fifty-five percent (55%) of the lower of cost, determined on a FIFO basis, or market value of Eligible Letter of Credit Inventory; provided, that at no time shall the sum of outstanding Revolving Loans based upon the value of (C) and (D) above exceed $30,000,000 ("Maximum Inventory Loan"); minus (b) the sum of (i) the Aggregate Revolver Outstandings, (ii) reserves for accrued interest on the Obligations, (iii) the Environmental Compliance Reserve, (iv) the ACH
Settlement Risk Reserve, (v) the Availability Reserve, (vi) all other reserves
(including, without limitation, any and all reserves established by the Agent in respect of waivers referenced in Section 6.2(b) which the Borrower has failed to obtain, Liens referenced in Section 9.1, judgments referenced in Section 11.1(m) or taxes, assessments or other similar charges of the Borrower under Section
9.1) which the Agent deems necessary in the reasonable exercise of its credit judgment to maintain with respect to the Borrower's account, including, without limitation, reserves for any amounts which the Agent or any Lender may be obligated to pay in the future for the account of the Borrower.

              "Availability Reserve" means, at any time, the difference of (i) $6,500,000 minus (ii) the product of (x) $47,500 times (y) the number of all regularly scheduled payments of principal made by the Borrower pursuant to Section 2.3(c), with respect to Term Loans on or prior to such time.

              "BABC" means BankAmerica Business Credit, Inc.

              "BABC Loan" and "BABC Loans" have the meanings specified in
Section 2.2(h).


              "Bank of America" means Bank of America National Trust and Savings
Association, a national banking association, or any successor entity thereto.

              "Bankruptcy Code" means Title 11 of the United States Code (11
U.S.C. section 101 et seq.).

              "Bankruptcy Court" has the meaning specified in the introductory paragraph hereof.

              "Base Rate" means, for any day, the rate of interest in effect for such day as publicly announced from time to time by Bank of America in San
Francisco, California, as its "reference rate" (the "reference rate" being a rate set by Bank of America based upon various factors including Bank of America's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate). Any change in the reference rate announced by Bank of America shall take effect at the opening of business on the day specified in the public announcement of such change. Each Interest
Rate based upon the Base Rate shall be adjusted simultaneously with any change in the Base Rate.

              "Base Rate Loans" means, collectively, the Base Rate Revolving
Loans and the Base Rate Term Loans.

              "Base Rate Revolving Loan" means a Revolving Loan during any period in which it bears interest based on the Base Rate.

              "Base Rate Term Loan" means any portion of a Term Loan during any period in which such portion bears interest based on the Base Rate.

              "Bill and Hold Accounts" means Accounts of the Borrower for Inventory that has been sold and invoiced to an Account Debtor in the ordinary course of business consistent with past practices, as to which the Borrower has no further work to do on such Inventory, the Account Debtor has accepted the subject Inventory and title to such Inventory has passed to such Account Debtor under a written agreement or confirmation of order issued by Borrower, but such Account Debtor has not yet paid the invoice and has directed the Borrower to hold shipment of such Inventory pending delivery instructions from such Account
Debtor; provided such Account Debtor is unconditionally obligated to pay such invoice at the maturity date stated therein regardless of when shipment is made and such Inventory is under Borrower's exclusive control and identifiable by piece number on Borrower's accounting record.

              "Borrowing" means a borrowing hereunder consisting of Revolving
Loans or Term Loans made pursuant to a single Notice of Borrowing by the Lenders to the Borrower (or by BABC in the case of a Borrowing funded by BABC Loans) or by the Agent in the case of a Borrowing consisting of an Agent Advance.

              "Borrowing Base Certificate"  means a certificate by a Responsible
Officer of the Borrower, substantially in the form of Exhibit B (or another form acceptable to the Agent) setting forth the calculation of the Availability, including a calculation of each component thereof, as of the close of business no more than five (5) Business Days prior to the date of such certificate, all in such detail as shall be satisfactory to the Agent; provided, however, that Eligible Inventory and all components thereof may be calculated as of the close of business on the last day of the immediately preceding fiscal month, unless a Default or an Event of Default shall have occurred and be continuing, in which case Eligible Inventory and all components thereof may be calculated as frequently as the Agent may request. All calculations of Availability in connection with the preparation of any Borrowing Base Certificate shall originally be made by the Borrower and certified to the Agent; provided, however, that the Agent shall have the right to review and adjust, in the reasonable exercise of its credit judgment, any such calculation (1) to reflect its reasonable estimate of declines in value of any of the Collateral described therein, and (2) to the extent that such calculation is not in accordance with this Agreement.

              "Business Day" means (a) any day that is not a Saturday, Sunday, or a day on which banks in New York, New York or San Francisco, California, are required or permitted to be closed, and (b) with respect to all notices, determinations, fundings and payments in connection with the LIBOR Rate or LIBOR
Rate Loans, any day that is a Business Day pursuant to clause (a) above and that is also a day on which trading in Dollars is carried on by and between banks in the London interbank market.

              "Capital Adequacy Regulation" means any guideline, request or directive of any central bank or other Governmental Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

              "Capital Expenditures" means all payments due (whether or not paid) in respect of the cost of any fixed asset or improvement, or replacement, substitution, or addition thereto, which has a useful life of more than one year, including, without limitation, those costs arising in connection with the direct or indirect acquisition of such asset by way of increased product or service charges or offset items or in connection with a Capital Lease.

              "Capital Lease" means any lease of property by the Borrower which, in accordance with GAAP, is or should be reflected as a capital lease on the balance sheet of Borrower.

              "Capital Stock" means common stock or other voting securities.

              "Closing Date" means the date of this Agreement.

              "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any successor statute, and regulations promulgated thereunder.

              "Collateral" has the meaning specified in Section 6.1.

              "Commitment" means, at any time with respect to a Lender, such Lender's Term Loan Commitment and Revolving Credit Commitment, and "Commitments" means, collectively, the Term Loan Commitments and Revolving Credit Commitments of all of the Lenders.

              "Confirmation Order" has the meaning specified in the Disclosure
Statement.

              "Contaminant" means any waste, pollutant, hazardous substance, toxic substance, hazardous waste, special waste, petroleum or petroleum-derived substance or waste, asbestos in any form or condition, polychlorinated biphenyls
("PCBs"), or any constituent of any such substance or waste.

              "Conversion/Continuation Date" means each date on which a Loan is to be converted into or continued as a LIBOR Rate Loan pursuant to Section 3.2.

              "Credit Support" has the meaning specified in Section
2.4(a).

              "Debt" means all liabilities, obligations and indebtedness of the Borrower to any Person, of any kind or nature, now or hereafter owing, arising, due or payable, howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise, and including, without in any way limiting the generality of the foregoing: (i) the Borrower's liabilities and obligations to trade creditors; (ii) all Obligations;
(iii) all obligations and liabilities of any Person secured by any Lien on the Borrower's property, even though the Borrower shall not have assumed or become liable for the payment thereof; provided, however, that all such obligations and liabilities which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on a balance sheet of the Borrower prepared in accordance with GAAP; (iv) all obligations or liabilities created or arising under any Capital Lease or conditional sale or other title retention agreement with respect to property used or acquired by the Borrower, even if the rights and remedies of the lessor, seller or lender thereunder are limited to repossession of such property;
provided, however, that all such obligations and liabilities which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on a balance sheet of the Borrower prepared in accordance with GAAP; (v) all accrued ERISA Plan and other pension fund and other employee benefit plan obligations and liabilities; (vi) all obligations and liabilities under Guaranties; (vii) all obligations and liabilities under any swap, cap or other financial arrangement; and (viii) deferred taxes.

              "Debt For Borrowed Money" means Debt for borrowed money or as evidenced by notes, bonds, debentures or similar evidences of any such Debt of such Person, the deferred and unpaid purchase price of any property or business
(other than trade accounts payable incurred in the ordinary course of business and constituting current liabilities) and all obligations under Capital Leases.

              "Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.

              "Defaulting Lender" has the meaning specified in Section
2.2(g)(ii).

              "Default Rate" means a fluctuating per annum interest rate at all times equal to the sum of (a) the otherwise applicable Interest Rate plus (b) two percent (2%). Each Default Rate shall be adjusted simultaneously with any change in the applicable Interest Rate.

              "Deferred Interest Notes" has the meaning specified in the Disclosure Statement.

              "Disclosure Statement" means the First Amended Disclosure
Statement Pursuant to Section 1125 of the Bankruptcy Code for Forstmann's Plan of Reorganization, dated May 14, 1997, as approved by the Bankruptcy Court.

              "Distribution" means, in respect of any corporation: (a) the payment or making of any dividend or other distribution of property in respect of capital stock (or any options or warrants for such stock) of such corporation, other than distributions in capital stock (or any options or warrants for such stock) of the same class; or (b) the redemption, purchase, retirement or other acquisition of, or any defeasance, sinking fund payment or other setting aside of funds in respect of, any capital stock (or any options, warrants or other rights with respect to such stock) of such corporation.

              "Documentary Letter of Credit" means a documentary Letter of Credit issued for the account of the Borrower to provide for the intended means of making payment when due by the Borrower for the purchase of Inventory or Equipment (subject, in the case of Equipment, to the limit specified in Section
9.22) and available for drawing against presentation of, inter alia, negotiable documents of title covering such Inventory.

              "DOL" means the United States Department of Labor or any successor department or agency.

               "Dollar" and "$" means dollars in the lawful currency of the United States of America and, in relation to any amount to be advanced or paid hereunder, funds having same day or immediate value.

              "EDATNW" means the Adjusted Tangible Net Worth as of the Effective
Date after all adjustments required in connection with application of the principles of "fresh start" accounting as set forth in Statement of Position 90-
7 issued by the American Institute of Certified Public Accountants.

              "EBITDA" means, for the Borrower for any period, the sum of:

              (i) the net income (or net loss) of the Borrower (determined in accordance with GAAP) for such period, without giving effect to any GAAP extraordinary gains or losses and without deduction for Reorganization
      Charges; plus (or minus)

              (ii) to the extent that any of the items referred to in any of clauses (A) through (E) below were deducted or added in calculating such net income:

                          (A) interest expense of the Borrower for such period;

                          (B) federal, state or local income tax expense of the Borrower with respect to operations for such period;

                          (C) the amount of all depreciation and amortization and other non-cash charges for such period

                          (D)   LIFO adjustments for such period; and

                          (E) non-cash gains or losses from the sale or disposal
              of property (other than Inventory); plus (or minus)

              (iii) the amount of cash received or expended in such period in respect of any amount which, under clause (C) above, was taken into account in determining EBITDA for such or any prior period.

              "Effective Date" has the meaning given to that term in the Plan of Reorganization. The Effective Date shall occur not later than the Closing Date.

              "Eligible Accounts" means all Accounts of the Borrower which the Agent in the reasonable exercise of its credit judgment determines to be Eligible Accounts. Without limiting the discretion of the Agent to establish other criteria of ineligibility, Eligible Accounts shall not, unless the Agent in its sole discretion elects, include any Account:

              (i) (A) in the case of "dated" Accounts arising in the ordinary course of business consistent with past practices, with respect to which more than 245 days have elapsed since the date of the original invoice therefor or it is more than 30 days past due and (B) in the case of all other
Accounts, with respect to which more than 120 days have elapsed since the date of the original invoice therefor or it is more than 60 days past due;

              (ii) with respect to which any of the representations, warranties, covenants, and agreements contained in Section 6.8 are not or have ceased to be complete and correct or have been breached;

              (iii) with respect to which, in whole or in part, a check, promissory note, draft, trade acceptance or other instrument for the payment of money has been received, presented for payment and returned uncollected for any reason;

              (iv) which represents a progress billing (as hereinafter defined) or as to which the Borrower has extended the time for payment without the consent of the Agent; for the purposes hereof, "progress billing" means any invoice for goods sold or leased or services rendered under a contract or agreement pursuant to which the Account Debtor's obligation to pay such invoice is conditioned upon the Borrower's completion of any further performance under the contract or agreement;

              (v) as to which any one or more of the following events has occurred with respect to the Account Debtor on such Account: death or judicial declaration of incompetency of an Account Debtor who is an individual;
the filing by or against the Account Debtor of a request or petition for liquidation, reorganization, arrangement, adjustment of debts, adjudication as a bankrupt, winding-up, or other relief under the bankruptcy, insolvency, or similar laws of the United States of America, any state or territory thereof, or any foreign jurisdiction, now or hereafter in effect; the making of any general assignment by the Account Debtor for the benefit of creditors; the appointment of a receiver or trustee for the Account Debtor or for any of the assets of the Account Debtor, including, without limitation, the appointment of or taking possession by a "custodian," as defined in the Bankruptcy Code; the institution by or against the Account Debtor of any other type of insolvency proceeding
(under the bankruptcy laws of the United States of America or otherwise) or of any formal or informal proceeding for the dissolution or liquidation of, settlement of claims against, or winding up of affairs of, the Account Debtor;
the sale, assignment, or transfer of all or any material part of the assets of the Account Debtor; the nonpayment generally by the Account Debtor of its debts as they become due; or the cessation of the business of the Account Debtor as a going concern;

              (vi) if fifty percent (50%) or more of the aggregate Dollar amount of outstanding Accounts owed at such time by the Account Debtor thereon which constituted Eligible Accounts at the time they arose are, at any time of determination, classified as ineligible under the other criteria set forth herein or otherwise established by the Agent;

              (vii) owed by an Account Debtor which: (i) does not maintain its chief executive office in the United States; or (ii) is not organized under the laws of the United States or any state thereof; or (iii) is the government of any foreign country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or of any department, agency, public corporation, or other instrumentality thereof; except to the extent that such Account is secured or payable by a letter of credit reasonably satisfactory to the Agent;
              (viii) owed by an Account Debtor which is an Affiliate or employee of the Borrower;

              (ix) except as provided in (xi) below, as to which either the perfection of the Agent's Lien in such Account, or the Agent's right or ability to obtain direct payment to the Agent of the proceeds of such Account, is governed by any federal, state, or local statutory requirements other than those of the UCC;

              (x) which is owed by an Account Debtor to which the Borrower is indebted in any way, or which is subject to any right of setoff or recoupment by the Account Debtor, unless the Account Debtor has entered into an agreement acceptable to the Agent to waive setoff rights; or if the Account
Debtor thereon has disputed liability or made any claim with respect to any other Account due from such Account Debtor; but in each such case only to the extent of such indebtedness, setoff, recoupment, dispute, or claim;

              (xi) which is owed by the government of the United States of America, or any department, agency, public corporation, or other instrumentality thereof, unless the Federal Assignment of Claims Act of 1940, as amended (31 U.S.C. section 3727 et seq.), and any other steps necessary to perfect the Agent's Lien therein, have been complied with to the Agent's reasonable satisfaction with respect to such Account;

              (xii) which is owed by any state, municipality, or other political subdivision of the United States of America, or any department, agency, public corporation, or other instrumentality thereof and (A) as to which the Agent determines that its Lien therein is not or cannot be perfected or (B) to the extent that the amount thereof exceeds $4,000,000;

              (xiii) which represents a sale on a guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis;

              (xiv) which is evidenced by a promissory note or other instrument or by chattel paper;

              (xv) if the Agent believes, in the reasonable exercise of its judgment, that the prospect of collection of such Account is impaired or that the Account may not be paid by reason of the Account Debtor's financial inability to pay;

              (xvi) with respect to which the Account Debtor is located in any state requiring the filing of a Notice of Business Activities Report or similar report in order to permit the Borrower to seek judicial enforcement in such State of payment of such Account, unless such Borrower has qualified to do business in such state or has filed a Notice of Business Activities Report or equivalent report for the then current year; or

              (xvii) which arises out of a sale not made in the ordinary course of the Borrower's business;

              (xviii)     except for Bill and Hold Accounts, as to which the
goods giving rise to such Account have not been shipped and delivered to and accepted by the Account Debtor or the services giving rise to such Account have not been performed by the Borrower, and, if applicable, accepted by the Account
Debtor, or the Account Debtor revokes its acceptance of such goods or services;

              (xix) is owed by an Account Debtor which is obligated to the Borrower respecting Accounts the aggregate unpaid balance of which exceeds fifteen percent (15%) (thirty percent (30%) in the case of Kellwood) of the aggregate unpaid balance of all Accounts owed to the Borrower at such time by all of the Borrower's Account Debtors, but only to the extent of such excess;

              (xx) arises out of an enforceable contract or order which, by its terms, forbids, restricts or makes void or unenforceable the granting of a Lien by the Borrower to the Agent with respect to such Account to the extent that any such provision is enforceable; or

              (xxi) which is not subject to a first priority and perfected security interest in favor of the Agent for the benefit of the Lenders.

      If any Account at any time ceases to be an Eligible Account by reason of any of the foregoing exclusions or any failure to meet any other eligibility criteria established by the Agent in the reasonable exercise of its credit judgment then such Account shall promptly be excluded from the calculation of Eligible Accounts.

              "Eligible Bill and Hold Accounts" means Eligible Accounts consisting of Bill and Hold Accounts.

              "Eligible Letter of Credit Inventory" means inventory which has not yet been received by the Borrower, but which has been or will be consigned for shipment to the Agent and is or will be in transit directly to the Borrower and not to any finisher or other bailee of the Borrower, and will otherwise be Eligible Inventory immediately upon receipt by the Borrower, and with respect to the purchase of which a Documentary Letter of Credit (which may only be drawn against by the presentation of customary certificates of insurance, shipping documents showing that such inventory is in transit to the Borrower (if not already delivered to the Borrower) and documents of title with respect to such inventory) has been issued or caused to be issued by the Agent.

              "Eligible Inventory" means Inventory that constitutes raw materials, work-in-process (to the extent permitted below) and finished goods and that, unless the Agent in its sole discretion elects: (a) is not, in the Agent's reasonable opinion, obsolete, slow moving, or unmerchantable; (b) is located at premises owned by the Borrower or on premises listed in Schedule
1.1(b) otherwise reasonably acceptable to the Agent or in transit from one such location to another; (c) upon which the Agent for the benefit of the Lenders has a first priority perfected security interest; (d) is not spare parts, packaging and shipping materials, supplies, bill-and-hold Inventory, returned or defective
Inventory (other than "second" quality Inventory), or Inventory delivered to the Borrower on consignment or approval; and (e) the Agent, in the reasonable exercise of its credit judgment, deems eligible as the basis for Revolving Loans and Letters of Credit based on such collateral and credit criteria as the Agent may from time to time establish; provided, however, that any and all (x) work-in-process yarn whose aggregate value exceeds $21,000,000 at any time and
(y) work-in-process greige goods whose aggregate value exceeds $19,000,000 at any time shall be excluded from the calculation of Eligible Inventory. If any Inventory at any time ceases to be Eligible Inventory, such Inventory shall promptly be excluded from the calculation of Eligible Inventory.

              "Environmental Compliance Reserve" means any reserves which the Agent, after the Closing Date, establishes from time to time for amounts that are reasonably likely to be expended by the Borrower in order for the Borrower and its operations and property (a) to comply with any notice from a Governmental Authority asserting material non-compliance with Environmental
Laws, or (b) to correct any such material non-compliance identified in a report delivered to the Agent and the Lenders pursuant to Section 9.7, in each case if and to the extent that such non-compliance could have an adverse impact on any of the Collateral or could have a Material Adverse Effect.

              "Environmental Laws" means all federal, state or local laws, statutes, rules, regulations, ordinances and codes, together with all administrative orders, licenses, authorizations and permits of, and agreements with, any Governmental Authority, in each case relating to environmental, health, safety and land use matters.

              "Environmental Lien" means a Lien in favor of any Governmental
Authority for (1) any liability under any Environmental Laws, or (2) damages arising from, or costs incurred by such Governmental Authority in response to, a Release or threatened Release of a Contaminant into the environment.


              "Equipment" means all of the Borrower's now owned and hereafter acquired machinery, equipment, furniture, furnishings, fixtures, and other tangible personal property (except Inventory), including motor vehicles with respect to which a certificate of title has been issued, aircraft, dies, tools, jigs, and office equipment, as well as all of such types of property leased by the Borrower and all of the Borrower's rights and interests with respect thereto under such leases (including, without limitation, options to purchase); together with all present and future additions and accessions thereto, replacements therefor, component and auxiliary parts and supplies used or to be used in connection therewith, and all substitutes for any of the foregoing, and all manuals, drawings, instructions, warranties and rights with respect thereto;
wherever any of the foregoing is located.

              "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and regulations promulgated thereunder.

              "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Borrower within the meaning of
Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

              "ERISA Event" means (a) a Reportable Event with respect to a Pension Plan; (b) a withdrawal by the Borrower or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under Section
4062(e) of ERISA; (c) a complete or partial withdrawal by the Borrower or any ERISA Affiliate under Section 4203 or 4205 of ERISA from a Multi-employer Plan or notification that a Multi-employer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of an ERISA Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multi-employer Plan; (e) an event or condition which might reasonably be expected to constitute grounds, or the taking of any steps by the PBGC concerning the institution of proceedings, for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multi-employer Plan, in each case under Section
4042 (other than 4042(a)(4)) of ERISA; or (f) the imposition of any liability under Title IV of ERISA that would reasonably be expected to have a Material
Adverse Effect, other than PBGC premiums due but not delinquent under Section
4007 of ERISA, upon the Borrower or any ERISA Affiliate.

              "ERISA Plan" means an employee benefit plan (as defined in Section
3(3) of ERISA) which the Borrower sponsors or maintains or to which the Borrower makes, is making, or is obligated to make contributions and includes any Pension
Plan.

              "Event of Default" has the meaning specified in Section
11.1.

              "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, and regulations promulgated thereunder.

              "Excess Cash Flow" means with respect to any Fiscal Year of the Borrower, EBITDA (exclusive of any gain or loss on the disposition of assets) minus the sum of (without duplication) (i)interest expense (excluding in the determination of interest expense the amortization of the Facility Fee, and the Underwriting Fee) and all other fees and expenses incurred by the Borrower in connection with the closing of this transaction as contemplated by this Agreement, in each case during such Fiscal Year, (ii) regularly scheduled payments and voluntary prepayments on the Term Loans or other Debt for Borrowed
Money (other than any repayment of any of the Senior Secured Notes (as defined in the Disclosure Statement) or Deferred Interest Notes from the proceeds of a sale of the Tifton Facility (as defined in the Disclosure Statement)) during such Fiscal Year to the extent made, (iii) Capital Expenditures and MIS
Expenditures made during such Fiscal Year, (iv) the aggregate amount of income taxes paid by the Borrower in cash for such Fiscal Year and (v) Distributions, if any, to the extent specifically permitted hereunder for such Fiscal Year.

              "Facility Fee" has the meaning specified in Section 3.4.

              "Federal Funds Rate" means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York (including any such successor, "H.15(519)") on the preceding Business Day opposite the caption
"Federal Funds (Effective)"; or, if for any relevant day such rate is not so published on any such preceding Business Day, the rate for such day will be the arithmetic mean as determined by the Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York City time) on that day by each of three leading brokers of Federal funds transactions in New
York City selected by the Agent.


              "Federal Reserve Board" means the Board of Governors of the Federal Reserve System or any successor thereto.

              "Fee Agreement" means the letter agreement dated as of the date hereof between the Agent and the Borrower with respect to the payment of certain fees described therein.

              "Final Order" means an order or judgment, the operation or effect of which has not been stayed, and as to which order or judgment (or any revision, modification or amendment thereof), the time to appeal or seek review or rehearing has expired and as to which no appeal or petition for review or rehearing has been taken or is pending.

              "Financial Statements" means, according to the context in which it is used, the financial statements referred to in Section 8.6 or any other financial statements required to be given to the Lenders pursuant to this Agreement.

              "Fiscal Year" means the Borrower's fiscal year for financial accounting purposes. The current Fiscal Year of the Borrower will end on November 2, 1997.

              "Fixed Assets" means Equipment and Real Estate of the Borrower.

              "Fixed Charge Coverage Ratio" means, for the Borrower for any period, the ratio of (i) the difference of (v) EBITDA for such period minus (w)
Capital Expenditures not financed by third parties during such period to (ii) the sum of (x) total cash interest expense during such period plus (y) total debt service during such period plus (2) cash tax expense during such period.

              "Funding Date" means the date on which a Borrowing occurs.

              "GAAP" means generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting
Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances as of the Closing Date.

              "General Intangibles" means all of the Borrower's now owned or hereafter acquired general intangibles, choses in action and causes of action and all other intangible personal property of the Borrower of every kind and nature (other than Accounts), including, without limitation, all contract rights, Proprietary Rights, corporate or other business records, inventions, designs, blueprints, plans, specifications, patents, patent applications, trademarks, service marks, trade names, trade secrets, goodwill, copyrights, computer software, customer lists, registrations, licenses, franchises, tax refund claims, any funds which may become due to the Borrower in connection with the termination of any ERISA Plan or other employee benefit plan or any rights thereto and any other amounts payable to the Borrower from any ERISA Plan or other employee benefit plan, rights and claims against carriers and shippers, rights to indemnification, business interruption insurance and proceeds thereof, property, casualty or any similar type of insurance and any proceeds thereof, proceeds of insurance covering the lives of key employees on which the Borrower is beneficiary, and any letter of credit, guarantee, claim, security interest or other security held by or granted to the Borrower.

              "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

              "Guaranty" means, with respect to any Person, all obligations of such Person which in any manner directly or indirectly guarantee or assure, or in effect guarantee or assure, the payment or performance of any indebtedness, dividend or other obligations of any other Person (the "guaranteed obligations"), or assure or in effect assure the holder of the guaranteed obligations against loss in respect thereof, including, without limitation, any such obligations incurred through an agreement, contingent or otherwise: (a) to purchase the guaranteed obligations or any property constituting security therefor; (b) to advance or supply funds for the purchase or payment of the guaranteed obligations or to maintain a working capital or other balance sheet condition; or (c) to lease property or to purchase any debt or equity securities or other property or services.

              "Indenture Trustee" means State Street Bank and Trust Company, in its capacity as trustee under an Indenture of Trust dated as of the Effective
Date between State Street Bank and Trust Company and the Borrower pursuant to which the Borrower has issued Deferred Interest Notes.

              "Intercompany Accounts" means all assets and liabilities, however arising, which are due to the Borrower from, which are due from the Borrower to, or which otherwise arise from any transaction by the Borrower with, any Affiliate.

              "Interest Coverage Ratio" means, for the Borrower for any period, the ratio of (i) EBITDA for such period to (ii) total cash interest expense during such period.

              "Interest Period" means, as to any LIBOR Rate Loan, the period commencing on the Funding Date of such Loan or on the Conversion/Continuation
Date on which the Loan is converted into or continued as a LIBOR Rate Loan, and ending on the date one, two, or three months thereafter as selected by the Borrower in its Notice of Borrowing or Notice of Conversion/Continuation;
provided that:

              (i) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest
Period shall end on the preceding Business Day;

              (ii) any Interest Period pertaining to a LIBOR Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

              (iii) no Interest Period shall extend beyond the Stated
Termination Date.

              "Interest Rate" means each or any of the interest rates, including the Default Rate, set forth in Section 3.1.

              "Inventory" means all of the Borrower's now owned and hereafter acquired inventory, goods and merchandise, wherever located, to be furnished under any contract of service or held for sale or lease, all returned goods, raw materials, other materials and supplies of any kind, nature or description which are or might be consumed in the Borrower's business or used in connection with the packing, shipping, advertising, selling or finishing of such goods, merchandise and such other personal property, and all documents of title or other documents representing them.

              "IRS" means the Internal Revenue Service and any Governmental
Authority succeeding to any of its principal functions under the Code.

              "Latest Projections" means: (a) on the Closing Date and thereafter until the Agent receives new projections pursuant to Section 7.2(f), the projections of the Borrower's financial condition, results of operations, and cash flow, for the period commencing on November 4, 1996 and ending on November 2, 1997 and delivered to the Agent prior to the Closing Date; and
(b) thereafter, the projections most recently received by the Agent pursuant to
Section 7.2(f).

              "Lender" and "Lenders" have the meanings specified in the introductory paragraph hereof and shall include the Agent to the extent of any Agent Advance outstanding and BABC to the extent of any BABC Loan outstanding;
provided that no such Agent Advance or BABC Loan shall be taken into account in determining any Lender's Pro Rata Share.

              "Letter of Credit" means a letter of credit issued or caused to be issued for the account of the Borrower pursuant to Section 2.4.

              "Letter of Credit Fee" has the meaning specified in Section 3.6.

              "Letter of Credit Subfacility" means that portion of the Maximum
Revolver Amount available for the issuance of Letters of Credit in an aggregate amount outstanding at any time not to exceed $10,000,000.

              "LIBOR Rate" means, for any Interest Period, with respect to LIBOR
Rate Loans comprising part of the same Borrowing, the rate of interest per annum
(rounded upward to the next 1/1000th of 1.0%) determined by the Agent as follows:



                                LIBOR
        LIBOR = --------------------------------------
                 1.00 - Eurodollar Reserve Precentage


      Where,

                    "Eurodollar Reserve Percentage" means for any
              day for any Interest Period the maximum reserve percentage (expressed as a decimal, rounded upward to the next 1/100th of 1%) in effect on such day
              (whether or not applicable to any Lender) under regulations issued from time to time by the Federal
              Reserve Board for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities"); and

                    "LIBOR" means the rate of interest per annum
              (rounded upward to the next 1/16th of 1%) notified to the Agent by Bank of America as the rate of interest at which dollar deposits in the approximate amount of the Loan to be made or continued as, or converted into, a LIBOR Rate Loan and having a maturity comparable to such Interest
              Period would be offered by Bank of America's applicable lending office to major banks in the London eurodollar market at approximately 11:00 a.m. (London time) two Business Days prior to the commencement of such Interest Period.

              "LIBOR Rate Loans" means, collectively, the LIBOR Revolving Loans and the LIBOR Term Loans.

              "LIBOR Revolving Loan" means a Revolving Loan during any period in which it bears interest based on the LIBOR Rate.

              "LIBOR Term Loan" means any portion of a Term Loan during any period in which such portion bears interest based on the LIBOR Rate.

              "Lien" means: (a) any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on the common law, statute, or contract, and including without limitation, a security interest, charge, claim, or lien arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, agreement, security agreement, conditional sale or trust receipt or a lease, consignment or bailment for security purposes; and (b) to the extent not included under clause (a), any reservation, exception, encroachment, easement, right-of-way, covenant, condition, restriction, lease or other title exception or encumbrance affecting property.

              "Loan Account" means any loan account of the Borrower established and maintained by the Agent on its books in connection with the transactions contemplated by this Agreement and the other Loan Documents.

              "Loan Documents" means this Agreement, the Term Loan Notes, the
Patent and Trademark Agreements, the Pledge Agreement, the Mortgages, the Fee
Agreement, the Subordination Agreement, all documents pertaining to any Credit
Support, and any other agreements, instruments, and documents heretofore, now or hereafter evidencing, securing, guaranteeing or otherwise relating to the Obligations, the Collateral, or any other aspect of the transactions contemplated by this Agreement.

              "Loans" means, collectively, all loans, advances and participation in Letters of Credit and Credit Support provided for in Article 2.

              "Majority Lenders" means at any time Lenders whose Pro Rata shares aggregate more than 66 2/3% of the Commitments or, if no Commitments shall then be in effect, Lenders who hold more than 66 2/3% of the aggregate principal amount of the Loans then outstanding.

              "Margin Stock" means "margin stock" as such term is defined in Regulation G, T, U or X of the Federal Reserve Board.

              "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) or prospects of the Borrower or the Collateral; (b) a material impairment of the ability of the Borrower to perform under any Loan Document and to avoid any Event of Default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the Borrower of any Loan Document.

              "Maximum Rate" has the meaning specified in Section 3.3.

              "Maximum Revolver Amount" means, at any time, $85,000,000.

              "MIS Expenditures" means any deferred and capitalized cash expenditures made by the Borrower in connection with the acquisition and development of computer hardware and software for the Borrower's management information systems.

              "Mortgages" means:  (a) each Mortgage, Security Agreement, and
Assignments of Leases and Rents dated the date hereof between the Borrower and the Agent and delivered to the Agent; and (b) all other real property mortgages, leasehold mortgages, assignments of leases, mortgage deeds, deeds of trust, deeds to secure debt, security agreements, and other similar instruments hereafter entered into between the Borrower and the Agent which provide the Agent a lien, for the benefit of the Agent and Lenders, on or other interest in any portion of the Premises or the Real Estate or which relate to any such Lien or interest.

              "Multi-employer Plan" means a "multi-employer plan" as defined in
Section 4001(a)(3) of ERISA which is or was at any time during the current year or the immediately preceding six (6) years contributed to by the Borrower or any ERISA Affiliate.

              "Net Amount of Eligible Accounts" means, at any time, the gross amount of Eligible Accounts less sales, excise or similar taxes, and less returns, discounts, claims, credits and allowances of any nature at any time issued, owing, granted, outstanding or available.

              "Notice of Borrowing" has the meaning specified in Section 2.2(b).

              "Notice of Conversion/Continuation" has the meaning specified in
Section 3.2(b).

              "Obligations" means all present and future loans, advances, liabilities, obligations, covenants, duties, and debts owing by the Borrower to the Agent and/or any Lender, arising under or pursuant to this Agreement or any of the other Loan Documents, whether or not evidenced by any note, or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect (including, without limitation, those acquired by assignment from others, and any participation by the Agent and/or any Lender in the Borrower's debts owing to others), absolute or contingent, due or to become due, primary or secondary, as principal or guarantor, and including, without limitation, all principal, interest, charges, expenses, fees, attorneys' fees, filing fees and any other sums chargeable to the Borrower hereunder or under any of the other Loan Documents. "Obligations" includes, without limitation, (a) all debts, liabilities, and obligations now or hereafter owing from the Borrower to the Agent and/or any Lender under or in connection with the Letters of Credit or Credit Support, (b) all debts, liabilities and obligations now or hereafter owing from the Borrower to the Agent and Lenders arising from or related to ACH
Transactions and (c) all interest and all other amounts referred to above, on the terms provided, accruing after the filing of any proceeding under any bankruptcy, insolvency, reorganization or similar law.

              "Other Taxes" means any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan
Documents.

              "Participant" means any Person who shall have been granted the right by any Lender to participate in the financing provided by such Lender under this Agreement, and who shall have entered into a participation agreement in form and substance satisfactory to such Lender.

              "Patent and Trademark Agreements" means the Patent Security
Agreement and the Trademark Security Agreement, each dated as of the date hereof, executed and delivered by the Borrower to the Agent to evidence and perfect the Agent's security interest in the Borrower's present and future patents, trademarks, and related licenses and rights, for the benefit of the Agent and the Lenders.

              "Payment Account" means each blocked bank account established pursuant to Section 6.9, to which the funds of the Borrower (including, without limitation, proceeds of Accounts and other Collateral) are deposited or credited, and which is maintained in the name of the Borrower on terms reasonably acceptable to the Agent.

              "PBGC" means the Pension Benefit Guaranty Corporation or any
Governmental Authority succeeding to the functions thereof.

              "Pending Revolving Loans" means, at any time, the aggregate principal amount of all Revolving Loans requested in any Notice(s) of Borrowing received by the Agent which have not yet been advanced.

              "Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which the Borrower or any ERISA Affiliate sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a Multi-employer Plan has made contributions at any time during the immediately preceding five (5) plan years.

              "Permitted Liens" means:

              (i)         Liens existing on the Closing Date and described on
Schedule 1.1(c);

               (ii) Liens for taxes, assessments or other charges, the non-payment of which is permitted under Section 9.1.

              (iii) the Agent's Liens;

              (iv) deposits under worker's compensation, unemployment insurance, social security and other similar laws, or to secure the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure indemnity, performance or other similar bonds for the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure statutory obligations (other than Liens arising under ERISA or Environmental Liens) or surety or appeal bonds, or to secure indemnity, performance or other similar bonds in the ordinary course of business;

              (v) Liens securing the claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons created in the ordinary course of business and arising in respect of claims, the non-payment of which is permitted under Section 9.1.

              (vi) reservations, exceptions, encroachments, easements, rights of way, covenants running with the land, and other similar title exceptions or encumbrances affecting any Real Estate; provided that they do not in the aggregate materially detract from the value of the Real Estate or materially interfere with its use in the ordinary conduct of the Borrower's business;

              (vii) judgment and other similar Liens arising in connection with court proceedings to the extent the attachment or enforcement of such Liens would not result in an Event of Default hereunder;

              (viii) any interest or title of a lessor, or secured by a lessor's interest, under any lease permitted by this Agreement;

              (ix)  Liens (including the interest of a lessor under a Capital
Lease) to which any Property is subject at the time of the Borrower's acquisition thereof or within 12 months thereafter, securing Debt for Borrowed
Money permitted under Section 9.13 arising in respect of, or incurred to finance, the purchase or lease of such Property; provided that in each case, (w) such Lien does not extend or cover or include any other Property of the Borrower, (x) the fair market value of the Property subject to such Lien is no less than the principal amount of the Debt for Borrowed Money to be secured by such Lien, (y) such Lien secures only such permitted Debt for Borrowed Money and no other Debt for Borrowed Money of the Borrower and (z) such Lien is promptly released upon the payment in full of such Debt for Borrowed Money;

              (x) to the extent Debt for Borrowed Money secured thereby is permitted to be extended, renewed, replaced or refinanced pursuant to Section
9.13, a future Lien upon any Property which is subject to a Lien described in clause (ix) above, if such future Lien attaches only to the same Property, secures only such permitted extensions, renewals, replacements or refinancings and is of like quality, character and extent.

              "Permitted Rentals" has the meaning specified in Section 9.24.

              "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, Governmental Authority, or any other entity.

              "Plan of Reorganization" means the Borrower's First Amended Plan of Reorganization, dated May 14, 1997, as filed with and confirmed by order of the Bankruptcy Court.

              "Pledge Agreement" means the pledge agreement, dated as of the date hereof, executed and delivered by the Borrower, as pledgor, to the Agent, as pledgee, substantially in the form of Exhibit I, to evidence the Agent's security interest in the Restricted Investments constituting promissory notes or securities and rights related thereto, for the benefit of the Agent and the Lenders.


              "Premises" means the land identified by addresses on Schedule
8.12, together with all buildings, improvements, and fixtures thereon and all tenements, hereditaments, and appurtenances belonging or in any way appertaining thereto, and which constitutes all of the real property in which the Borrower has any interests on the Closing Date.

              "Pro Rata Share" means, with respect to a Lender, a fraction
(expressed as a percentage), the numerator of which is the amount of such Lender's Commitment and the denominator of which is the sum of the amounts of all of the Lenders' Commitments, or if no Commitments are outstanding, a fraction (expressed as a percentage), the numerator of which is the amount of Obligations owed to such Lender and the denominator of which is the aggregate amount of the Obligations owed to the Lenders.

              "Property" means any real or personal property, plant, building, facility, structure, underground storage tank, equipment or unit, or other asset owned, leased or operated by the Borrower, including, without limitation, the Borrower's Equipment, Inventory, and Real Estate.

              "Proprietary Rights" means all of the Borrower's now owned and hereafter arising or acquired: licenses, franchises, permits, patents, patent rights, copyrights, works which are the subject matter of copyrights, trademarks, service marks, trade names, trade styles, patent, trademark and service mark applications, and all licenses and rights related to any of the foregoing, including, without limitation, those patents, trademarks, service marks, trade names and copyrights set forth on Schedule 8.13 hereto, and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations, and continuations-in-part of any of the foregoing, and all rights to sue for past, present and future infringement of any of the foregoing.

              "Real Estate" means all of the present and future interests of the Borrower, as owner, lessee, or otherwise, in the Premises, including, without limitation, any interest arising from an option to purchase or lease the Premises or any portion thereof.

              "Release" means a release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration of a Contaminant into the indoor or outdoor environment or into or out of any Real
Estate or other property, including the movement of Contaminants through or in the air, soil, surface water, groundwater or Real Estate or other property.

              "Rentals" has the meaning specified in Section 9.24.

              "Reorganization Charges" means all expenses properly classified as reorganization items in accordance with GAAP, including, without limitation, all fees, costs and expenses, including, without limitation, legal and other professional fees and expenses, incurred by the Borrower in connection with the Plan of Reorganization and the transactions contemplated thereby.

              "Reportable Event" means, any of the events set forth in Section
4043(b) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

              "Requirement of Law" means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

              "Responsible Officer" means the chief executive officer, president or chief financial officer of the Borrower, or any other officer having substantially the same authority and responsibility; or, with respect to compliance with financial covenants and the preparation of the Borrowing Base
Certificate, the chief financial officer, treasurer or controller of the Borrower, or any other officer having substantially the same authority and responsibility.

              "Restricted Investment" means any acquisition of property by the Borrower in exchange for cash or other property, whether in the form of an acquisition of stock, debt, or other indebtedness or obligation, or the purchase or acquisition of any other property, or a loan, advance, capital contribution, or subscription, except acquisitions of the following: (a) Property to be used in the business of the Borrower so long as the acquisition costs thereof constitute Capital Expenditures or MIS Expenditures permitted hereunder; (b)
Inventory in the ordinary course of business; (c) current assets arising from the sale or lease of goods or the rendition of services in the ordinary course of business of the Borrower; (d) acquisitions of Property in the ordinary course of business consistent with past practices, other than acquisitions of stock, debt or all or any material amount of the assets of another Person; (e)
Restricted Investments consisting of advances to employees of the Borrower for travel expenses, relocation and similar purposes in the ordinary course of business in amounts not to exceed $150,000 to any individual employee at any time outstanding or $750,000 to all employees in the aggregate at any time outstanding; (f) Restricted Investments arising from the conversion of Accounts which are over ninety (90) days past due and in any event are not Eligible
Accounts into (i) securities consisting of promissory notes if the aggregate face value of such Accounts with respect to any Account Debtor at any time held as such securities does not exceed $1 million and the aggregate face value of all such Accounts held as such securities does not exceed $3 million outstanding at any one time and (ii) securities consisting of a combination of promissory notes and capital stock of the Account Debtors if the aggregate face value of such Accounts with respect to any one Account Debtor at any time held as such securities does not exceed $500,000 and the aggregate face value of all such Accounts at any time held as such securities does not exceed $2 million;
provided that in each case the securities into which such Accounts are converted shall be pledged and, upon the Agent's request, delivered to the Agent, for the benefit of the Lenders, in a manner reasonable satisfactory to the Agent; (g)
Restricted Investments, in addition to the Restricted Investments permitted by the other subdivisions of this definition other than as described in subdivision
(f), in an amount not to exceed $3 million in the aggregate and (h) if no Revolving Loans are then outstanding, (i) direct obligations of the United
States of America, or any agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within one year from the date of acquisition thereof; (ii) certificates of deposit maturing within one year from the date of acquisition, bankers' acceptances, Eurodollar bank deposits, or overnight bank deposits, in each case issued by, created by, or with a bank or trust company organized under the laws of the United States or any state thereof having capital and surplus aggregating at least $100,000,000;
and (iii) commercial paper given a rating of "A2" or better by Standard & Poor's
Ratings Group or "P2" or better by Moody's Investors Service, Inc. and maturing not more than 90 days from the date of creation thereof;

              "Revolving Credit Facility" has the meaning specified in Section
2.1.

              "Revolving Credit Commitment" means, with respect to each Lender, the amount set forth beside such Lender's name under the heading "Revolving
Credit Commitment" on the signature pages of this Agreement or in the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder in accordance with the provisions of Section 13.3, as such Revolving Credit
Commitment may be adjusted from time to time in accordance with the provisions of Section 13.3.

              "Revolving Loans" has the meaning specified in Section 2.2 and includes each Agent Advance and BABC Loan.

              "Settlement" and "Settlement Date" have the meanings specified in Section 2.2(j)(i).

              "Solvent" means when used with respect to any Person that at the time of determination:

              (i) the assets of such Person, at a fair valuation, are in excess of the total amount of its debts (including, without limitation, contingent liabilities); and

              (ii) the present fair saleable value of its assets is greater than its probable liability on its existing debts as such debts become absolute and matured; and

              (iii) it is then able and expects to be able to pay its debts
(including, without limitation, contingent debts and other commitments) as they mature; and

              (iv) it has capital sufficient to carry on its business as conducted and as proposed to be conducted.

For purposes of determining whether a Person is Solvent, the amount of any contingent liability shall be computed as the amount that, in light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

              "Standby Letter of Credit" means any Letter of Credit other than a Documentary Letter of Credit.

              "Stated Termination Date" means July 23, 2000.

              "Subordination Agreement" means the subordination agreement dated as of the date hereof between the Agent and the Indenture Trustee, and consented to by the Borrower, substantially in the form of Exhibit H, with respect to the subordination of the Debt evidenced by the Deferred Interest Notes to the Obligations.

              "Subsidiary" of a Person means any corporation, association, partnership, joint venture or other business entity of which more than fifty percent (50%) of the voting stock or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof.

              "Supporting Letter of Credit" has the meaning specified in Section
2.4(j).

              "Taxes" means any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, such taxes
(including income taxes or franchise taxes) as are imposed on or measured by each Lender's net income, or the net income of a lending office of such Lender or the Agent, and all taxes on doing business or taxes measured by or imposed on the overall capital or net worth of any Lender or the Agent, or a lending office of either, in each case imposed by the jurisdiction (or any political subdivision thereof) under the laws of which such Lender or the Agent, as the case may be, is organized or maintains a lending office or by reason of any connection between the jurisdiction imposing such tax and such Lender or its lending office other than a connection arising solely from such Lender having executed, delivered or performed its obligations under, or received payment under or enforced this Agreement or any Loan Document.

              "Term Loan" and "Term Loans" have the meanings specified in
Section 2.3(a).

              "Term Loan Commitment" means, with respect to each Lender, the amount set forth beside such Lender's name under the heading "Term Loan
"Commitment" on the signature pages of this Agreement or in the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder in accordance with the provisions of Section 13.3, as such Term Loan Commitment may be adjusted from time to time in accordance with the provisions of Section 13.3.

              "Term Loan Note" and "Term Loan Notes" have the meanings specified in Section 2.3(c).

              "Termination Date" means the earliest to occur of (i) the Stated
Termination Date, (ii) the date the Total Facility is terminated either by the Borrower pursuant to Article IV or by the Majority Lenders pursuant to Section
11.2, and (iii) the date this Agreement is otherwise terminated in accordance with its terms for any reason whatsoever.

              "Total Facility" has the meaning specified in Section 2.1.

              "UCC" means the Uniform Commercial Code (or any successor statute) of the State of New York or of any other state the laws of which are required by
Section 9-103 thereof to be applied in connection with the issue of perfection of security interests.

              "Underwriting Fee" has the meaning specified in Section 3.4.

              "Unfunded Pension Liability" means the excess of an ERISA Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that ERISA Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

              "Unused Letter of Credit Subfacility" means an amount equal to the Letter of Credit Subfacility minus the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit plus (b) the aggregate unpaid reimbursement obligations with respect to all Letters of Credit.

              "Unused Line Fee" has the meaning specified in Section 3.5.


      1.2 Accounting Terms. Any accounting term used in this Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP, and all financial computations hereunder shall be computed, unless otherwise specifically provided herein, in accordance with GAAP as consistently applied and using the same method for inventory valuation as used in the preparation of the Financial Statements.

      1.3     Interpretive Provisions.    The meanings of defined terms are
equally applicable to the singular and plural forms of the defined terms.

              (b) The words "hereof," "herein," "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement; and Subsection, Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

              (c)   (i)         The term "documents" includes any and all
instruments, documents, agreements, certificates, indentures, notices and other writings, however evidenced.

                    (ii)        The term "including" is not limiting and means
"including without limitation."

                    (iii) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including," the words "to" and "until" each mean "to but excluding" and the word "through" means
"to and including."

                    (d) Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

                    (e) The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.

                    (f) This Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms.

                    (g) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Borrower and the other parties, and are the products of all parties.
Accordingly, they shall not be construed against the Lenders or the Agent merely because of the Agent's or Lenders' involvement in their preparation.


                                    ARTICLE 2

                           LOANS AND LETTERS OF CREDIT
                          ---------------------------

      2.1 Total Facility. Subject to all of the terms and conditions of this Agreement, the Lenders severally agree to make available a total credit facility of up to $116,450,000 (the "Total Facility") for the Borrower's use from time to time during the term of this Agreement. The Total Facility shall be comprised of: (a) a revolving line of credit consisting of revolving loans and letters of credit (the "Revolving Credit Facility") up to the Maximum
Revolver Amount, as described in Sections 2.2 and 2.4; and (b) the Term Loans described in Section 2.3.

      2.2     Revolving Loans.   (a) Amounts.  Subject to the
satisfaction of the conditions precedent set forth in Article 10, each Lender severally agrees, upon the Borrower's request from time to time on any Business Day during the period from the Closing Date to the Termination
Date, to make revolving loans (the "Revolving Loans") to the Borrower and participate (as provided for in Section 2.4(f)) in the reimbursement obligations under the Credit Support and Letters of Credit, in amounts not to exceed at any time (except for BABC with respect to BABC Loans and the Agent with respect to
Agent Advances) the lesser of (i) such Lender's Pro Rata Share of the
Availability and (ii) such Lender's Revolving Credit Commitment minus such
Lender's Pro Rata Share of the Aggregate Revolver Outstandings at such time.  If the Aggregate Revolver Outstandings exceed the Availability (with the
Availability for this purpose calculated as if the Aggregate Revolver
Outstandings were zero), the Lenders may refuse to make or otherwise restrict the making of Revolving Loans as the Lenders determine until such excess has been eliminated, subject to the Agent's authority, in its sole discretion, to make Agent Advances pursuant to the terms of Section 2.2(i).

              (b)   Procedure for Borrowing.   Each Borrowing shall be
made upon the Borrower's irrevocable written notice delivered to the Agent in the form of a notice of borrowing (Notice of Borrowing"), in substantially the form of Exhibit E, together with a Borrowing Base Certificate reflecting sufficient Availability, (which must be received by the Agent prior to 11:00
a.m. (New York City time) (x) three Business Days prior to the requested Funding
Date, in the case of LIBOR Rate Loans and (y) no later than 12:00 noon (New York time) on the requested Funding Date, in the case of Base Rate Loans, specifying:

                    (A)   the amount of the Borrowing;
                    (B)   the requested Funding Date, which shall be a Business
      Day;

                    (C)   whether the Revolving Loans requested are to be Base
      Rate Revolving Loans or LIBOR Revolving Loans; and

                    (D)   the duration of the Interest Period if the requested
      Revolving Loans are to be LIBOR Revolving Loans.  If the Notice of
      Borrowing fails to specify the duration of the Interest Period for any Borrowing comprised of LIBOR Rate Loans, such Interest Period shall be one month;

provided, however, that with respect to any Borrowing to be made on the Closing
Date, such Borrowing will consist of Base Rate Revolving Loans only.

              (ii)        With respect to any request for Base Rate Revolving
Loans, in lieu of delivering the above-described Notice of Borrowing the Borrower may give the Agent telephonic notice of such request by the required time, with such telephonic notice to be confirmed in writing within 24 hours of the giving of such notice but the Agent shall be entitled to rely on the telephonic notice in making such Revolving Loans.

              (c) Reliance upon Authority. On or prior to the Closing Date and thereafter prior to any change with respect to any of the information contained in the following clauses (i) and (ii), the Borrower shall deliver to the Agent a writing setting forth (i) the account of the Borrower to which the Agent is authorized to transfer the proceeds of the Revolving Loans requested pursuant to this Section 2.2, and (ii) the names of the persons authorized to request Revolving Loans on behalf of the Borrower, and shall provide the Agent with a specimen signature of each such person. The Agent shall be entitled to rely conclusively on such person's authority to request
Revolving Loans on behalf of the Borrower, the proceeds of which are to be transferred to any of the accounts specified by the Borrower pursuant to the immediately preceding sentence, until the Agent receives written notice to the contrary. The Agent shall have no duty to verify the identity of any individual representing him or herself as one of the employees authorized by the Borrower to make such requests on its behalf.


              (d) No Liability. The Agent shall not incur any liability to the Borrower as a result of acting upon any notice referred to in Sections 2.2(b) and (c), which notice the Agent believes in good faith to have been given by an officer duly authorized by the Borrower to request Revolving
Loans on its behalf or for otherwise acting in good faith under this Section
2.2, and the crediting of Revolving Loans to the Borrower's deposit account, or transmittal to such Person as the Borrower shall direct, shall conclusively establish the obligation of the Borrower to repay such Revolving Loans as provided herein.

              (c) Notice Irrevocable. Any Notice of Borrowing (or telephonic notice in lieu thereof) made pursuant to Section 2.2(b) shall be irrevocable and the Borrower shall be bound to borrow the funds requested therein in accordance therewith.

              (d) Agent's Election. Promptly after receipt of a Notice of Borrowing (or telephonic notice in lieu thereof) pursuant to Section
2.2(b), the Agent shall elect, in its discretion, (i) to have the terms of
Section 2.2(g) apply to such requested Borrowing, or (ii) to request BABC to make a BABC Loan pursuant to the terms of Section 2.2(h) in the amount of the requested Borrowing; provided, however, that if BABC declines in its sole discretion to make a BABC Loan pursuant to Section 2.2(h), the Agent shall elect to have the terms of Section 2.2(g) apply to such requested Borrowing.

              (g)   Making of Revolving Loans.   In the event that the
Agent shall elect to have the terms of this Section 2.2(g) apply to a requested Borrowing as described in Section 2.2(f), then promptly after receipt of a Notice of Borrowing or telephonic notice pursuant to Section
2.2(b), the Agent shall notify the Lenders by telecopy, telephone or other similar form of transmission, of the requested Borrowing.  Each Lender shall make the amount of such Lender's Pro Rata Share of the requested Borrowing available to the Agent in same day funds, to such account of the Agent as the
Agent may designate, not later than 1:00 p.m. (New York time) on the Funding
Date applicable thereto.  After the Agent's receipt of the proceeds of such
Revolving Loans, upon satisfaction of the applicable conditions precedent set forth in Article 10, the Agent shall make the proceeds of such Revolving Loans available to the Borrower on the applicable Funding Date by transferring same day funds equal to the proceeds of such Revolving Loans received by the Agent to the account of the Borrower, designated in writing by the Borrower and acceptable to the Agent; provided, however, that the amount of Revolving Loans so made on any date shall in no event exceed the Availability of the Borrower on such date.

              (ii) Unless the Agent receives notice from a Lender on or prior to the Closing Date or, with respect to any Borrowing after the Closing
Date, at least one Business Day prior to the date of such Borrowing, that such Lender will not make available as and when required hereunder to the Agent for the account of the Borrower the amount of that Lender's Pro Rata Share of the Borrowing, the Agent may assume that each Lender has made such amount available to the Agent in immediately available funds on the Funding Date and the Agent may (but shall not be so required), in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent any Lender shall not have made its full amount available to the Agent in immediately available funds and the Agent in such circumstances has made available to the Borrower such amount, that Lender shall on the Business Day following such Funding Date make such amount available to the Agent, together with interest at the Federal Funds Rate for each day during such period. A notice of the Agent submitted to any Lender with respect to amounts owing under this subsection shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Agent shall constitute such Lender's Loan on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to the Agent on the Business Day following the Funding Date, the Agent will notify the Borrower of such failure to fund and, upon demand by the Agent, the Borrower shall pay such amount to the Agent for the Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the Interest Rate applicable at the time to the Loans comprising such Borrowing. The failure of any Lender to make any Loan on any Funding Date (any such Lender, prior to the cure of such failure, being hereinafter referred to as a "Defaulting Lender") shall not relieve any other Lender of any obligation hereunder to make a Loan on such Funding Date, but no Lender shall be responsible for the failure of any other
Lender to make the Loan to be made by such other Lender on any Funding Date.

              (iii) The Agent shall not be obligated to transfer to a Defaulting
Lender any payments made by Borrower to the Agent for the Defaulting Lender's benefit, nor shall a Defaulting Lender be entitled to the sharing of any payments hereunder. Amounts payable to a Defaulting Lender shall instead be paid to or retained by the Agent. The Agent may hold and, in its discretion, re-lend to Borrower the amount of all such payments received or retained by it for the account of such Defaulting Lender. Any amounts so re-lent to the Borrower shall bear interest at the rate applicable to Base Rate Revolving Loans and for all other purposes of this Agreement shall be treated as if they were Revolving Loans, provided, however, that for purposes of voting or consenting to matters with respect to the Loan Documents and determining Pro Rata Shares, such Defaulting Lender shall be deemed not to be a "Lender" and such Lender's
Commitment shall be deemed to be zero (-0-). Until a Defaulting Lender cures its failure to fund its Pro Rata Share of any Borrowing (1) such Defaulting
Lender shall not be entitled to any portion of the Unused Line Fee and (2) the Unused Line Fee shall accrue in favor of the Lenders which have funded their respective Pro Rata Shares of such requested Borrowing, shall be allocated among such performing Lenders ratably based upon their relative Commitments, and shall be calculated based upon the average amount by which the aggregate Commitments of such performing Lenders exceeds the sum of outstanding Revolving Loans and the undrawn face amount of all outstanding Letters of Credit. This section shall remain effective with respect to such Lender until such time as the Defaulting Lender shall no longer be in default of any of its obligations under this Agreement. The terms of this Section shall not be construed to increase or otherwise affect the Commitment of any Lender, or relieve or excuse the performance by Borrower of its duties and obligations hereunder.

              (h)   Making of BABC Loans.   In the event the Agent shall elect,
with the consent of BABC, to have the terms of this Section 2.2(h) apply to a requested Borrowing as described in Section 2.2(f), BABC shall make a Revolving
Loan in the amount of such Borrowing (any such Revolving Loan made solely by
BABC pursuant to this Section 2.2(h) being referred to as a "BABC Loan" and such
Revolving Loans being referred to collectively as "BABC Loans") available to the
Borrower on the Funding Date applicable thereto by transferring same day funds to an account of the Borrower, designated in writing by the Borrower and acceptable to the Agent.  Each BABC Loan is a Revolving Loan hereunder and shall be subject to all the terms and conditions applicable to other Revolving Loans except that all payments thereon shall be payable to BABC solely for its own account (and for the account of the holder of any participation interest with respect to such Revolving Loan).  The Agent shall not request BABC to make any
BABC Loan if (i) the Agent shall have received written notice from any Lender, or otherwise has actual knowledge, that one or more of the applicable conditions precedent set forth in Article 10 will not be satisfied on the requested Funding
Date for the applicable Borrowing, or (ii) the requested Borrowing would exceed the Availability on such Funding Date.  BABC shall not otherwise be required to determine whether the applicable conditions precedent set forth in Article 10 have been satisfied or the requested Borrowing would exceed the Availability on the Funding Date applicable thereto prior to making, in its sole discretion, any
BABC Loan.

              (ii) The BABC Loans shall be repayable on demand and secured by the Collateral, shall constitute Revolving Loans and Obligations hereunder, and shall bear interest at the rate applicable to the Revolving Loans from time to time.

              (i)   Agent Advances.   Subject to the limitations set
forth in the provisos contained in this Section 2.2(i), the Agent is hereby authorized by the Borrower and the Lenders, from time to time in the
Agent's sole discretion, (1) after the occurrence of a Default or an Event of
Default, or (2) at any time that any of the other applicable conditions precedent set forth in Article 10 have not been satisfied, to make Revolving
Loans to the Borrower on behalf of the Lenders which the Agent, in its reasonable business judgment, deems necessary or desirable (A) to preserve or protect the Collateral, or any portion thereof, (B) to enhance the likelihood of, or maximize the amount of, repayment of the Loans and other Obligations, or
(C) to pay any other amount chargeable to the Borrower pursuant to the terms of this Agreement, including, without limitation, costs, fees and expenses as described in Section 15.7 (any of the advances described in this Section 2.2(i)
being hereinafter referred to as "Agent Advances"); provided, that the Majority Lenders may at any time revoke the Agent's authorization contained in this Section 2.2(i) to make Agent Advances, any such revocation to be in writing and to become effective prospectively upon the Agent's receipt thereof;

              (ii) The Agent Advances shall be repayable on demand and secured by the Collateral, shall constitute Revolving Loans and Obligations hereunder, and shall bear interest at the rate applicable to the Revolving Loans from time to time. The Agent shall notify each Lender in writing of each such Agent Advance.

              (j) Settlement. It is agreed that each Lender's funded portion of the Revolving Loan is intended by the Lenders to be equal at all times to such Lender's Pro Rata Share of the outstanding Revolving Loans.
Notwithstanding such agreement, the Agent, BABC, and the other Lenders agree
(which agreement shall not be for the benefit of or enforceable by the Borrower) that in order to facilitate the administration of this Agreement and the other
Loan Documents, settlement among them as to the Revolving Loans, the BABC Loans and the Agent Advances shall take place on a periodic basis in accordance with the following provisions:

              (i) The Agent shall request settlement ("Settlement") with the Lenders on a weekly basis, or on a more frequent basis if so determined by the Agent, (1) on behalf of BABC, with respect to each outstanding BABC Loan,
(2) for itself, with respect to each Agent Advance, and (3) with respect to collections received, in each case, by notifying the Lenders by telecopy, telephone or other similar form of transmission, of such requested Settlement, no later than 11:00 a.m. (New York time) on the date of such requested
Settlement (the "Settlement Date"). Each Lender (other than BABC, in the case of
BABC Loans) shall make the amount of such Lender's Pro Rata Share of the outstanding principal amount of the BABC Loans and Agent Advances with respect to which Settlement is requested available to the Agent, for itself or for the account of BABC, in same day funds, to such account of the Agent as the Agent may designate, not later than 1:00 p.m. (New York time), on the Settlement Date applicable thereto, regardless of whether the applicable conditions precedent set forth in Article 10 have then been satisfied. Such amounts made available to the Agent shall be applied against the amounts of the applicable BABC Loan or Agent Advance and, together with the portion of such BABC Loan or Agent Advance representing BABC's Pro Rata Share thereof, shall constitute Revolving Loans of such Lenders. If any such amount is not made available to the Agent by any Lender on the Settlement Date applicable thereto, the Agent shall be entitled to recover such amount on demand from such Lender together with interest thereon at the Federal Funds Rate for the first three (3) days from and after the Settlement Date and thereafter at the Interest Rate then applicable to the Revolving Loans.

              (ii)        Notwithstanding the foregoing, not more than one (1)
Business Day after demand is made by the Agent (whether before or after the occurrence of a Default or an Event of Default and regardless of whether the Agent has requested a Settlement with respect to a BABC Loan or Agent Advance), each other Lender shall irrevocably and unconditionally purchase and receive from BABC or the Agent, as applicable, without recourse or warranty, an undivided interest and participation in such BABC Loan or Agent Advance to the extent of such Lender's Pro Rata Share thereof by paying to the Agent, in same day funds, an amount equal to such Lender's Pro Rata Share of such BABC Loan or Agent Advance. If such amount is not in fact made available to the Agent by any Lender, the Agent shall be entitled to recover such amount on demand from such Lender together with interest thereon at the Federal Funds Rate for the first three (3) days from and after such demand and thereafter at the Interest Rate then applicable to the Revolving Loans.

              (iii) From and after the date, if any, on which any Lender purchases an undivided interest and participation in any BABC Loan or Agent
Advance pursuant to subsection (ii) above, the Agent shall promptly distribute to such Lender at such address as such Lender may request in writing, such Lender's Pro Rata Share of all payments of principal and interest and all proceeds of Collateral received by the Agent in respect of such BABC Loan or Agent Advance.

              (iv) Between Settlement Dates, the Agent, to the extent no Agent Advances or BABC Loans are outstanding, may pay over to BABC any payments received by the Agent, which in accordance with the terms of this Agreement would be applied to the reduction of the Revolving Loans, for application to BABC's other outstanding Revolving Loans. If, as of any Settlement Date, collections received since the then immediately preceding Settlement Date have been applied to BABC's other outstanding Revolving Loans other than to BABC
Loans or Agent Advances, as provided for in the previous sentence, BABC shall pay to the Agent for the accounts of the Lenders, to be applied to the outstanding Revolving Loans of such Lenders, an amount such that each Lender shall, upon receipt of such amount, have, as of such Settlement Date, its Pro
Rata Share of the Revolving Loans.  During the period between Settlement Dates,
BABC with respect to BABC Loans, the Agent with respect to Agent Advances, and each Lender with respect to the Revolving Loans other than BABC Loans and Agent
Advances, shall be entitled to interest at the applicable rate or rates payable under this Agreement on the actual average daily amount of funds employed by BABC, the Agent and the other Lenders.

              (k) Notation. The Agent shall record on its books the principal amount of the Revolving Loans owing to each Lender, including the BABC Loans owing to BABC, and the Agent Advances owing to the Agent, from time to time. In addition, each Lender is authorized, at such Lender's option, to note the date and amount of each payment or prepayment of principal of such Lender's Revolving Loans in its books and records, including computer records, such books and records constituting rebuttably presumptive evidence, absent manifest error, of the accuracy of the information contained therein.

              (l) Lenders' Failure to Perform. All Loans (other than BABC Loans and Agent Advances) shall be made by the Lenders simultaneously and in accordance with their Pro Rata Shares. It is understood that (a) no Lender shall be responsible for any failure by any other Lender to perform its obligation to make any Loans hereunder, nor shall any Commitment of any Lender be increased or decreased as a result of any failure by any other Lender to perform its obligation to make any Loans hereunder, (b) no failure by any Lender to perform its obligation to make any Loans hereunder shall excuse any other
Lender from its obligation to make any Loans hereunder, and (c) the obligations of each Lender hereunder shall be several, not joint and several.

      2.3     Term Loans.


              (a) Amounts of Term Loans. Each Lender severally agrees to make a term loan (any such term loan being referred to as a "Term
Loan" and such term loans being referred to collectively as satisfaction of the conditions precedent set forth in Article 10, in an amount equal to such Lender's Term Loan Commitment. The Term Loans shall initially be Base Rate Term
Loans.

              (b) Making of Term Loans. Each Lender shall make the amount of such Lender's Term Loan available to the Agent in same day funds, to such account of the Agent as the Agent may designate, not later than 11:00 a.m.
(New York time) on the Closing Date. After the Agent's receipt of the proceeds of such Term Loans, upon satisfaction of the conditions precedent set forth in
Article 10, the Agent shall make the proceeds of such Term Loans available to the Borrower on the Closing Date by transferring same day funds equal to the proceeds of such Term Loans received by the Agent to an account of the Borrower designated in writing by the Borrower or as the Borrower shall otherwise instruct in writing.

              (c) Term Loan Notes. The Borrower shall execute and deliver to the Agent on behalf of each Lender, on the Closing Date, a promissory note, substantially in the form of Exhibit A attached hereto and made a part hereof (such promissory notes, together with any new notes issued pursuant to Section 13.3(d) upon the assignment of any portion of any Lender's Term Loan, being hereinafter referred to collectively as the "Term Loan Notes" and each of such promissory notes being hereinafter referred to individually as a "Term Loan Note"), to evidence such Lender's Term Loan, in an original principal amount equal to the amount of such Lender's Term Loan Commitment and with other appropriate insertions. The Term Loan Notes delivered to the Agent on behalf of each Lender shall be dated the Closing Date and stated to mature in thirty-six
(36) monthly installments. Each of the first thirty-five (35) installments of principal shall be in an amount equal to such Lender's Pro Rata Share of $374,405 and shall be payable on the last day of each month, commencing on the last day of the month following the month in which the Closing Date occurs and ending on the last day of the 35th month following the month in which the Closing Date occurs, and the final installment of principal shall be in an amount equal to the then remaining principal balance of such Lender's Term
Loans, and shall be payable on the Termination Date. Each such installment shall be payable to the Agent for the account of the applicable Lender.

              (d) Notation and Endorsement. The Agent shall record on its books the principal amount of the Term Loans owing to each Lender from time to time. In addition, each Lender is authorized, at such Lender's option, to note the date and amount of each payment or prepayment of principal of such Lender's
Term Loans in its books and records, such books and records constituting rebuttably presumptive evidence, absent manifest error, of the accuracy of the information contained therein. Prior to the transfer of a Term Loan Note, the applicable Lender shall endorse on the reverse side thereof the outstanding principal balance of the Term Loan evidenced thereby. Failure by such Lender to make such notation or endorsement shall not affect the obligations of the Borrower under such Term Loan Note or any of the other Loan Documents.

      2.4     Letters of Credit.

              (a) Agreement to Cause Issuance. Subject to the terms and conditions of this Agreement, and in reliance upon the representations and warranties of the Borrower herein set forth, the Agent agrees to take reasonable steps to cause to be issued Letters of Credit for the account of the Borrower and to provide credit support or other enhancement to banks acceptable to Agent, which issue Letters of Credit for the account of the Borrower (any such credit support or enhancement being herein referred to as a "Credit Support") in accordance with this Section 2.4 from time to time during the term of this Agreement.

              (b) Amounts; Outside Expiration Date. The Agent shall not have any obligation to take steps to cause to be issued any Letter of Credit or to provide Credit Support for any Letter of Credit at any time if: (1) the maximum undrawn amount of the requested Letter of Credit is greater than the Unused Letter of Credit Subfacility at such time; (2) the maximum undrawn amount of the requested Letter of Credit and all commissions, fees, and charges due from the Borrower in connection with the opening thereof exceed the Availability of the Borrower at such time; (3) such Letter of Credit has an expiration date later than the earlier to occur of (i) the Stated Termination Date and (ii) (x) the date which is one year from the date of issuance thereof, in the case of Standby Letters of Credit (y) the date which is 180 days from the date of issuance thereof, in the case of Documentary Letters of Credit.

              (c) Other Conditions. In addition to being subject to the satisfaction of the applicable conditions precedent contained in Article 10, the obligation of the Agent to take reasonable steps to cause to be issued any Letter of Credit or to provide Credit Support for any Letter of Credit is subject to the following conditions precedent having been satisfied in a manner satisfactory to the Agent:

              (i) The Borrower shall have delivered to the proposed issuer of such Letter of Credit, at such times and in such manner as such proposed issuer may prescribe, an application in form and substance satisfactory to such proposed issuer and the Agent for the issuance of the Letter of Credit and such other documents as may be required pursuant to the terms thereof, and the form and terms of the proposed Letter of Credit shall be satisfactory to the Agent and such proposed issuer; and

              (ii) As of the date of issuance, no order of any court, arbitrator or Governmental Authority shall purport by its terms to enjoin or restrain money center banks generally from issuing letters of credit of the type and in the amount of the proposed Letter of Credit, and no law, rule or regulation applicable to money center banks generally and no request or directive (whether or not having the force of law) from any Governmental
Authority with jurisdiction over money center banks generally shall prohibit, or request that the proposed issuer of such Letter of Credit refrain from, the issuance of letters of credit generally or the issuance of such Letters of Credit.

              (d)   Issuance of Letters of Credit.

              (i) Request for Issuance. The Borrower shall give the Agent two (2) Business Days' prior written notice of the Borrower's request for the issuance of a Letter of Credit. Such notice shall be irrevocable and shall specify the original face amount of the Letter of Credit requested, the effective date (which date shall be a Business Day) of issuance of such requested Letter of Credit, whether such Letter of Credit may be drawn in a single or in partial draws, the date on which such requested Letter of Credit is to expire (which date shall be a Business Day), the purpose for which such Letter of Credit is to be issued, and the beneficiary of the requested
Letter of Credit. The Borrower shall attach to such notice the proposed form of the Letter of Credit.

              (ii)        Responsibilities of the Agent; Issuance.  The
Agent shall determine, as of the Business Day immediately preceding the requested effective date of issuance of the Letter of Credit set forth in the notice from the Borrower pursuant to Section 2.4(d)(i), (i) the amount of the applicable Unused Letter of Credit Subfacility and (ii) the Availability of the Borrower as of such date. If (i) the undrawn amount of the requested Letter of Credit is not greater than the applicable Unused Letter of Credit Subfacility and (ii) the issuance of such requested Letter of Credit and all commissions, fees, and charges due from the Borrower in connection with the opening thereof would not exceed the Availability of the Borrower, the Agent shall take reasonable steps to cause such issuer to issue the requested Letter of Credit on such requested effective date of issuance.

              (iii) Notice of Issuance.  On each Settlement
Date the Agent shall give notice to each Lender of the issuance of all Letters of Credit issued since the last Settlement Date.

              (iv) No Extensions or Amendment. The Agent shall not be obligated to cause any Letter of Credit to be extended or amended unless the requirements of this Section 2.4(d) are met as though a new Letter of Credit were being requested and issued. With respect to any Letter of Credit which contains any "evergreen" or automatic renewal provision, each Lender shall be deemed to have consented to any such extension or renewal unless any such Lender shall have provided to the Agent, not less than 30 days prior to the last date on which the applicable issuer can in accordance with the terms of the applicable Letter of Credit decline to extend or renew such Letter of Credit, written notice that it declines to consent to any such extension or renewal, provided, that if all of the requirements of this Section 2.4 are met and no Default or Event of Default exists, no Lender shall decline to consent to any such extension or renewal.

              (e)   Payments Pursuant to Letters of Credit.

              (i)         Payment of Letter of Credit Obligations.  The
Borrower agrees to reimburse the issuer for any draw under any Letter of Credit and the Agent for the account of the Lenders upon any payment pursuant to any Credit Support immediately upon demand, and to pay the issuer of the Letter of Credit the amount of all other obligations and other amounts payable to such issuer under or in connection with any Letter of Credit immediately when due, irrespective of any claim, setoff, defense or other right which the Borrower may have at any time against such issuer or any other Person.

              (ii)        Revolving Loans to Satisfy Reimbursement
Obligations. In the event that the issuer of any Letter of Credit honors a draw under such Letter of Credit or the Agent shall have made any payment pursuant to any Credit Support and the Borrower shall not have repaid such amount to the issuer of such Letter of Credit or the Agent, as applicable, pursuant to Section 2.4(e)(i), the Agent shall, upon receiving notice of such failure, notify each Lender of such failure, and each Lender shall unconditionally pay to the Agent, for the account of such issuer or the Agent, as applicable, as and when provided hereinbelow, an amount equal to such Lender's Pro Rata Share of the amount of such payment in Dollars and in same day funds. If the Agent so notifies the Lenders prior to 2:00 p.m. (New York time) on any Business Day, each Lender shall make available to the Agent the amount of such payment, as provided in the immediately preceding sentence, on such Business Day. Such amounts paid by the Lenders to the Agent shall constitute
Revolving Loans which shall be deemed to have been requested by the Borrower pursuant to Section 2.2 as set forth in Section 4.7.

              (f)   Participation.

              (i) Purchase of Participation. Immediately upon issuance of any Letter of Credit in accordance with Section 2.4(d), each Lender shall be deemed to have irrevocably and unconditionally purchased and received without recourse or warranty, an undivided interest and participation in the Letter of Credit or the Credit Support provided through the Agent to such issuer in connection with the issuance of such Letter of Credit, equal to such Lender's Pro Rata Share of the face amount of such Letter of Credit or the amount of such Credit Support (including, without limitation, all obligations of the Borrower with respect thereto, and any security therefor or guaranty pertaining thereto).


              (ii)        Sharing of Reimbursement Obligation Payments.
Whenever the Agent receives a payment from the Borrower on account of reimbursement obligations in respect of a Letter of Credit or Credit Support as to which the Agent has previously received for the account of the issuer thereof payment from a Lender pursuant to Section 2.4(e)(ii) the Agent shall promptly pay to such Lender such Lender's Pro Rata Share of such payment from the Borrower in Dollars. Each such payment shall be made by the Agent on the Business Day on which the Agent receives immediately available funds paid to such Person pursuant to the immediately preceding sentence, if received prior to 1:00 p.m. (New York time) on such Business Day and otherwise on the next succeeding Business Day.


              (iii) Obligations Irrevocable. The obligations of each Lender to make payments to the Agent with respect to any Letter of Credit or with respect to any Credit Support provided through the Agent with respect to a Letter of Credit, and the obligations of the Borrower to make payments to the Agent, for the account of the Lenders, shall be irrevocable, not subject to any qualification or exception whatsoever , including, without limitation, any of the following circumstances:

                    (A) any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

                    (B) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against a beneficiary named in a Letter of Credit or any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), any Lender, the Agent, the issuer of such Letter of Credit, or any other Person, whether in connection with this Agreement, any Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between the Borrower or any other Person and the beneficiary named in any Letter of Credit);

                    (C) any draft, certificate or any other document presented under the Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

                    (D) the surrender or impairment of any security for the performance or observance of any of the terms of any of the Loan
      Documents; or

                    (E)   the occurrence of any Default or Event of Default.

              (g) Recovery or Avoidance of Payments. In the event any payment by or on behalf of the Borrower received by the Agent with respect to any Letter of Credit or Credit Support provided for any Letter of Credit (or any guaranty by the Borrower or reimbursement obligation of the Borrower relating thereto) and distributed by the Agent to the Lenders on account of their respective participation therein is thereafter set aside, avoided or recovered from the Agent in connection with any receivership, liquidation or bankruptcy proceeding, the Lenders shall, upon demand by the Agent, pay to the Agent their respective Pro Rata Shares of such amount set aside, avoided or recovered, together with interest at the rate required to be paid by the Agent upon the amount required to be repaid by it.

              (h)  Compensation for Letters of Credit.

              (i) Letter of Credit Fee. The Borrower agrees to pay to the Agent with respect to each Letter of Credit, for the account of the Lenders, the Letter of Credit Fee specified in, and in accordance with the terms of, Section 3.6.

              (ii) Issuer Fees and Charges. The Borrower shall pay to the issuer of any Letter of Credit, or to the Agent, for the account of the issuer of any such Letter of Credit, solely for such issuer's account, such fees and other charges as are charged by such issuer for letters of credit issued by it, including, without limitation, its standard fees for issuing, administering, amending, renewing, paying and canceling letters of credit and all other fees associated with issuing or servicing letters of credit, as and when assessed, and all out-of-pocket expenses related to any such Letter of Credit.

              (i)   Assumption of Risk; Exoneration; Power of
Attorney.

              (i) Assumption of Risk by the Borrower. As among the Borrower, the Lenders, and the Agent, the Borrower assumes all risks of the acts and omissions of, or misuse of any of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, the Lenders and the Agent shall not be responsible for: (A) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any Person in connection with the application for and issuance of and presentation of drafts with respect to any of the Letters of Credit, even if it should prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (B) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (C) the failure of the beneficiary of any Letter of Credit to comply duly with conditions required in order to draw upon such Letter of Credit; (D) errors, omissions, interruptions, or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (E) errors in interpretation of technical terms; (F) any loss or delay in the transmission or otherwise of any document required in order make a drawing under any Letter of Credit or of the proceeds thereof; (G) the misapplication by the beneficiary of any Letter of Credit of the proceeds of any drawing under such Letter of Credit; or (H) any consequences arising from causes beyond the control of the Lenders or the Agent, including, without limitation, any act or omission, whether rightful or wrongful, of any present or future de jure or de facto Governmental Authority. None of the foregoing shall affect, impair or prevent the vesting of any rights or powers of the Agent or any Lender under this Section 2.4(i).

              (ii) Exoneration. In furtherance and extension, and not in limitation, of the specific provisions set forth above, any action taken or omitted by the Agent or any Lender under or in connection with any of the Letters of Credit or any related certificates, if taken or omitted in good faith and in the absence of gross negligence or willful misconduct, shall not put the Agent or any Lender under any resulting liability to the Borrower or relieve the Borrower of any of its obligations hereunder to any such Person.

              (iii) Power of Attorney. In connection with all Inventory financed by Letters of Credit, the Borrower hereby appoints the Agent, or the Agent's designee, as its attorney, with full power and authority: (a) to sign and/or endorse the Borrower's name upon any warehouse or other receipts;
(b) to sign the Borrower's name on bills of lading and other negotiable and non-negotiable documents; (c) to clear Inventory through customs in the Agent's or the Borrower's name, and to sign and deliver to customs officials powers of attorney in the Borrower's name for such purpose; (d) to complete in the Borrower's or the Agent's name, any order, sale, or transaction, obtain the necessary documents in connection therewith, and collect the proceeds thereof;
and (e) to do such other acts and things as are necessary in order to enable the Agent to obtain possession of the Inventory and to obtain payment of the Obligations. Neither the Agent nor its designee, as the Borrower's attorney, will be liable for any acts or omissions, nor for any error of judgement or mistakes of fact or law. This power, being coupled with an interest, is irrevocable until all Obligations have been paid and satisfied.

              (iv)        Account Party.  The Borrower hereby
authorizes and directs any issuer of a Letter of Credit to name the Borrower as the "Account Party" therein and to deliver to the Agent all instruments, documents and other writings and property received by the issuer pursuant to the Letter of Credit, and to accept and rely upon the Agent's instructions and agreements with respect to all matters arising in connection with the Letter of Credit or the application therefor.

              (v) Control of Inventory. In connection with all Inventory financed by Letters of Credit, the Borrower will, at the Agent's request, instruct all suppliers, carriers, forwarders, warehouses or others receiving or holding cash, checks, Inventory, documents or instruments in which the Agent holds a security interest to deliver them to the Agent and/or subject to the Agent's order, and if they shall come into the Borrower's possession, to deliver them, upon request, to the Agent in their original form. The Borrower shall also, at the Agent's request, designate the Agent as the consignee on all bills of lading and other negotiable and non-negotiable documents.

              (j) Supporting Letter of Credit. If, notwithstanding the provisions of Section 2.4(b) and Section 12.1 any Letter of Credit is outstanding upon the termination of this Agreement, then upon such termination the Borrower shall deposit with the Agent, for the ratable benefit of the Agent and the Lenders, with respect to each Letter of Credit then outstanding, a standby letter of credit (a "Supporting Letter of Credit") in form and substance satisfactory to the Agent, issued by an issuer satisfactory to the Agent in an amount equal to the greatest amount for which such Letter of Credit may be drawn plus any fees and expenses associated with such Letter of Credit, under which Supporting Letter of Credit the Agent is entitled to draw amounts necessary to reimburse the Agent and the Lenders for payments made by the Agent and the Lenders under such Letter of Credit or under any credit support or enhancement provided through the Agent with respect thereto and any fees and expenses associated with such Letter of Credit. Such Supporting Letter of Credit shall be held by the Agent, for the ratable benefit of the Agent and the Lenders, as security for, and to provide for the payment of, the aggregate undrawn amount of such Letters of Credit remaining outstanding.

      2.5     Automated Clearing House Transfers and Overdrafts.  The
Borrower may request and the Agent may, in its sole and absolute discretion, arrange for the Borrower to obtain from Bank of America ACH Transactions. The
Borrower acknowledges and agrees that the obtaining of ACH Transactions from Bank of America (a) is in the sole and absolute discretion of Bank of America,
(b) is subject to all rules and regulations of the Bank, and (c) is due to Bank of America relying on the indemnity of the Agent and the Lenders to Bank of America with respect to all risks of loss associated with the ACH Transactions.


                                    ARTICLE 3

                                INTEREST AND FEES
                                -----------------




      3.1     Interest.

              (a) Interest Rates. All outstanding Obligations shall bear interest on the unpaid principal amount thereof (including, to the extent permitted by law, on interest thereon not paid when due) from the date made until paid in full in cash at a rate determined by reference to the Base Rate or the LIBOR Rate and Sections 3.1(a)(i), 3.1(a)(ii), 3.1(a)(iii), and 3.1(a)(iv) as applicable, but not to exceed the Maximum Rate described in Section 3.3.

Subject to the provisions of Section 3.2, any of the Loans may be converted into, or continued as, Base Rate Loans or LIBOR Rate Loans in the manner provided in Section 3.2. If at any time Loans are outstanding with respect to which notice has not been delivered to the Agent in accordance with the terms of this Agreement specifying the basis for determining the interest rate applicable thereto, then those Loans shall be Base Rate Loans and shall bear interest at a rate determined by reference to the Base Rate until notice to the contrary has been given to the Agent in accordance with this Agreement and such notice has become effective. Except as otherwise provided herein, the outstanding Obligations shall bear interest as follows:

              (i) For all Base Rate Term Loans at a fluctuating per annum rate equal to the Base Rate plus the Applicable Margin;

              (ii)        For all Base Rate Revolving Loans and other
Obligations (other than Base Rate Term Loans and LIBOR Rate Loans) at a fluctuating per annum rate equal to the Base Rate plus the Applicable Margin;

              (iii) For all LIBOR Term Loans at a per annum rate equal to the LIBOR Rate plus the Applicable Margin; and

              (iv) For all LIBOR Revolving Loans at a per annum rate equal to the LIBOR Rate plus the Applicable Margin.

Each change in the Base Rate shall be reflected in the interest rate described in clauses (i) and (ii) above as of the effective date of such change. All interest charges shall be computed on the basis of a year of 360 days and actual days elapsed. Interest accrued on all Loans will be payable in arrears on the first day of each month hereafter.

              (b)   Default Rate.  If any Default or Event of
Default occurs and is continuing, then, while any such Default or Event of Default is outstanding, all of the Obligations shall bear interest at the Default Rate applicable thereto.

      3.2 Conversion and Continuation Elections. (a) The Borrower may, upon irrevocable written notice to the Agent in accordance with Subsection
3.2(b):

              (i)         elect, as of any Business Day, in the case of Base
Rate Loans to convert any such Loans (or any part thereof in an amount not less than $5,000,000 in an integral multiple of $1,000,000 in excess thereof) into LIBOR Rate Loans; or

              (ii)        elect, as of the last day of the applicable Interest
Period, to continue any LIBOR Rate Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof);

provided, that if at any time the aggregate amount of LIBOR Rate Loans in respect of any Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $5,000,000, such LIBOR Rate Loans shall automatically convert into Base Rate Loans, and on and after such date the right of the Borrower to continue such Loans as, and convert such Loans into, LIBOR
Rate Loans, as the case may be, shall terminate.

              (b) The Borrower shall deliver a notice of conversion/ continuation ("Notice of Conversion/Continuation"), in substantially the form of Exhibit F, to be received by the Agent not later than 11:00 a.m. (New York time) at least three Business Days in advance of the Conversion/Continuation Date, if the Loans are to be converted into or continued as LIBOR Rate Loans and specifying:

              (i)         the proposed Conversion/Continuation Date;

              (ii) the aggregate amount of Loans to be converted or renewed;

              (iii) the type of Loans resulting from the proposed conversion or continuation; and

              (iv) the duration of the requested Interest Period, provided, however, the Borrower may not select an Interest Period with respect to any portion of the Term Loans which extends beyond an installment payment date for the Term Loans unless, after giving effect to such election, the portion of the Term Loans not subject to Interest Periods ending after such installment payment date is equal to or greater than the principal due on such installment payment date.

              (c) If upon the expiration of any Interest Period applicable to LIBOR Rate Loans, the Borrower has failed to select timely a new Interest Period to be applicable to LIBOR Rate Loans or if any Default or Event of Default then exists, the Borrower shall be deemed to have elected to convert such LIBOR Rate
Loans into Base Rate Loans effective as of the expiration date of such Interest
Period.

              (d) The Agent will promptly notify each Lender of its receipt of a Notice of Conversion/Continuation. All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Loans with respect to which the notice was given held by each Lender.

              (e) During the existence of a Default or Event of Default, the Borrower may not elect to have a Loan converted into or continued as a LIBOR
Rate Loan.

              (f) After giving effect to any conversion or continuation of Loans, there may not be more than 5 different Interest Periods in effect.

      3.3 Maximum Interest Rate. In no event shall any interest rate provided for hereunder exceed the maximum rate legally chargeable by any Lender under applicable law for loans of the type provided for hereunder (the "Maximum
Rate"). If, in any month, any interest rate, absent such limitation, would have exceeded the Maximum Rate, then the interest rate for that month shall be the Maximum Rate, and, if in future months, that interest rate would otherwise be less than the Maximum Rate, then that interest rate shall remain at the Maximum
Rate until such time as the amount of interest paid hereunder equals the amount of interest which would have been paid if the same had not been limited by the Maximum Rate. In the event that, upon payment in full of the Obligations, the total amount of interest paid or accrued under the terms of this Agreement is less than the total amount of interest which would, but for this Section 3.3, have been paid or accrued if the interest rates otherwise set forth in this Agreement had at all times been in effect, then the Borrower shall, to the extent permitted by applicable law, pay the Agent, for the account of the Lenders, an amount equal to the excess of (a) the lesser of (i) the amount of interest which would have been charged if the Maximum Rate had, at all times, been in effect over (ii) the amount of interest which would have accrued had the interest rates otherwise set forth in this Agreement, at all times, been in effect over (b) the amount of interest actually paid or accrued under this Agreement. In the event that a court determines that the Agent and/or any Lender has received interest and other charges hereunder in excess of the Maximum Rate, such excess shall be deemed received on account of, and shall automatically be applied to reduce, the Obligations other than interest, in the inverse order of maturity, and if there are no Obligations outstanding, the Agent and/or such Lender shall refund to the Borrower such excess.


      3.4     Facility Fee; Underwriting Fee.  The Borrower agrees to
            -----------------------------
pay to the Agent, for the account of each Lender, a non-refundable facility fee
(the "Facility Fee") equal to one-half of one percent (.50%) of such Lender's
Commitment.  Such Facility Fee shall be payable on the date hereof and shall be earned when due.  In addition, the Borrower agrees to pay the Agent, for its own account a non-refundable underwriting fee (the "Underwriting Fee") on the
                                        ----------------
dates and in the amounts set forth in the Fee Agreement.

      3.5     Unused Line Fee.  Until the Obligations have been paid
            ---------------
in full and the Agreement terminated, the Borrower agrees to pay, on the first day of each month and on the Termination Date, to the Agent, for the ratable account of the Lenders, an unused line fee equal to one-half of one percent
(.50%) per annum on the average daily amount by which the Maximum Revolver
Amount exceeded the sum of the average daily outstanding amount of Revolving
Loans and the undrawn face amount of all outstanding Letters of Credit, during the immediately preceding month or shorter period if calculated on the
Termination Date.  The  unused line fee shall be computed on the basis of a 360-
day year for the actual number of days elapsed.  All payments received by the
Agent on account of Accounts or as proceeds of other Collateral shall be deemed to be credited to the Borrower's Loan Account immediately upon receipt for purposes of calculating the unused line fee pursuant to this Section 3.5.
                                                 -----------

      3.6     Letter of Credit Fee.  The Borrower agrees to pay to
            --------------------
the Agent, for the ratable account of the Lenders, for each Letter of Credit, a fee (the "Letter of Credit Fee") equal to two and one-
                      --------------------
quarter percent (2.25%) per annum of the undrawn face amount of each Letter of
Credit issued for the Borrower's account at the Borrower's request, plus all out-of-pocket costs, fees and expenses incurred by the Agent in connection with the application for, issuance of, or amendment to any Letter of Credit, which costs, fees and expenses could include a "fronting fee" required to be paid by the Agent to such issuer for the assumption of the settlement risk in connection with the issuance of such Letter of Credit; The Letter of Credit Fee shall be payable monthly in arrears on the first day of each month following any month in which a Letter of Credit was issued and/or in which a Letter of Credit remains outstanding.  The Letter of Credit Fee shall be computed on the basis of a 360-
day year for the actual number of days elapsed.


                                    ARTICLE 4

                            PAYMENTS AND PREPAYMENTS
                     ------------------------


      4.1     Revolving Loans.  The Borrower shall repay the
            ---------------
outstanding principal balance of the Revolving Loans, plus all accrued but unpaid interest thereon, on the Termination Date.  The Borrower may prepay
Revolving Loans at any time, and reborrow subject to the terms of this
Agreement; provided, however, that
                                        --------  -------
with respect to any LIBOR Revolving Loans prepaid by the Borrower prior to the expiration date of the Interest Period applicable thereto, the Borrower promises to pay to the Agent for account of the Lenders the amounts described in Section
5.4.  In addition, and
                                    -----------
without limiting the generality of the foregoing, upon demand the Borrower promises to pay to the Agent, for account of the Lenders,  the amount, without duplication, by which the Aggregate Revolver Outstandings exceed the
Availability (with Availability for this purpose calculated as if the Aggregate
Revolver Outstandings were zero).

      4.2     Termination of Revolving Credit Facility.  The Borrower
            ---------------------------------------
may terminate the Revolving Credit Facility upon at least thirty (30) Business
Days' notice to the Agent and the Lenders, upon (a) the payment in full of all outstanding Revolving Loans, together with accrued interest thereon, and the cancellation of all outstanding Letters of Credit, (b) the payment of the early termination fee set forth in the next sentence, (c) the payment in full in cash of all other Obligations (other than any outstanding Term Loans and accrued interest thereon) together with accrued interest thereon, and (d) with respect to any LIBOR Revolving Loans prepaid in connection with such termination prior to the expiration date of the Interest Period applicable thereto, the payment of the amounts described in Section 5.4.  If the Revolving Credit Facility
                     ----------
is terminated at any time prior to the Stated Termination Date, whether pursuant to this Section or pursuant to Section 11.2, the
                                                ------------
Borrower shall pay to the Agent, for the account of the Lenders, an early termination fee determined in accordance with the following table:

Period during which
early termination
occurs                                                                     Early
Termination
Fee

      On or prior to the        One percent (1%) of the Maximum
      first Anniversary Date    Revolver Amount at the time of
                                termination.

      After the first                 Three-quarters of one percent
      Anniversary Date, but     (.75%) of the Maximum Revolver
      on or prior to the        Amount at the time of termination.
      second Anniversary Date

      After the second                One-half of one perent (.50%) of
      Anniversary Date, but     the Maximum Revolver Amount at the
      on or prior to April            time of termination.
      23, 2000

      After April 23, 2000.           No early termination fee.

      4.3     Repayment of the Term Loans.  The Borrower agrees to
            ---------------------------
repay the principal of the Term Loans to the Agent, for the account of the
Lenders, in accordance with the terms of this Agreement and the Term Loan Notes.

      4.4     Voluntary Prepayments of the Term Loans.  The Borrower
            ---------------------------------------
may prepay the principal of the Term Loans in whole or in part, at any time and from time to time upon (a) at least five (5) Business Days' prior written notice to the Agent and the Lenders, and (b) payment of, with respect to any LIBOR Term
Loans to be prepaid prior to the expiration date of the Interest Period applicable thereto, the amounts described in Section 5.4.  All voluntary
                                  -----------
prepayments of the principal of the Term Loans shall be accompanied by the payment of all accrued but unpaid interest on the Term Loans to the date of prepayment.  Any voluntary prepayment under this Section 4.4 of less than all of the outstanding principal of the
-----------
Term Loans shall be applied to the installments of principal of the Term Loans in the inverse order of maturity.  Amounts prepaid in respect of the Term Loans pursuant to this Section 4.4 may not be
                                           -----------
reborrowed.

      4.5     Mandatory Prepayments of the Term Loans.   The Borrower
            --------------------------------------
shall prepay the entire unpaid principal balance of the Term Loans, and all accrued but unpaid interest thereon, upon the termination of this Agreement for any reason.

              (b)   Any prepayment under this Section 4.5 of less than
                                          -----------
all of the outstanding principal amount of the Term Loans shall be applied, based upon the Pro Rata Shares of the Lenders, to the installments of principal of the Term Loans in the inverse order of maturity.  Amounts prepaid in respect of the Term Loans pursuant to this Section 4.5 may not be reborrowed.  In connection with any
     -----------
such prepayment, if any LIBOR Term Loans are prepaid prior to the expiration date of the Interest Period applicable thereto, the Borrower shall pay to the
Lenders the amounts described in Section
                                                          -------
5.4.
---

              (c)   In the event that at the end of any Fiscal Year there shall exist Excess Cash Flow (based on information contained in Financial Statements required under Section 7.2(a)) with respect
                                      -------------
to such Fiscal Year, then on or before April 30 of the following Fiscal Year, a prepayment equal to fifty percent (50%) of such Excess Cash Flow shall be made on the Term Loans; provided,
                                                  --------
however, if the unpaid principal balance of the Term Loans is equal
-------
to or less than $23,300,212, no prepayment pursuant to this Section
                                                          -------
4.5(c) in respect of any subsequent Fiscal Year will be required.
-----

      4.6     Payments by the Borrower.   All payments to be made by
            ------------------------
the Borrower shall be made without set-off, recoupment or counterclaim.  Except as otherwise expressly provided herein, all payments by the Borrower shall be made to the Agent for the account of the Lenders at the Agent's address set forth in Section 15.8,
                                                   ------------
and shall be made in Dollars and in immediately available funds, no later than
12:00 noon (New York time) on the date specified herein.  Any payment received by the Agent later than 12:00 noon (New York time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.

              (b) Subject to the provisions set forth in the definition of "Interest Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

              (c) Unless the Agent receives notice from the Borrower prior to the date on which any payment is due to the Lenders that the Borrower will not make such payment in full as and when required, the Agent may assume that the Borrower has made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent the Borrower has not made such payment in full to the Agent, each Lender shall repay to the Agent on demand such amount distributed to such Lender, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Lender until the date repaid.

      4.7     Payments as Revolving Loans.  All payments of
            ---------------------------
principal, interest, reimbursement obligations in connection with Letters of
Credit, fees, premiums and other sums payable hereunder, including all reimbursement for expenses pursuant to Section 15.7,
                                                    ------------
may, at the option of the Agent, in its sole discretion, subject only to the terms of this Section 4.7, be paid from the proceeds of
                         -----------
Revolving Loans made hereunder, whether made following a request by the Borrower pursuant to Section 2.2 or a deemed request as
                         -----------
provided in this Section 4.7.  The Borrower hereby irrevocably
                 -----------
authorizes the Agent to charge any applicable Loan Account for the purpose of paying principal, interest, reimbursement obligations in connection with Letters of Credit, fees, premiums and other sums payable hereunder, including reimbursing expenses pursuant to Section 15.7, and agrees that all such amounts charged shall
------------
constitute Revolving Loans (including BABC Loans and Agent Advances) and that all such Revolving Loans so made shall be deemed to have been requested by
Borrower pursuant to Section 2.2.
                                               -----------

      4.8     Apportionment, Application and Reversal of Payments.
            ---------------------------------------------------
Aggregate principal and interest payments shall be apportioned ratably among the
Lenders (according to the unpaid principal balance of the Loans to which such payments relate held by each Lender) and payments of the fees shall, as applicable, be apportioned ratably among the Lenders.  All payments shall be remitted to the Agent and all such payments not relating to principal or interest of specific Loans, or not constituting payment of specific fees, and all proceeds of Accounts or other Collateral received by the Agent, shall be applied, ratably, subject to the provisions of this Agreement, first, to pay any fees, indemnities or expense reimbursements including any amounts relating to
ACH Transactions then due to the Agent from the Borrower; second, to pay any fees or expense reimbursements then due to the Lenders from the Borrower; third, to pay interest due in respect of all Revolving Loans, including BABC Loans and
Agent Advances; fourth, to pay or prepay principal of the BABC Loans and Agent
Advances; fifth, to pay or prepay principal of the Revolving Loans (other than
BABC Loans and Agent Advances) and unpaid reimbursement obligations in respect of Letters of Credit; sixth, to pay or prepay principal of the Term Loans; and
seventh, to the payment of any other Obligation due to the Agent or any Lender by the Borrower.  Notwithstanding anything to the contrary contained in this
Agreement, unless so directed by the Borrower, or unless an Event of Default is outstanding, neither the Agent nor any Lender shall apply any payments which it receives to any LIBOR Revolving Loan or LIBOR Term Loan, except on the expiration date of the Interest Period applicable to any such LIBOR Rate Loan.
The Agent shall promptly distribute to each Lender, pursuant to the applicable wire transfer instructions received from each Lender in writing, such funds as it may be entitled to receive, subject to a Settlement delay as provided for in
Section 2.2(j).  The Agent and
                                    -------------
the Lenders shall have the continuing and exclusive right to apply and reverse and reapply any and all such proceeds and payments to any portion of the
Obligations.

      4.9     Indemnity for Returned Payments.  If, after receipt of
            -------------------------------
any payment of, or proceeds applied to the payment of, all or any part of the
Obligations, the Agent or any Lender is for any reason compelled to surrender such payment or proceeds to any Person, because such payment or application of proceeds is invalidated, declared fraudulent, set aside, determined to be void or voidable as a preference, impermissible setoff, or a diversion of trust funds, or for any other reason, then the Obligations or part thereof intended to be satisfied shall be revived and continue and this Agreement shall continue in full force as if such payment or proceeds had not been received by the Agent or such Lender, and the Borrower shall be liable to pay to the Agent, and hereby does indemnify the Agent and the Lenders and hold the Agent and the Lenders harmless for, the amount of such payment or proceeds surrendered.  The provisions of this Section 4.9 shall be and
                                     -----------
remain effective notwithstanding any contrary action which may have been taken by the Agent or any Lender in reliance upon such payment or application of proceeds, and any such contrary action so taken shall be without prejudice to the Agent's and the Lenders' rights under this Agreement and shall be deemed to have been conditioned upon such payment or application of proceeds having become final and irrevocable.  The provisions of this Section 4.9 shall survive
                                        -----------
the termination of this Agreement.

      4.10    Agent's and Lenders' Books and Records; Monthly
            -----------------------------------------------
Statements. The Borrower agrees that the Agent's and each Lender's
----------
books and records showing the Obligations and the transactions pursuant to this
Agreement and the other Loan Documents shall be admissible in any action or proceeding arising therefrom, and shall constitute rebuttably presumptive proof thereof, irrespective of whether any Obligation is also evidenced by a promissory note or other instrument.  The Agent will provide to the Borrower a monthly statement of Loans, payments, and other transactions pursuant to this
Agreement.  Such statement shall be deemed correct, accurate, and binding on the
Borrower and an account stated (except for reversals and reapplications of payments made as provided in Section 4.8 and corrections of errors discovered by the Agent),
-----------
unless the Borrower notifies the Agent in writing to the contrary within thirty
(30) days after such statement is rendered.  In the event a timely written notice of objections is given by the Borrower, only the items to which exception is expressly made will be considered to be disputed by the Borrower.


                                    ARTICLE 5

                     TAXES, YIELD PROTECTION AND ILLEGALITY
             ---------------------------------------

      5.1     Taxes.   Any and all payments by the Borrower to each
            -----
Lender or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for any Taxes.  In addition, the Borrower shall pay all Other Taxes.

              (b) The Borrower agrees to indemnify and hold harmless each Lender and the Agent for the full amount of Taxes or Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section) paid by the Lender or the Agent and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Payment under this indemnification shall be made within 30 days after the date the Lender or the Agent makes written demand therefor.
              (c) If the Borrower shall be required by law to deduct or withhold any Taxes or Other Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, then:

              (i) the sum payable shall be increased as necessary so that after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section) such Lender or the Agent, as the case may be, receives an amount equal to the sum it would have received had no such deductions or withholdings been made;

              (ii) the Borrower shall make such deductions and withholdings;

              (iii) the Borrower shall pay the full amount deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and

              (iv)        the Borrower shall also pay to each Lender or the
Agent for the account of such Lender, at the time interest is paid, all additional amounts which the respective Lender specifies as necessary to preserve the after-tax yield the Lender would have received if such Taxes or
Other Taxes had not been imposed, provided that the Borrower shall not be required to make any payment pursuant to this clause (iv) to or for the account of any Lender that is a foreign corporation, partnership or trust within the meaning of Section 7701(a) of the Code if such Lender fails to comply with
Section 14.10(a).
            ----------------

              (d) Within 30 days after the date of any payment by the Borrower of Taxes or Other Taxes, the Borrower shall furnish the Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to the Agent.

              (e) If the Borrower is required to pay additional amounts to any Lender or the Agent pursuant to subsection (c) of this Section, then such Lender shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its lending office so as to eliminate any such additional payment by the Borrower which may thereafter accrue, if such change in the judgment of such Lender is not otherwise disadvantageous to such Lender.

              (f) Upon the request, and at the expense of the Borrower, each Lender to or for the account of which the Borrower is required to pay additional amounts pursuant to subsection (c) of this Section shall afford the Borrower the opportunity to contest, and cooperate with the Borrower in contesting, the imposition of Taxes or Other Taxes giving rise to such additional amount.

              (g)   If any Lender receives a refund in respect of Taxes or Other
Taxes for which the Borrower has paid additional amounts pursuant to subsection
(c) of this Section, such Lender shall promptly pay such refund (together with any interest with respect thereto received from the relevant taxing authority) to the Borrower, provided that the Borrower, upon the request of such Lender, shall repay the amount paid over to the Borrower (plus interest with respect thereto due to the relevant taxing authority) in the event such Lender is required to repay such refund or pay any tax arising therefrom to the applicable taxing authority.

              (h)   The obligations of the Borrower, the Lenders and the Agent under this Section 5.1 shall survive the payment of all
                     -----------
Obligations and the resignation or replacement of the Agent.

      5.2     Illegality.  (a) If any Lender determines that the
            ----------
introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Lender or its applicable lending office to make LIBOR Rate Loans, then, on notice thereof by the Lender to the Borrower through the Agent, any obligation of that Lender to make LIBOR Rate Loans shall be suspended until the Lender notifies the Agent and the Borrower that the circumstances giving rise to such determination no longer exist.

              (b)   If a Lender determines that it is unlawful to maintain any
LIBOR Rate Loan, the Borrower shall, upon its receipt of notice of such fact and demand from such Lender (with a copy to the Agent), prepay in full such LIBOR
Rate Loans of that Lender then outstanding, together with interest accrued thereon and amounts required under Section 5.4, either on the last day of the
                       -----------
Interest Period thereof, if the Lender may lawfully continue to maintain such
LIBOR Rate Loans to such day, or immediately, if the Lender may not lawfully continue to maintain such LIBOR Rate Loan.  If the Borrower is required to so prepay any LIBOR Rate Loan, then concurrently with such prepayment, the Borrower shall borrow from the affected Lender, in the amount of such repayment, a Base
Rate Loan.

      5.3     Increased Costs and Reduction of Return.    If any
            ---------------------------------------
Lender reasonably determines that, due to either (i) the introduction of or any change in the interpretation of any law or regulation or (ii) the compliance by that Lender with any guideline or request from any central bank or other
Governmental Authority (whether or not having the force of law) made or issued after the date hereof, there shall be any increase in the cost to such Lender of agreeing to make or making, funding or maintaining any LIBOR Rate Loans, then the Borrower shall be liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Agent), pay to the Agent for the account of such Lender, additional amounts as are sufficient to compensate such Lender for such increased costs.

              (b) If any Lender shall have reasonably determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital
Adequacy Regulation, (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental
Authority charged with the interpretation or administration thereof, or (iv) compliance by the Lender or any corporation or other entity controlling the Lender with any Capital Adequacy Regulation made or issued after the date hereof, affects or would affect the amount of capital required or expected to be maintained by the Lender or any corporation or other entity controlling the Lender and (taking into consideration such Lender's or such corporation's or other entity's policies with respect to capital adequacy and such Lender's desired return on capital) reasonably determines that the amount of such capital is increased as a consequence of its Commitment, loans, credits or obligations under this Agreement, then, upon demand of such Lender to the Borrower through the Agent, the Borrower shall pay to the Lender, from time to time as specified by the Lender, additional amounts sufficient to compensate the Lender for such increase.


      5.4     Funding Losses.  The Borrower shall reimburse each
            --------------
Lender and hold each Lender harmless from any loss or expense which the Lender may sustain or incur as a consequence of:

              (a) the failure of the Borrower to make on a timely basis any payment of principal of any LIBOR Rate Loan;

              (b) the failure of the Borrower to borrow, continue or convert a Loan after the Borrower has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/ Continuation;

              (c) the prepayment or other payment (including after acceleration thereof) of a LIBOR Rate Loan on a day that is not the last day of the relevant Interest Period;

including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its LIBOR Rate Loans or from fees payable to terminate the deposits from which such funds were obtained.

      5.5     Inability to Determine Rates.  If the Agent reasonably
            ----------------------------
determines that for any reason adequate and reasonable means do not exist for determining the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Loan, or that the LIBOR Rate for any requested Interest
Period with respect to a proposed LIBOR Rate Loan does not adequately and fairly reflect the cost to the Lenders of funding such Loan, the Agent will promptly so notify the Borrower and each Lender.  Thereafter, the obligation of the Lenders to make or maintain LIBOR Rate Loans hereunder shall be suspended until the
Agent revokes such notice in writing.  Upon receipt of such notice, the Borrower may revoke any Notice of Borrowing or Notice of Conversion/Continuation then submitted by it.  If the Borrower does not revoke such Notice, the Lenders shall make, convert or continue the Loans, as proposed by the Borrower, in the amount specified in the applicable notice submitted by the Borrower, but such Loans shall be made, converted or continued as Base Rate Loans instead of LIBOR Rate
Loans.

      5.6     Certificates of Lenders.  Any Lender claiming
            -----------------------
reimbursement or compensation under this Article 5 shall deliver to
                                        ---------
the Borrower (with a copy to the Agent) a certificate setting forth in reasonable detail the amount payable to the Lender hereunder and such certificate shall be conclusive and binding on the Borrower in the absence of manifest error.

      5.7     Survival.  The agreements and obligations of the
            --------
Borrower in this Article 5 shall survive the payment of all other
                 ---------
Obligations.


                                    ARTICLE 6

                                   COLLATERAL
                            ---------

      6.1     Grant of Security Interest. (a) As security for all
            --------------------------
present and future Obligations, the Borrower hereby grants to the Agent, for the ratable benefit of the Agent and the Lenders, a continuing security interest in, and a perfected and enforceable first priority lien on, assignment of, and right of set-off against, all of the following property of Borrower, whether now owned or existing or hereafter acquired or arising, regardless of where located, including, without limitation:

                    (i)         all Accounts;

                    (ii)        all Inventory;

                    (iii) all contract rights, letters of credit, Assigned
Contracts, chattel paper, instruments, notes, documents, and documents of title;

                    (iv)        all General Intangibles;

                    (v)         all Equipment;

                    (vi) all money, investment property, securities and other property of any kind of the Borrower in the possession or under the control of the Agent or any Lender, any assignee of or participant in the Obligations, or a bailee of any such party or such party's affiliates;

                    (vii) all of the Borrower's deposit accounts, credits and balances with and other claims against the Agent or any Lender or any of its affiliates or any other financial institution with which the Borrower maintains deposits;

                    (viii) all books, records and other property related to or referring to any of the foregoing, including, without limitation, books, records, account ledgers, data processing records, computer software and other property and General Intangibles at any time evidencing or relating to any of the foregoing; and

                    (ix) all accessions to, substitutions for and replacements, products and proceeds of any of the foregoing, including, but not limited to, proceeds of any insurance policies, claims against third parties, and condemnation or requisition payments with respect to all or any of the foregoing;

provided, that the foregoing grant of a security interest shall not include (a) a security interest in any patent license or trademark license under which the Borrower is a licensee or a security interest in any Equipment lease (or
Equipment leased by the Borrower thereunder), Real Property lease or contract relating to Real Property in effect as of the date hereof or entered into by the Borrower subsequent to the date hereof, in each case which by its terms prohibits the grant of the security interest contemplated by this Agreement, unless and until either such prohibition is terminated or an appropriate consent is obtained, in which event such patent license, trademark license, Equipment lease (and the Equipment leased thereunder), Real Property lease or contract relating to Real Property, as applicable, shall be subject to the security interest granted herein for all purposes; or (b) the Equipment subject to the security interest on the date hereof in favor of Schlafhorst Inc. until such time as the Debt related thereto is paid in full.

All of the foregoing, together with the Real Estate covered by the Mortgage(s), and all other property of the Borrower in which the Agent or any Lender may at any time be granted a Lien, is herein collectively referred to as the "Collateral."

              (b) As security for all Obligations, the Borrower shall simultaneously herewith execute and deliver to the Agent the Mortgage(s) to grant to the Agent, for the ratable benefit of the Agent and the Lenders, a continuing mortgage lien on the Real Estate and Premises.

              (c) All of the Obligations shall be secured by all of the Collateral.

      6.2     Perfection and Protection of Security Interest.   The
            ----------------------------------------------
Borrower shall, at its expense, perform all steps requested by the Agent at any time to perfect, maintain, protect, and enforce the Agent's Liens, including, without limitation:  (i) executing, delivering and/or filing and recording of the Mortgage(s) and the Patent and Trademark Agreements and executing and filing financing or continuation statements, and amendments thereof, in form and substance satisfactory to the Agent; (ii) delivering to the Agent the originals of all instruments, documents, and chattel paper, and all other Collateral of which the Agent determines it should have physical possession in order to perfect and protect the Agent's security interest therein, duly pledged, endorsed or assigned to the Agent without restriction; (iii) delivering to the
Agent warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued and certificate of titles covering any portion of the Collateral for which certificates of title have been issued; (iv) when an Event of Default exists, transferring Inventory to warehouses designated by the Agent; (v) placing notations on the Borrower's books of account to disclose the Agent's security interest; (vii) delivering to the Agent all letters of credit on which the Borrower is named beneficiary; and
(viii) taking such other steps as are deemed necessary or desirable by the Agent to maintain and protect the Agent's Liens.  To the extent permitted by applicable law, the Agent may file, without the Borrower's signature, one or more financing statements disclosing the Agent's Liens.  The Borrower agrees that a carbon, photographic, photostatic, or other reproduction of this
Agreement or of a financing statement is sufficient as a financing statement.

              (b) If any Collateral is at any time in the possession or control of any warehouseman, bailee or any of the Borrower's agents or processors, then the Borrower shall notify the Agent thereof and, upon the Agent's request, shall notify such Person of the Agent's security interest in such Collateral and instruct such Person to hold all such Collateral for the Agent's account subject to the Agent's instructions. The Agent hereby agrees that it will not issue any such instructions pursuant to the previous sentence unless an Event of Default has occurred and is continuing. If at any time any Collateral is located on any operating facility of the Borrower which is not owned by the Borrower, then the Borrower shall, at the request of the Agent, use its best efforts to obtain written waivers, in form and substance satisfactory to the Agent, of all present and future Liens to which the owner or lessor of such premises may be entitled to assert against the Collateral. The Borrower acknowledges and agrees that, if and to the extent that the Borrower does not obtain any such waivers, the Agent shall be entitled to (i) reserve from Availability an amount equal to up to 3 months' rent with respect to the Inventory located on such Premises or (ii) if it would result in a smaller reduction in Availablity, treat the Inventory located on such Premises as ineligible Inventory, for each such waiver not obtained by the Borrower.

              (c) From time to time, the Borrower shall, upon the Agent's request, execute and deliver confirmatory written instruments pledging to the Agent, for the ratable benefit of the Agent and the Lenders, the Collateral with respect to the Borrower, but the Borrower's failure to do so shall not affect or limit any security interest or any other rights of the Agent or any Lender in and to the Collateral with respect to the Borrower. So long as this Agreement is in effect and until all Obligations have been fully satisfied, the Agent's
Liens shall continue in full force and effect in all Collateral (whether or not deemed eligible for the purpose of calculating the Availability or as the basis for any advance, loan, extension of credit, or other financial accommodation).

      6.3     Location of Collateral.  The Borrower represents and
            ----------------------
warrants to the Agent and the Lenders that:  (a) Schedule 6.3 is a
                                                ------------
correct and complete list of the Borrower's chief executive office, the location of its books and records, the locations of the Collateral (except for (i)
Equipment and Inventory temporarily in transit between such locations or (ii)
Equipment and Inventory valued at no more than $1,000,000 in the aggregate
(based on the lower of cost or fair market value, determined on a FIFO basis)
temporarily held by third parties for processing or repairs) and the locations of all of its other places of business; and (b) Schedule 6.3 correctly identifies any of such facilities and
------------
locations that are not owned by the Borrower and sets forth the names of the owners and lessors or sublessors of and, to the best of the Borrower's knowledge, the holders of any mortgages on, such facilities and locations.  The
Borrower covenants and agrees that it will not (i) maintain any Collateral
(except for (i)  Equipment and Inventory temporarily in transit between such locations or (ii) Equipment and Inventory valued at no more than $1,000,000 in the aggregate (based on the lower of cost or fair market value, determined on a
FIFO basis) temporarily held by third parties for processing or repairs)at any location other than those locations listed for the Borrower on Schedule 6.3,
(ii) otherwise change or
                           ------------
add to any of such locations, or (iii) change the location of its chief executive office from the location identified in Schedule
                                                       --------
6.3, unless it gives the Agent at least thirty (30) days' prior
---
written notice thereof and executes any and all financing statements and other documents that the Agent requests in connection therewith.  Upon the establishment of any such location, Schedule 6.3 shall be deemed amended to add such location thereto
------------
without further action by the Agent or the Borrower, and the Borrower hereby authorizes the Agent to substitute a new Schedule
                                                         --------
6.3 to reflect such additional location.  Without limiting the
---
foregoing, the Borrower represents that all of its Inventory (other than
Inventory in transit or held by third parties for processing) is, and covenants that all of its Inventory will be, located either (a) on premises owned by the
Borrower, (b) on premises leased by the Borrower, provided that the Agent has received an executed landlord waiver from the landlord of such premises in form and substance satisfactory to the Agent, or (c) in a public warehouse, provided that the Agent has received an executed bailee letter from the applicable public warehouseman in form and substance satisfactory to the Agent.

      6.4     Title to, Liens on, and Sale and Use of Collateral.
            --------------------------------------------------
The Borrower represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that:  (a) all of the Collateral is and will continue to be owned by the Borrower free and clear of all Liens whatsoever, except for Permitted Liens; (b) the Agent's Liens in the Collateral will not be subject to any prior Lien, except Permitted Liens, described in clause (i) of the definition of "Permitted Liens" and Permitted Liens if and to the extent that such Permitted Liens constitute prior Liens under any Requirement of Law or, in the case of Real Estate, Permitted Liens described in clause (vi) of the definition of "Permitted Liens"; (c) the Borrower will use, store, and maintain the Collateral with all reasonable care and will use such Collateral for lawful purposes only; and (d) the Borrower will not, without the Agent's prior written approval, sell, or dispose of or permit the sale or disposition of any of the
Collateral except for sales of Inventory in the ordinary course of business and sales of Equipment as permitted by Section 6.11.  The inclusion of proceeds in the Collateral shall not be deemed to constitute the Agent's or any Lender's consent to any sale or other disposition of the Collateral except as expressly permitted herein.

      6.5     Appraisals.  Whenever a Default or Event of Default
            ----------
exists, and at such other times not more frequently than once a year as the
Agent requests, the Borrower shall, at its expense and upon the Agent's request, provide the Agent with appraisals or updates thereof of any or all of the
Collateral from an appraiser, and prepared on a basis, satisfactory to the
Agent, such appraisals and updates to include, without limitation, information required by applicable law and regulation and by the internal policies of the
Lenders.

      6.6     Access and Examination; Confidentiality.   Upon
            ---------------------------------------
reasonable prior notice to the Borrower (unless an Event of Default has occurred and is continuing, in which case no notice is necessary), the Agent, accompanied by any Lender which so elects, may at all reasonable times during regular business hours (and at any time when a Default or Event of Default exists) have access to, examine, audit, make extracts from or copies of and inspect any or all of the Borrower's records, files, and books of account and the Collateral, and discuss the Borrower's affairs with the Borrower's officers and management.
The Borrower will deliver to the Agent any instrument necessary for the Agent to obtain records from any service bureau maintaining records for the Borrower.
The Agent may, and at the direction of the Majority Lenders shall, at any time when a Default or Event of Default exists, and at the Borrower's expense, make copies of all of the Borrower's books and records, or require the Borrower to deliver such copies to the Agent.  The Agent may, without expense to the Agent, use such of the Borrower's respective personnel, supplies, and premises as may be reasonably necessary for maintaining or enforcing the Agent's Liens.  The
Agent shall have the right, at any time, in the Agent's name or in the name of nominee of the Agent, to verify the validity, amount or any other matter relating to the Accounts, Inventory, or other Collateral, by mail, telephone, or otherwise.

              (b) The Borrower agrees that, subject to the Borrower's prior consent for uses other than in a traditional tombstone, which consent shall not be unreasonably withheld or delayed, the Agent and each Lender may use the Borrower's name in advertising and promotional material and in conjunction therewith disclose the general terms of this Agreement. The Agent and each Lender acknowledge that certain information concerning the Borrower which is obtained by or furnished to the Agent and such Lenders pursuant to this Agreement, including, without limitation, pursuant to this Section 6.6(b), may be non-public, proprietary or

        --------------
confidential in nature.  The Agent and each Lender agree to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all such information provided to the Agent or such Lender by or on behalf of the
Borrower, under this Agreement or any other Loan Document, and neither the
Agent, nor such Lender nor any of their respective Affiliates shall use any such information other than in connection with or in enforcement of this Agreement and the other Loan Documents, except to the extent that such information (i) was or becomes generally available to the public other than as a result of disclosure by the Agent or such Lender, or (ii) was or becomes available on a nonconfidential basis from a source other than the Borrower, provided that such source is not bound by a confidentiality agreement with the Borrower known to the Agent or such Lender; provided, however, that the Agent and any Lender may disclose such information (1) at the request or pursuant to any requirement of any Governmental Authority to which the Agent or such Lender is subject or in connection with an examination of the Agent or such Lender by any such
Governmental Authority; (2) pursuant to subpoena or other court process; (3)
when required to do so in accordance with the provisions of any applicable requirement of law; (4) to the extent reasonably required in connection with any litigation or proceeding (including, but not limited to, any bankruptcy proceeding) to which the Agent, any Lender or their respective Affiliates may be party; (5) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document; (6) to the Agent's or such Lender's independent auditors, accountants, attorneys and other professional advisors; (7) to any prospective Participant or assignee under any
Assignment and Acceptance, actual or potential, provided that such prospective
Participant or assignee agrees to keep such information confidential to the same extent required of the Agent and the Lenders hereunder;  (8) as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Borrower is party or is deemed party with the Agent or such Lender, and (9) to its Affiliates.

      6.7     Collateral Reporting.  The Borrower shall provide to
            --------------------
the Agent the following reports, documents and materials: (i) upon request, copies of invoices in connection with Accounts, customer statements, credit memos, remittance advices and reports, deposit slips, shipping and delivery documents in connection with the Accounts and for Inventory and Equipment acquired by the Borrower, purchase orders and invoices; and (ii) such other reports as to the Borrower or its property as the Agent shall reasonably request from time to time.  In addition, the Borrower shall provide the Agent with the reports, documents and other materials described in Schedule 6.7 at the times set forth therein.  All reports,
------------
documents and materials provided pursuant to this Section 6.7 shall
                                                 ----------
be in form and substance satisfactory to the Agent and shall be accompanied by a certificate of the Borrower executed by an officer thereof certifying as to the accuracy and completeness of the included matter.  If any such reports, documents or other materials are prepared by an accounting service or other agent, the Borrower hereby authorizes such service or agent to deliver same to the Agent, for distribution to the Lenders.

     6.8     Accounts.(a)The Borrower hereby represents and warrants
            --------
to the Agent and the Lenders, with respect to the Accounts, that:  (i) each existing Account represents, and each future Account will represent, a bona fide sale or lease and delivery of goods by the Borrower, or rendition of services by the Borrower, in the ordinary course of the Borrower's business; (ii) each existing Account is, and each future Account will be, for a liquidated amount payable by the Account Debtor thereon on the terms set forth in the invoice therefor or in the schedule thereof delivered to the Agent, without any offset, deduction, defense, or counterclaim except those properly reflected on a
Borrowing Base Certificate; (iii) no payment will be received with respect to any Account, and no credit, discount, or extension, or agreement therefor will be granted on any Account, except as reported to the Agent and the Lenders in accordance with this Agreement; (iv) each copy of an invoice delivered to the
Agent by the Borrower will be a genuine copy of the original invoice sent to the
Account Debtor named therein; (v) except in the case of invoices relating to
Bill and Hold Accounts, all goods described in any invoice representing a sale of goods will have been delivered to the Account Debtor and all services of the
Borrower described in each invoice will have been performed; and (vi) in the case of invoices relating to Eligible Bill and Hold Accounts, all goods described in any such invoice will be shipped and delivered within (A) the later of (I) the season in which the invoice is rendered or (II) six months after the date on which the invoice is rendered or (B) the time specified in the invoice.

              (b) Borrower shall not re-date any invoice or sale or make sales on extended dating beyond that customary in the Borrower's business or extend or modify any Account, other than in the ordinary course of business consistent with past practices and other than as properly reflected on a Borrowing Base
Certificate. If the Borrower becomes aware of any matter adversely affecting the collectability of any Account or Account Debtor involving an amount greater than $250,000, including information regarding the Account Debtor's creditworthiness, the Borrower will promptly so advise the Agent.

              (c)   Borrower shall not accept any note or other instrument
(except a check or other instrument for the immediate payment of money) with respect to any Account, except for such notes and other instruments described in clause (f) of the definition of "Restricted Investment," without the Agent's written consent. If the Agent consents to the acceptance of any such instrument, it shall be considered as evidence of the Account and not payment thereof and the Borrower will promptly deliver such instrument to the Agent, endorsed by the Borrower to the Agent, if so requested by the Agent, in a manner satisfactory in form and substance to the Agent.

              (d) The Borrower shall notify the Agent promptly of all disputes and claims in excess of $250,000, individually, or $500,000 in the aggregate with any Account Debtor, and agrees to settle, contest, or adjust such dispute or claim at no expense to the Agent or any Lender. No discount, credit or allowance shall be granted to any such Account Debtor without the Agent's prior written consent, except for discounts, credits and allowances made or given in the ordinary course of the Borrower's business when no Event of Default exists hereunder. The Borrower shall send the Agent a copy of each credit memorandum in excess of $250,000 as soon as issued. The Agent may, and at the direction of the Majority Lenders shall, at all times when an Event of Default exists hereunder, settle or adjust disputes and claims directly with Account Debtors for amounts and upon terms which the Agent or the Majority Lenders, as applicable, shall consider advisable and, in all cases, the Agent will credit the Borrower's Loan Account with only the net amounts received by the Agent in payment of any Accounts.

              (e) If an Account Debtor returns any Inventory to the Borrower when no Event of Default exists, then the Borrower shall promptly determine the reason for such return and shall issue a credit memorandum to the Account Debtor in the appropriate amount. The Borrower shall immediately report to the Agent any return involving an amount in excess of $250,000. Each such report shall indicate the reasons for the returns and the locations and condition of the returned Inventory. In the event any Account Debtor returns Inventory to the Borrower when an Event of Default exists, the Borrower, upon request of the Agent, shall: (i) hold the returned Inventory in trust for the Agent; (ii) segregate all returned Inventory from all of its other property; (iii) dispose of the returned Inventory solely according to the Agent's written instructions;
and (iv) not issue any credits or allowances with respect thereto without the Agent's prior written consent. All returned Inventory shall be subject to the Agent's Liens thereon. Whenever any Inventory is returned, the related Account shall be deemed ineligible to the extent of the amount owing by the Account
Debtor with respect to such returned Inventory

      6.9     Collection of Accounts; Payments. (a)  Until the Agent
            --------------------------------
notifies the Borrower to the contrary, the Borrower shall make collection of all
Accounts and other Collateral for the Agent, shall receive all payments as the
Agent's trustee, and shall immediately, and in no event later than the Business
Day on which such payments are received, deliver all payments in their original form duly endorsed in blank into a Payment Account established for the account of the Borrower at a bank acceptable to Agent and subject to documentation reasonably acceptable to Agent.  The Borrower shall maintain a lock-box service for collections of Accounts at a bank acceptable to the Agent and pursuant to documentation reasonably satisfactory to the Agent.  All Account Debtors have been or will be instructed to make all payments directly to the address established for such service.  If, notwithstanding such instructions, the
Borrower receives any proceeds of Accounts, it shall receive such payments as the Agent's trustee, and shall immediately deliver such payments to the Agent in their original form duly endorsed in blank or deposit them into a Payment
Account, as the Agent may direct.  All collections received in any such lock-box or Payment Account or directly by the Borrower or the Agent, and all funds in any Payment Account or other account to which such collections are deposited shall be subject to the Agent's sole control.  The Agent or the Agent's designee may, at any time after the occurrence of an Event of Default and for so long as such Event of Default is continuing, notify Account Debtors that the Accounts have been assigned to the Agent and of the Agent's security interest therein, and may collect them directly and charge the collection costs and expenses to the Borrower's Loan Account as a Revolving Loan.  So long as an Event of Default has occurred and is continuing, the Borrower, at the Agent's request, shall execute and deliver to the Agent such documents as the Agent shall require to grant the Agent access to any post office box in which collections of Accounts are received.

              (b) If sales of Inventory are made or services are rendered for cash, the Borrower shall immediately deliver to the Agent or deposit into a Payment Account the cash which the Borrower receives.

              (c)   All payments, including immediately available funds received by the Agent at a bank designated by it, received by the Agent on account of
Accounts or as proceeds of other Collateral will be the Agent's sole property for its benefit and the benefit of the Lenders and will be credited to the
Borrower's Loan Account (conditional upon final collection) after allowing one
(1) Business Day for collection; provided, however, that such payments shall be deemed to be credited to the Borrower's Loan Account immediately upon receipt for purposes of (i) determining Availability, (ii) calculating the unused line fee pursuant to Section 3.5, and
                                                 -----------
(iii) calculating the amount of interest to be distributed by the Agent to the
Lenders (but not the amount of interest payable by the Borrower).

              (d) In the event the Borrower repays all of the Obligations upon the termination of this Agreement or upon acceleration of the Obligations, other than through the Agent's receipt of payments on account of the Accounts or proceeds of the other Collateral, such payment will be credited (conditional upon final collection) to the Borrower's Loan Account on the Business Day on which the Agent receives such funds, if the Agent receives such funds by 2:00 p.m. (New York time), or, if the Agent receives such funds after 2:00 p.m. (New
York time), on the Business Day after the Agent's receipt of such funds.

      6.10    Inventory; Perpetual Inventory.  The Borrower
            ------------------------------
represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that all of the Inventory owned by the Borrower (except for
Inventory constituting raw materials)  is and will be held for sale or lease, or to be furnished in connection with the rendition of services, in the ordinary course of the Borrower's business, and is and will be fit for such purposes.
The Borrower will use its best efforts to keep its Inventory in good and marketable condition, at its own expense.  The Borrower will not accept any
Inventory on consignment or approval except for such Inventory properly reflected on a Borrowing Base Certificate.  The Borrower agrees that all
Inventory produced in the United States will be produced in accordance with the
Federal Fair Labor Standards Act of 1938, as amended from time to time, and all rules, regulations, and orders thereunder.  The Borrower will conduct a physical count of the Inventory at least once per Fiscal Year, and after and during the continuation of an Event of Default, at such other times as the Agent requests.
The Borrower will maintain a perpetual inventory reporting system at all times.
The Borrower will not, without the Agent's written consent, sell any Inventory on a guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis.

      6.11    Equipment. (a)  The Borrower represents and warrants to
            ---------
the Agent and the Lenders and agrees with the Agent and the Lenders that all of the Equipment owned by the Borrower is and will be used or held for use in the
Borrower's business, and is and will be fit for such purposes.  The Borrower shall, in the ordinary course of its business, keep and maintain its Equipment in good operating condition and repair (ordinary wear and tear excepted) and shall, in the ordinary course of its business, make all necessary replacements thereof.

              (b) The Borrower shall promptly inform the Agent of any material additions to or deletions from the Equipment. The Borrower shall not permit any Equipment to become a fixture with respect to real property or to become an accession with respect to other personal property with respect to which real or personal property the Agent does not have a Lien. The Borrower will not, without the Agent's prior written consent, alter or remove any identifying symbol or number on any of the Borrower's Equipment consisting of Collateral.

              (c) The Borrower shall not, without the Agent's prior written consent, sell, lease as a lessor, or otherwise dispose of any of the Borrower's
Equipment; provided, however, that the Borrower may dispose of obsolete or unusable Equipment having an orderly liquidation value no greater than $500,000 in the aggregate in any Fiscal Year, or $2,500,000 in the aggregate during the term of this Agreement, without the Lender's consent, subject to the conditions set forth in the next sentence. In the event any of such Equipment is sold, transferred or otherwise disposed of pursuant to the proviso contained in the immediately preceding sentence, (1) if such sale, transfer or disposition is effected without the reinvestment of the proceeds thereof in other Equipment to be used by the Borrower in its business, then the Borrower shall deliver all of the cash proceeds of any such sale, transfer or disposition to the Agent, which proceeds shall be applied to the reduction of the Term Loan (in the inverse order of maturity), or (2) if such sale, transfer or disposition is made in connection with the purchase by the Borrower of other Equipment, then the Borrower shall use the proceeds of such sale, transfer or disposition to purchase such other Equipment and shall deliver to the Agent written evidence of the use of the proceeds for such purchase. All such other Equipment purchased by the Borrower shall be free and clear of all Liens except the Agent's Lien.

      6.12    Assigned Contracts.  The Borrower shall fully perform
            ------------------
all of its obligations under each of the Assigned Contracts, and shall enforce all of its rights and remedies thereunder, in each case, as it deems appropriate in its business judgment; provided, however, that the Borrower shall not take any action or fail to take any action with respect to its Assigned Contracts which would cause the termination of a material Assigned Contract.  Without limiting the generality of the foregoing, the Borrower shall take all action necessary or appropriate to permit, and shall not take any action which would have any materially adverse effect upon, the full enforcement of all indemnification rights under its Assigned Contracts.  The Borrower shall not, without the Agent's and the Majority Lenders' prior written consent, modify, amend, supplement, compromise, satisfy, release, or discharge any of its material Assigned Contracts, any collateral securing the same, any Person liable directly or indirectly with respect thereto, or any agreement relating to any of its material Assigned Contracts or the collateral therefor in any material respect.  The Borrower shall notify the Agent and the Lenders in writing, promptly after the Borrower becomes aware thereof, of any event or fact which could give rise to a claim by it for indemnification under any of its Assigned
Contracts in excess of $100,000, and shall diligently pursue such right and report to the Agent on all further developments with respect thereto.  If the
Borrower shall fail after the Agent's demand to pursue diligently any right under its Assigned Contracts, or if an Event of Default then exists, the Agent may, and at the direction of the Majority Lenders shall, directly enforce such right in its own or the Borrower's name and may enter into such settlements or other agreements with respect thereto as the Agent or the Majority Lenders, as applicable, shall determine.  In any suit, proceeding or action brought by the
Agent for the benefit of the Lenders under any Assigned Contract for any sum owing thereunder or to enforce any provision thereof, the Borrower shall indemnify and hold the Agent and Lenders harmless from and against all expense, loss or damage suffered by reason of any defense, setoff, counterclaims, recoupment, or reduction of liability whatsoever of the obligor thereunder arising out of a breach by the Borrower of any obligation thereunder or arising out of any other agreement, indebtedness or liability at any time owing from the
Borrower to or in favor of such obligor or its successors; provided that the
Borrower shall be under no obligation to indemnify the Agent or the Lenders with respect to any expense, loss or damage caused by or resulting from the willful misconduct or gross negligence of the Agent or any Lender.  All such obligations of the Borrower shall be and remain enforceable only against the Borrower and shall not be enforceable against the Agent.  Notwithstanding any provision hereof to the contrary, the Borrower shall at all times remain liable to observe and perform all of its duties and obligations under its Assigned Contracts, and the Agent's or any Lender's exercise of any of their respective rights with respect to the Collateral shall not release the Borrower from any of such duties and obligations.  Neither the Agent nor any Lender shall be obligated to perform or fulfill any of the Borrower's duties or obligations under its Assigned
Contracts or to make any payment thereunder, or to make any inquiry as to the nature or sufficiency of any payment or property received by it thereunder or the sufficiency of performance by any party thereunder, or to present or file any claim, or to take any action to collect or enforce any performance, any payment of any amounts, or any delivery of any property.

      6.13    Documents, Instruments, and Chattel Paper.  The
            -----------------------------------------
Borrower represents and warrants to the Agent and the Lenders that (a) all documents, instruments, and chattel paper describing, evidencing, or constituting Collateral, and all signatures and endorsements thereon, are and will be complete, valid, and genuine, and (b) all goods evidenced by such documents, instruments, and chattel paper are and will be owned by the Borrower, free and clear of all Liens other than Permitted Liens.

      6.14    Right to Cure.  The Agent may, in its discretion, and
            -------------
shall, at the direction of the Majority Lenders,  pay any amount or do any act required of the Borrower hereunder or under any other Loan Document in order to preserve, protect, maintain or enforce the Obligations, the Collateral or the
Agent's Liens therein, and which the Borrower fails to pay or do, including, without limitation, payment of any judgment against the Borrower, any insurance premium, any warehouse charge, any finishing or processing charge, any landlord's claim, and any other Lien upon or with respect to the Collateral.
All payments that the Agent makes under this Section 6.14 and all out-of-pocket costs and expenses
           ------------
that the Agent pays or incurs in connection with any action taken by it hereunder shall be charged to the Borrower's Loan Account as a Revolving Loan.
Any payment made or other action taken by the Agent under this Section 6.14 shall be without prejudice to any
                 ------------
right to assert an Event of Default hereunder and to proceed thereafter as herein provided.

      6.15    Power of Attorney.  The Borrower hereby appoints the
            -----------------
Agent and the Agent's designee as the Borrower's attorney, with power:  (a) to endorse the Borrower's name on any checks, notes, acceptances, money orders, or other forms of payment or security that come into the Agent's or any Lender's possession; (b) to sign the Borrower's name on any invoice, bill of lading, warehouse receipt or other document of title relating to any Collateral, on drafts against customers, on assignments of Accounts, on notices of assignment, financing statements and other public records and to file any such financing statements by electronic means with or without a signature as authorized or required by applicable law or filing procedure; (c) to notify the post office authorities to change the address for delivery of the Borrower's mail to an address designated by the Agent and to receive, open and dispose of all mail addressed to the Borrower; (d) to send requests for verification of Accounts to customers or Account Debtors; (e) to clear Inventory, the purchase of which was financed with Letters of Credit, through customs in the Borrower's name, the
Agent's name or the name of the Agent's designee, and to sign and deliver to customs officials powers of attorney in the Borrower's name for such purpose;
and (f) to do all things necessary to carry out this Agreement.  The Agent agrees that, except upon the occurrence and during the continuation of an Event of Default, it will not exercise the power of attorney or any rights granted to the Agent pursuant to this Section 6.15, except for the right granted in
                 ------------
clause (b) to sign the Borrower's name on any financing statements and the right granted in clause (d) to send requests for verification of Accounts to customers or Account Debtors.  The Borrower ratifies and approves all acts of such attorney.  None of the Lenders or the Agent nor their attorneys will be liable for any acts or omissions or for any error of judgment or mistake of fact or law, except for gross negligence or willful misconduct.  This power, being coupled with an interest, is irrevocable until this Agreement has been terminated and the Obligations have been fully satisfied.

      6.16    The Agent's and Lenders' Rights, Duties and
            -------------------------------------------
Liabilities.  The Borrower assumes all responsibility and liability
-----------
arising from or relating to the use, sale or other disposition of the
Collateral.  The Obligations shall not be affected by any failure of the Agent or any Lender to take any steps to perfect the Agent's Liens or to collect or realize upon the Collateral, nor shall loss of or damage to the Collateral release the Borrower from any of the Obligations.  Following the occurrence and continuation of an Event of Default, the Agent may (but shall not be required
to), and at the direction of the Majority Lenders shall, without notice to or consent from the Borrower, sue upon or otherwise collect, extend the time for payment of, modify or amend the terms of, compromise or settle for cash, credit, or otherwise upon any terms, grant other indulgences, extensions, renewals, compositions, or releases, and take or omit to take any other action with respect to the Collateral, any security therefor, any agreement relating thereto, any insurance applicable thereto, or any Person liable directly or indirectly in connection with any of the foregoing, without discharging or otherwise affecting the liability of the Borrower for the Obligations or under this Agreement or any other agreement now or hereafter existing between the
Agent and/or any Lender and the Borrower.

      6.17    Site Visits, Observations and Testing.  The Agent and
            -------------------------------------
its representatives will have the right at any reasonable time, but no more than twice during any twelve month period, to enter and visit the Premises and any other place where any property of the Borrower is located for the purposes of observing the Premises, and to determine Borrower's compliance with Section
9.7(a); provided,
                                        --------------
however, (i) upon the occurrence of an Event of Default or (ii) if the Agent reasonably believes that a material change has occurred to the Premises or to the soil or groundwater at any other place where any property of the Borrower is located, the Agent may reinspect the Premises or the place where the property of the Borrower is located as frequently as Agent deems necessary.  Agent may request the Borrower to confirm (to Agent's reasonable satisfaction) that its generation, handling, use, storage or disposal of a Contaminant is in compliance with all Environmental Laws.  If Borrower fails to do so within a reasonable time after Agent's written request, the Agent may require the Borrower to retain an independent environmental consultant reasonably acceptable to the Agent to evaluate Borrower's compliance with Environmental Laws.  If Borrower refuses to do so, the Agent may retain (at Borrower's expense) its own environmental consultant to make such evaluation.  The Agent is under no duty, however, to visit or observe the Premises or to conduct tests, and any such acts by the
Agent will be solely for the purposes of protecting the Agent's Liens and preserving the Agent and the Lenders' rights under this Agreement.  No site visit, observation or testing by the Agent and the Lenders will result in a waiver of any default of the Borrower or impose any liability on the Agent or the Lenders.  In no event will any site visit, observation or testing by the
Agent be a representation that hazardous substances are or are not present in, on or under the Premises, or that there has been or will be compliance with any law, regulation or ordinance pertaining to hazardous substances or any other applicable governmental law.  Neither the Borrower nor any other party is entitled to rely on any site visit, observation or testing by the Agent.  The
Agent and the Lenders owe no duty of care to protect the Borrower or any other party against, or to inform the Borrower or any other party of, any hazardous substances or any other adverse condition affecting the Premises.  The Agent may in its discretion disclose to the Borrower or any other party any report or findings made as a result of, or in connection with, any site visit, observation or testing by the Agent.  The Borrower understands and agrees that the Agent makes no warranty or representation to the Borrower or any other party regarding the truth, accuracy or completeness of any such report or findings that may be disclosed.  The Borrower also understands that depending on the results of any site visit, observation or testing by the Agent and disclosed to the Borrower, the Borrower may have a legal obligation to notify one or more environmental agencies of the results, that such reporting requirements are site-specific, and are to be evaluated by the Borrower without advice or assistance from the Agent.

In each instance, the Agent will give the Borrower reasonable advance notice before entering the Premises or any other place the Agent is permitted to enter under this Section 6.17.  The Agent will make reasonable efforts to avoid
------------
interfering with the Borrower's use of the Premises or any other property in exercising any rights provided hereunder.


                                    ARTICLE 7

                BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES
        -------------------------------------------------

      7.1     Books and Records.  The Borrower shall maintain, at all
            ----------------
times, correct and complete books, records and accounts in which complete, correct and timely entries are made of its transactions in accordance with GAAP applied consistently with the audited Financial Statements required to be delivered pursuant to Section
                                                          -------
7.2(a).  The Borrower shall, by means of appropriate entries,
-----
reflect in such accounts and in all Financial Statements proper liabilities and reserves for all taxes and proper provision for depreciation and amortization of property and bad debts, all in accordance with GAAP.  The Borrower shall maintain at all times books and records pertaining to the Collateral in such detail, form and scope as the Agent or any Lender shall reasonably require, including, but not limited to, records of (a) all payments received and all credits and extensions granted with respect to the Accounts; (b) the return, rejections, repossession, stoppage in transit, loss, damage, or destruction of any Inventory; and (c) all other dealings affecting the Collateral.

      7.2     Financial Information.  The Borrower shall promptly
            ----------------------
furnish to each Lender, all such financial information as the Agent or any
Lender shall reasonably request, and notify its auditors and accountants that the Agent, on behalf of the Lenders, is authorized to obtain such information directly from them.  Without limiting the foregoing, the Borrower will furnish to the Agent, in sufficient copies for distribution by the Agent to each Lender, in such detail as the Agent or the Lenders shall reasonably request, the following:

              (a)   As soon as available, but in any event not later than ninety
(90) days after the close of each Fiscal Year, audited balance sheets, and statements of income and expense, cash flow and of stockholders' equity for the Borrower for such Fiscal Year, and the accompanying notes thereto, setting forth in each case in comparative form figures for the previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and the results of operations of the Borrower as at the date thereof and for the Fiscal Year then ended, and prepared in accordance with GAAP. Such statements shall be examined in accordance with generally accepted auditing standards by, and accompanied by a report thereon unqualified as to scope of, Deloitte & Touche LLP or other independent certified public accountants selected by the Borrower and reasonably satisfactory to the Agent. The Borrower, simultaneously with retaining such independent public accountants to conduct such annual audit, shall send a letter to such accountants, with a copy to the Agent and the Lenders, notifying such accountants that one of the primary purposes for retaining such accountants' services and having audited financial statements prepared by them is for use by the Agent and the Lenders. The Borrower hereby authorizes the Agent to communicate directly with its certified public accountants and, by this provision, authorizes those accountants to disclose to the Agent any and all financial statements and other supporting financial documents and schedules relating to the Borrower and to discuss directly with the Agent the finances and affairs of the Borrower.

              (b)   As soon as available, but in any event not later than thirty
(30) days after the end of each fiscal month, unaudited balance sheets of the
Borrower as at the end of such month, and unaudited statements of income and expense and cash flow for the Borrower for such month and for the period from the beginning of the Fiscal Year to the end of such month, all in reasonable detail, fairly presenting the financial position and results of operations of the Borrower as at the date thereof and for such periods, and prepared in accordance with GAAP applied consistently with the audited Financial Statements required to be delivered pursuant to Section 7.2(a).  The Borrower shall certify by a certificate signed
-------------
by its chief financial officer that all such statements have been prepared in accordance with GAAP and present fairly, subject to normal year-end adjustments, the Borrower's financial position as at the dates thereof and its results of operations for the periods then ended.

              (c)   As soon as available, but in any event not later than forty-
five (45) days after the close of each fiscal quarter other than the fourth quarter of a Fiscal Year, unaudited balance sheets of the Borrower as at the end of such quarter, and unaudited statements of income and expense and statement of cash flows for the Borrower for such quarter and for the period from the beginning of the Fiscal Year to the end of such quarter, all in reasonable detail, fairly presenting the financial position and results of operation of the
Borrower as at the date thereof and for such periods, prepared in accordance with GAAP consistent with the audited Financial Statements required to be delivered pursuant to Section 7.2(a).  The Borrower shall certify by a certificate signed
--------------
by its chief financial officer that all such statements have been prepared in accordance with GAAP and present fairly, subject to normal year-end adjustments, the Borrower's financial position as at the dates thereof and its results of operations for the periods then ended.

              (d)   With each of the audited Financial Statements delivered
pursuant to Section 7.2(a), a certificate of the
                      --------------
independent certified public accountants that examined such statement to the effect that they have reviewed and are familiar with this Agreement and that, in examining such Financial Statements, they did not become aware of any fact or condition which then constituted a Default or Event of Default, except for those, if any, described in reasonable detail in such certificate.

              (e)   With each of the annual audited Financial Statements
delivered pursuant to Section 7.2(a), and within forty-
                                --------------
five (45) days after the end of each fiscal quarter, a certificate of the chief financial officer of the Borrower (i) setting forth in reasonable detail the calculations required to establish that the Borrower was in compliance with the covenants set forth in Sections
                                                         --------
9.22 through 9.26 during the period covered in such Financial
----         ----
Statements and as at the end thereof, and (ii) stating that, except as explained in reasonable detail in such certificate, (A) all of the representations and warranties of the Borrower contained in this Agreement and the other Loan
Documents are correct and complete in all material respects as at the date of such certificate as if made at such time, (B) the Borrower is, at the date of such certificate, in compliance in all material respects with all of its respective covenants and agreements in this Agreement and the other Loan
Documents, (C) no Default or Event of Default then exists or existed during the period covered by such Financial Statements, (D) describing and analyzing in reasonable detail all material trends, changes, and developments in each and all
Financial Statements; and (E) explaining the variances of the figures in the corresponding budgets and prior Fiscal Year financial statements.  If such certificate discloses that a representation or warranty is not correct or complete, or that a covenant has not been complied with, or that a Default or
Event of Default existed or exists, such certificate shall set forth what action the Borrower has taken or proposes to take with respect thereto.

              (f) No sooner than 60 days and not less than 30 days prior to the beginning of each Fiscal Year, annual forecasts (to include forecasted balance sheets, statements of income and expenses and statements of cash flow) for the Borrower as at the end of and for each fiscal month of such Fiscal Year.

              (g) Promptly after filing with the PBGC and the IRS, a copy of each annual report or other filing filed with respect to each ERISA Plan of the Borrower.

              (h) Promptly upon the filing thereof, copies of all reports, if any, to or other documents filed by the Borrower with the Securities and Exchange Commission under the Exchange Act, and all reports, notices, or statements sent or received by the Borrower to or from the holders of any equity interests of the Borrower (other than routine non-material correspondence sent by shareholders of the Borrower to the Borrower) or of any Debt for Borrowed
Money of the Borrower registered under the Securities Act of 1933 or to or from the trustee under any indenture under which the same is issued.

              (i) As soon as available, but in any event not later than 15 days after the Borrower's receipt thereof, a copy of all management reports and management letters prepared for the Borrower by Deloitte & Touche LLP or any other independent certified public accountants of the Borrower.
               (j) Promptly after filing with the IRS, a copy of each tax return filed by the Borrower.

              (k) As promptly as practicable with respect to the period commencing on and at all times after the Closing Date, all filings with the Bankruptcy Court by any Person, all notices of hearings, all reports with respect to Claims (as defined in the Plan of Reorganization), all reports from the disbursing agent under the Plan of Reorganization and copies of all other materials relating to any matter over which the Bankruptcy Court has retained jurisdiction.

              (l) Such additional information as the Agent and/or any Lender may from time to time reasonably request regarding the financial and business affairs of the Borrower, including, without limitation, projections of future operations and information relating to the Plan of Reorganization and all claims and proceedings in connection therewith.

      7.3     Notices to the Lenders.  The Borrower shall notify the
            ----------------------
Agent, in writing of the following matters at the following times:

              (a) Immediately after becoming aware of any Default or Event of Default.

              (b) Immediately after becoming aware of the assertion by the holder of any capital stock of the Borrower or of any Debt that a default exists with respect thereto or that the Borrower is not in compliance with the terms thereof, or the threat or commencement by such holder of any enforcement action because of such asserted default or non-compliance.

              (c) Immediately after becoming aware of any material adverse change in the Borrower's property, business, operations, or condition (financial or otherwise).

              (d) Immediately after receipt of any written notice of (i) any pending or threatened action, suit, proceeding, or counterclaim by any Person which may have a Material Adverse Effect, or (ii) any pending or threatened investigation by a Governmental Authority (other than routine and ordinary inspections).

              (e) Immediately after becoming aware of any pending or threatened strike, work stoppage, unfair labor practice claim, or other labor dispute affecting the Borrower in a manner which could reasonably be expected to have a Material Adverse Effect.

              (f) Immediately after becoming aware of any violation of any law, statute, regulation, or ordinance of a Governmental Authority affecting the Borrower which could reasonably be expected to have a Material Adverse Effect.

              (g) Immediately after receipt of any written notice of any violation by the Borrower of any Environmental Law which could reasonably be expected to have a Material Adverse Affect or that any Governmental Authority has asserted that the Borrower thereof is not in compliance in any material respect with any Environmental Law or is investigating the Borrower's compliance therewith other than routine and ordinary inspections.

              (h) Immediately after receipt of any written notice that the Borrower is or may be liable to any Person as a result of the Release or threatened Release of any Contaminant or that the Borrower is subject to investigation by any Governmental Authority evaluating whether any remedial action is needed to respond to the Release or threatened Release of any Contaminant which, in either case, is reasonably likely to give rise to liability in excess of $5,000,000.

              (i) Immediately after receipt of any written notice of the imposition of any Environmental Lien against any property of the Borrower.
              (j) Any change in the Borrower's name, state of incorporation, or form of organization, trade names under which the Borrower will sell
Inventory or create Accounts, or to which instruments in payment of Accounts may be made payable, in each case at least thirty (30) days prior thereto.

              (k)   Within ten (10) Business Days after the Borrower or any
ERISA Affiliate knows or receives notice, that an ERISA Event or a prohibited transaction (as defined in Sections 406 of ERISA and 4975 of the Code) has occurred, and, when known, any action taken or threatened by the IRS, the DOL or the PBGC with respect thereto.

              (l) Upon request, or, in the event that such filing reflects a significant change (as reasonably determined by the Borrower) with respect to the matters covered thereby, within ten (10) days after the filing thereof with the PBGC, the DOL or the IRS, as applicable, copies of the following: (i) each annual report (form 5500 series), including Schedule B thereto, filed with the PBGC, the DOL or the IRS with respect to each ERISA Plan, (ii) a copy of each funding waiver request filed with the PBGC, the DOL or the IRS with respect to any ERISA Plan and all communications received by the Borrower or any ERISA
Affiliate from the PBGC, the DOL or the IRS with respect to such request, and
(iii) a copy of each other filing or notice filed with the PBGC, the DOL or the IRS, with respect to each ERISA Plan of either Borrower or any ERISA Affiliate.

              (m)   Upon request, copies of each actuarial report for any ERISA
Plan or Multi-employer Plan and annual report for any Multi-employer Plan; and within ten (10) days after receipt thereof by the Borrower or any ERISA
Affiliate, copies of the following: (i) any notices of the PBGC's intention to terminate an ERISA Plan or to have a trustee appointed to administer such ERISA
Plan; (ii) any favorable or unfavorable determination letter from the IRS regarding the qualification of an ERISA Plan under Section 401(a) of the Code;
or (iii) any notice from a Multi-employer Plan regarding the imposition of withdrawal liability.

              (n) Within ten (10) days after (i) the Borrower has knowledge or should have knowledge that any changes in the benefits of any existing ERISA
Plan have increased the Borrower's annual costs with respect thereto, (ii) the establishment of any new ERISA Plan or the commencement of contributions to any ERISA Plan to which the Borrower or any ERISA Affiliate was not previously contributing; or (iii) any failure by the Borrower or any ERISA Affiliate to make a required installment or any other required payment under Section 412 of the Code on or before the due date for such installment or payment.

              (o)   Within ten (10) days after the Borrower or any ERISA
Affiliate knows or receives notice that any of the following events has or will occur: (i) a Multi-employer Plan has been or will be terminated; (ii) the administrator or plan sponsor of a Multi-employer Plan intends to terminate a Multi-employer Plan; or (iii) the PBGC has instituted or will institute proceedings under Section 4042 of ERISA to terminate a Multi-employer Plan.

      Each notice given under this Section shall describe the subject matter thereof in reasonable detail, and shall set forth the action that the Borrower or any ERISA Affiliate, as applicable, has taken or proposes to take with respect thereto.


                                    ARTICLE 8

                     GENERAL WARRANTIES AND REPRESENTATIONS
              -------------------------------------

      The Borrower warrants and represents to the Agent and the Lenders that except as hereafter disclosed to and accepted by the Agent and the Majority
Lenders in writing:

      8.1     Authorization, Validity, and Enforceability of this
            ---------------------------------------------------
Agreement and the Loan Documents.  The Borrower has the corporate

--------------------------------
power and authority to execute, deliver and perform this Agreement and the other
Loan Documents, to incur the Obligations, and to grant to the Agent Liens upon and security interests in the Collateral.  The Borrower has taken all necessary corporate action (including without limitation, obtaining approval of its stockholders if necessary) to authorize its execution, delivery, and performance of this Agreement and the other Loan Documents.  This Agreement and the other
Loan Documents have been duly executed and delivered by the Borrower, and constitute the legal, valid and binding obligations of the Borrower, enforceable against it in accordance with their respective terms.  The Borrower's execution, delivery, and performance of this Agreement and the other Loan Documents do not and will not conflict with, or constitute a violation or breach of, or constitute a default under, or result in the creation or imposition of any Lien upon the property of the Borrower by reason of the terms of (a) any material contract, mortgage, Lien, lease, agreement, indenture, or instrument to which the Borrower is a party or which is binding upon it, (b) any Requirement of Law applicable to the Borrower, or (c) the certificate or articles of incorporation or by-laws of the Borrower as each has been amended pursuant to the Plan of
Reorganization, copies of which amendments have been delivered to the Agent and the Lenders.

      8.2     Validity and Priority of Security Interest.  The
            ------------------------------------------
provisions of this Agreement, the Mortgage(s), and the other Loan Documents create legal and valid Liens on all the Collateral in favor of the Agent, for the ratable benefit of the Agent and the Lenders, and, when financing statements have been filed and the Mortgages recorded in the appropriate offices in the appropriate locations, such Liens will constitute perfected and continuing Liens on all the Collateral, having priority over all other Liens on the Collateral, except Permitted Liens described in clause (i) of the definition of "Permitted
Liens" and Permitted Liens if and to the extent that such Permitted Liens constitute prior Liens under any Requirement of Law and, in the case of Real
Estate, Permitted Liens described in clause (vi) of the definition of "Permitted
Liens", securing all the Obligations, and enforceable against the Borrower and all third parties.

      8.3     Organization and Qualification.  The Borrower (a) is
            ------------------------------
duly incorporated and organized and validly existing in good standing under the laws of the state of its incorporation, (b) is qualified to do business as a foreign corporation and is in good standing in the jurisdictions set forth on
Schedule 8.3 which are
                                           ------------
the only jurisdictions in which qualification is necessary in order for it to own or lease its property and conduct its business, except where the failure so to qualify and to be in good standing would not constitute a Material Adverse
Effect and (c) has all requisite power and authority to conduct its business and to own its property.

      8.4     Corporate Name; Prior Transactions.  Except as
            ----------------------------------
disclosed on Schedule 8.4, the Borrower has not, during the past
             ------------
five (5) years, been known by or used any other corporate or fictitious name, or been a party to any merger or consolidation, or acquired all or substantially all of the assets of any Person, or acquired any of its property outside of the ordinary course of business.

      8.5     Subsidiaries and Affiliates.  Schedule 8.5 is a correct
            ---------------------------  ------------
and complete list of the name and relationship to the Borrower of each and all of the Borrower's Affiliates of which the Borrower is aware.  The Borrower has no Subsidiaries.
       8.6     Financial Statements and Projections.   The Borrower
            -------------------------------------
has delivered to the Agent and the Lenders the audited balance sheet and related statements of income, retained earnings, cash flows, and changes in stockholders equity for the Borrower as of November 3, 1996, and for the Fiscal Year then ended, accompanied by the report thereon of the Borrower's independent certified public accountants, Deloitte & Touche LLP.  The Borrower has also delivered to the Agent and the Lenders the unaudited balance sheet and related statements of income and cash flows for the Borrower as of May 4, 1997.  Such financial statements are attached hereto as Exhibit C.  All such financial statements have been prepared in
---------
accordance with GAAP and present accurately and fairly the financial position of the Borrower as at the dates thereof and their results of operations for the periods then ended.

              (b) The Latest Projections when submitted to the Lenders as required herein represent the Borrower's best estimate of the future financial performance of the Borrower for the periods set forth therein. The Latest
Projections have been prepared on the basis of the assumptions set forth therein, which the Borrower believes are fair and reasonable in light of current and reasonably foreseeable business conditions at the time submitted to the Lender.

              (c)   The pro forma balance sheet of the Borrower as at June 29,
1997, attached hereto as Schedule 8.6(c), presents fairly
                                 ---------------
and accurately the Borrower's financial condition as at such date assuming the transactions contemplated hereby and by the Plan of Reorganization had occurred on such date and the Closing Date had been such date, and has been prepared in accordance with GAAP.

      8.7     Capitalization.  On the Effective Date and after giving
            --------------
effect to the consummation of the transactions contemplated by the Plan of
Reorganization, the Borrower's authorized capital stock consists of 10,000,000 shares of common stock, par value $0.01  per share, of which approximately
4,300,000 shares will be distributed to holders of "allowed general unsecured claims" pursuant to the Plan of Reorganization.

      8.8     Solvency.  The Borrower is Solvent prior to and after
            --------
giving effect to the making of the Term Loans and the Revolving Loans to be made on the Closing Date and the issuance of the Letters of Credit to be issued on the Closing Date, and shall remain Solvent during the term of this Agreement.

      8.9     Debt.  After giving effect to the making of the Term
            ----
Loans and the Revolving Loans to be made and to the issuance of the Letters of
Credit to be issued on the Closing Date, the Borrower has no Debt, except (a)
the Obligations, (b) Debt to be paid in accordance with the Plan of
Reorganization which is described on Schedule 8.9, and (c) trade payables, administrative expenses and
------------
contractual obligations arising in the ordinary course of business after the date of the Confirmation Order.

      8.10    Distributions.  Since January 1, 1993, no Distribution
            -------------
has been declared, paid, or made upon or in respect of any capital stock or other securities of the Borrower.

      8.11    Title to Property.      The Borrower has good and
            -----------------
marketable title in fee simple to its real property listed in Schedule 8.12 hereto, and the Borrower has good, indefeasible, and
-------------
merchantable title to all of its other property (including, without limitation, the assets reflected on the most recent Financial Statements delivered to the
Agent and the Lenders, except as disposed of in the ordinary course of business since the date thereof), free of all Liens except Permitted Liens.

      8.12    Real Estate; Leases.  Schedule 8.12 sets forth a
            -------------------   -------------
correct and complete list of all Real Estate owned by the Borrower as of the
Closing Date, all leases and subleases of real or personal property by the
Borrower as lessee or sublessee, and all leases and subleases of real or personal property by the Borrower as lessor or sublessor.  Except as disclosed on Schedule 8.12, each
                                               ------------
of such leases and subleases is valid and enforceable in accordance with its terms and is in full force and effect, and no default by any party to any such lease or sublease exists.

      8.13    Proprietary Rights.  Schedule 8.13 sets forth a correct
            ------------------  -------------
and complete list of all of the Borrower's Proprietary Rights.  None of the
Proprietary Rights is subject to any licensing agreement or similar arrangement except as set forth on Schedule

                                                       ---------
8.13.  To the best of the Borrower's knowledge, none of the
----
Proprietary Rights infringes on or conflicts with any other Person's property, and no other Person's property infringes on or conflicts with the Proprietary
Rights.  The Proprietary Rights described on Schedule 8.13 constitute all of the property of such
             -------------
type necessary to the current and anticipated future conduct of the Borrower's business.

      8.14    Trade Names and Terms of Sale.  All trade names under
            -----------------------------
which the Borrower will sell Inventory or create Accounts, or to which instruments in payment of Accounts may be made payable, are listed on Schedule
8.14.
          -------------

      8.15    Litigation.  Except as set forth on Schedule 8.15,
            ----------                          -------------
there is no pending or (to the best of the Borrower's knowledge) threatened, action, suit, proceeding, or counterclaim by any Person, or investigation by any
Governmental Authority, or any basis for any of the foregoing, which could reasonably be expected to cause a Material Adverse Effect.

      8.16    Restrictive Agreements.  The Borrower is not a party to
            ----------------------
any contract or agreement, or subject to any charter or other corporate restriction, which affects its ability to execute, deliver, and perform the Loan
Documents and repay the Obligations or which materially and adversely affects or, insofar as the Borrower can reasonably foresee, could reasonably be expected to materially and adversely affect, the property, business, operations, or condition (financial or otherwise) of the Borrower, or would in any respect cause a Material Adverse Effect.

      8.17    Labor Disputes.  Except as set forth on Schedule 8.17,
            --------------                         -------------
(a) there is no collective bargaining agreement or other labor contract covering employees of the Borrower, (b) no such collective bargaining agreement or other labor contract is scheduled to expire during the term of this Agreement, (c) no union or other labor organization is seeking to organize, or to be recognized as, a collective bargaining unit of employees of the Borrower or for any similar purpose, and (d) there is no pending or (to the best of the Borrower's knowledge) threatened, strike, work stoppage, material unfair labor practice claim, or other material labor dispute against or affecting the Borrower or its employees.

      8.18    Environmental Laws.  Except as otherwise disclosed on
            ------------------
Schedule 8.18:
-------------

              (a) The Borrower has complied in all material respects with all Environmental Laws applicable to its Premises and business, and neither the Borrower nor any of its present Premises or operations, nor, to the best of Borrower's knowledge, its past property or operations, is subject to any enforcement order from or liability agreement with any Governmental Authority or private Person respecting (i) compliance with any Environmental Law or (ii) any potential liabilities and costs or remedial action arising from the Release or threatened Release of a Contaminant.

              (b) The Borrower has obtained all material permits necessary for its current operations under Environmental Laws, and all such permits are in good standing and the Borrower is in compliance in all material respects with all terms and conditions of such permits.

              (c) Neither the Borrower nor, to the best of the Borrower's knowledge, any of its predecessors in interest, has, in violation of applicable law, stored, treated or disposed of any hazardous waste on any Premises, as defined pursuant to 40 CFR Part 261 or any equivalent Environmental Law.

              (d) The Borrower has not received any summons, complaint, order or similar written notice that it is not currently in compliance with, or that any Governmental Authority is investigating (other than periodic and ordinary inspections) its compliance with, any Environmental Laws or that it is or may be liable to any other Person as a result of a Release or threatened Release of a Contaminant.

              (e) None of the present or, to the best of Borrower's knowledge, past operations of the Borrower is the subject of any investigation by any Governmental Authority evaluating whether any remedial action is needed to respond to a Release or threatened Release of a Contaminant.

              (f) There is not now, nor to the best of the Borrower's knowledge has there ever been on or in the Premises:

              (i)         any underground storage tanks or surface impoundments,

              (ii)        any asbestos-containing material, or

              (iii) any polychlorinated biphenyls (PCB's) used in hydraulic oils, electrical transformers or other equipment.

              (g) The Borrower has not filed any notice under any requirement of Environmental Law reporting a material spill or material accidental and unpermitted release or discharge of a Contaminant into the environment.

              (h) The Borrower has not entered into any negotiations or settlement agreements with any Person (including, without limitation, the prior owner of its property) imposing material obligations or liabilities on the Borrower with respect to any remedial action in response to the Release of a Contaminant or environmentally related claim.

              (i) None of the products manufactured, distributed or sold by the Borrower contains asbestos containing material.

              (j)   No Environmental Lien has attached to any Premises of the
Borrower.
      8.19    No Violation of Law.  The Borrower is not in violation
            -------------------
of any law, statute, regulation, ordinance, judgment, order, or decree applicable to it which violation could reasonably be expected to have a Material
Adverse Effect.

      8.20    No Default.  The Borrower is not in default with
            ----------
respect to any note, indenture, loan agreement, mortgage, lease, deed, or other agreement to which the Borrower is a party or by which it is bound, which default could reasonably be expected to have a Material Adverse Effect.

      8.21    ERISA Compliance.  Except as specifically disclosed in
            ----------------
Schedule 8.21:
-------------

              (a) Each ERISA Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each ERISA Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of the Borrower, nothing has occurred which would cause the loss of such qualification. The Borrower and each ERISA Affiliate has made all required contributions to any ERISA Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any ERISA
Plan.

              (b) There are no pending or, to the best knowledge of Borrower, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any ERISA Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any ERISA Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

              (c) (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) no Pension Plan has any Unfunded Pension Liability; (iii) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any material liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multi-employer
Plan; and (v) neither the Borrower nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

      8.22    Taxes.  Except as disclosed in Schedule 8.22, the
            -----                          -------------
Borrower has filed all Federal and other tax returns and reports required to be filed, and has paid all taxes shown to be due and payable on such returns and reports and has paid all Federal and other taxes, assessments, fees and other governmental charges levied or imposed upon it or its properties, income or assets otherwise due and payable other than any such taxes, assessments, fees and other charges, the non-payment of which is permitted by Section 9.1.
-----------

      8.23    Regulated Entities.  None of the Borrower or any Person
            ------------------
controlling the Borrower is an "Investment Company" within the meaning of the
Investment Company Act of 1940.  The Borrower is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the
Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur indebtedness.
       8.24    Use of Proceeds; Margin Regulations.  The proceeds of
            -----------------------------------
the Loans and other extensions of credit hereunder will be used by the Borrower to fund the Plan of Reorganization, to pay the fees and expenses of the Borrower in connection with this Agreement and the transactions contemplated hereby and for general working capital and corporate purposes.  The Borrower is not engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

      8.25    Copyrights, Patents, Trademarks and Licenses, etc.  The
            ------------------------------------------------
Borrower  owns or is licensed or otherwise has the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of its businesses, without conflict with the rights of any other
Person.  To the best knowledge of the Borrower, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Borrower infringes upon any rights held by any other Person.  No claim or litigation regarding any of the foregoing is pending or threatened, and, to the knowledge of the Borrower, no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect.

      8.26    No Material Adverse Change.  No Material Adverse Effect
            -------------------------
has occurred since the date of the Financial Statements referred to in Section
8.6(c).
   --------------

      8.27    Full Disclosure.  None of the representations or
            ---------------
warranties made by the Borrower in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Borrower in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of the Borrower to the Lenders prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

      8.28    Material Agreements.  Schedule 8.28 hereto sets forth
            -------------------   -------------
all material agreements and contracts to which the Borrower is a party or is bound as of the date hereof.

      8.29    Bank Accounts.  Schedule 8.29 contains a complete and
            -------------   -------------
accurate list of all bank accounts maintained by the Borrower with any bank or other financial institution.

      8.30    Governmental Authorization.  No approval, consent,
            --------------------------
exemption, authorization, or other action by, or notice to, or filing with, any
Governmental Authority or other person is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the
Borrower of this Agreement or any other Loan Document, except for filings necessary to perfect the Agent's Lien on the Collateral.

      8.31    Reorganization Matters.  Attached hereto as Schedule
            ----------------------                      --------
8.31 is a certified copy of the order of the Bankruptcy Court
----
confirming the Plan of Reorganization and such Plan of Reorganization and the order of confirmation entered pursuant thereto have not been amended or modified in any material respect and no conditions contained therein to their effectiveness have been waived by the Borrower and such order has become a Final
Order.  Simultaneously with the making of the initial Loans and the issuance of
Letters of Credit on the Closing Date, the Effective Date will occur.  Cash payments to holders of general unsecured claims, secured claims (other than for payments of principal and interest) and priority claims (other than administrative claims) and to officers and employees in respect of confirmation bonuses or success fees in connection with the Plan of Reorganization shall not exceed $4,300,000.


                                    ARTICLE 9

                       AFFIRMATIVE AND NEGATIVE COVENANTS
               -----------------------------------

      The Borrower covenants to the Agent and each Lender that, so long as any of the Obligations remain outstanding or this Agreement is in effect:

      9.1     Taxes and Other Obligations.  The Borrower shall
            ---------------------------
(a) file when due all tax returns and other reports which it is required to file; (b) pay, or provide for the payment, when due, of all taxes, fees, assessments and other governmental charges against it or upon its property, income and franchises, make all required withholding and other tax deposits, other than any inadvertent nonpayment of an immaterial amount, and establish adequate reserves for the payment of all such items, and provide to the Agent and the Lenders, upon request, satisfactory evidence of its timely compliance with the foregoing; and (c) pay when due all Debt owed by it and all claims of materialmen, mechanics, carriers, warehousemen, landlords and other like
Persons, and all other indebtedness (including without limitation all trade payables) owed by it and perform and discharge in a timely manner all other obligations undertaken by it, other than any inadvertent nonpayment of an immaterial amount; provided, however, the Borrower need not pay any tax, fee, assessment, governmental charge, Debt, claim or other indebtedness that (i) it is contesting in good faith by appropriate proceedings diligently pursued and
(ii) the Borrower has established proper reserves for as provided in GAAP;
provided further, however, that the Agent shall be entitled to establish reserves from Availability for any and all Liens in an amount greater then
$100,000 (individually or in the aggregate) for taxes, fees, assessments, governmental charges, Debts, claims or other indebtedness resulting from such non-payment.

      9.2     Corporate Existence and Good Standing.  The Borrower
            -------------------------------------
shall maintain its corporate existence and its qualification and good standing in all jurisdictions in which the failure to maintain such existence and qualification or good standing could reasonably be expected to have a material adverse effect on the Borrower's property, business, operations, prospects, or condition (financial or otherwise).

      9.3     Compliance with Law and Agreements; Maintenance of
            ---------------------------------------------------
Licenses.  The Borrower shall comply in all material respects with


---------
all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act).  The
Borrower shall obtain and maintain all licenses, permits, franchises, and governmental authorizations necessary to own its property and to conduct its business as conducted on the Closing Date, except to the extent that failure to do any of the foregoing would not constitute a Material Adverse Effect.  The
Borrower shall not modify, amend or alter its certificate or article of incorporation other than in a manner which does not adversely affect the rights of the Lenders or the Agent.
      9.4     Maintenance of Property.  The Borrower shall maintain
            -----------------------
all of its property necessary and useful in the conduct of its business, in good operating condition and repair, ordinary wear and tear excepted, and in the ordinary course of its business.

      9.5     Insurance. (a)  The Borrower shall maintain, with
            ---------
financially sound and reputable insurers having a rating of at least A-VII or better by Best Rating Guide, insurance against such hazards or of such types as is customary for Persons engaged in the same or similar business, in amounts, and under policies reasonably acceptable to the Agent and the Majority Lenders.
Without limiting the foregoing, the Borrower shall also maintain flood insurance, in the event of a designation of the area in which any Real Estate covered by the Mortgages and any of the Equipment and Inventory located on such
Real Estate is located as "flood prone" or a "flood risk area," (hereinafter
"SFHA") as defined by the Flood Disaster
                          ----
Protection Act of 1973, in an amount to be reasonably determined by the Agent, and shall comply with the additional requirements of the National Flood
Insurance Program as set forth in said Act.  The Borrower shall also maintain flood insurance for any material amount of its Inventory and Equipment which is, at any time, located in a SFHA.

              (b) The Borrower shall cause the Agent, for the ratable benefit of the Agent and the Lenders, to be named in each such policy as secured party or mortgagee and loss payee or additional insured, in a manner reasonably acceptable to the Agent. Each policy of insurance shall contain a clause or endorsement requiring the insurer to give not less than thirty (30) days' prior written notice to the Agent in the event of cancellation of the policy for any reason whatsoever and a clause or endorsement stating that the interest of the Agent shall not be impaired or invalidated by any act or neglect of the Borrower or the owner of any premises for purposes more hazardous than are permitted by such policy. All premiums for such insurance shall be paid by the Borrower when due, and certificates of insurance and, if requested by the Agent or any Lender, photocopies of the policies, shall be delivered to the Agent, in each case in sufficient quantity for distribution by the Agent to each of the Lenders. If the Borrower fails to procure such insurance or to pay the premiums therefor when due, the Agent may, and at the direction of the Majority Lenders shall, do so from the proceeds of Revolving Loans.

              (c) The Borrower shall promptly notify the Agent and the Lenders of any loss, damage, or destruction to the Collateral arising from its use, whether or not covered by insurance. The Agent is hereby authorized to collect all insurance proceeds directly, and to apply or remit them as follows:

              (i) With respect to insurance proceeds relating to property other than Collateral, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall promptly remit to the Borrower such proceeds.

              (ii)        With respect to insurance proceeds relating to
Collateral other than Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds, ratably, to the reduction of the
Obligations in the order provided for in Section 4.8.
                -----------

              (iii) With respect to insurance proceeds relating to Collateral consisting of Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof,
(i) the Borrower may, so long as no Event of Default has occurred and is continuing, use such proceeds, or any part thereof, to replace, repair, restore or rebuild any relevant Equipment having an orderly liquidation value immediately prior to the loss, damage or destruction thereof of no greater than $500,000 in the aggregate in any Fiscal Year or $2,500,000 in the aggregate during the term of this Agreement and (ii) in all other cases, the Agent (A) shall apply such proceeds, ratably, to the reduction of the Term Loans (applying such proceeds ratably to the installments of the Term Loans in the inverse order of maturity) or (B) at the option of the Majority Lenders, may permit or require the Borrower to use such money, or any part thereof, to replace, repair, restore or rebuild the relevant Fixed Assets in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the loss, damage or destruction.

      9.6     Condemnation. (a) The Borrower shall, promptly after
            ------------
receipt of written notice of the institution of any proceeding for the condemnation or other taking of any of its property, notify the Agent of the pendency of such proceeding, and agrees that the Agent may participate in any such proceeding, and the Borrower from time to time will deliver to the Agent all instruments reasonably requested by the Agent to permit such participation.

              (b) The Agent is hereby authorized to collect the proceeds of any condemnation claim or award directly, and to apply or remit them as follows:

              (i) With respect to condemnation proceeds relating to property other than Collateral, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall remit to the Borrower such proceeds.

              (ii)        With respect to condemnation proceeds relating to
Collateral other than Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds, ratably, to the reduction of the
Obligations in the order provided for in Section 4.8.
                      -----------

              (iii) With respect to condemnation proceeds relating to Collateral consisting of Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds, ratably, to the reduction of the Term Loans
(applying such proceeds ratably to the installments of the Term Loans in the inverse order of maturity), or at the option of the Majority Lenders, may permit or require the Borrower to use such money, or any part thereof, to replace, repair, restore or rebuild the relevant Fixed Assets in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the condemnation.

      9.7     Environmental Laws. (a)  The Borrower shall conduct its
            ------------------
business in compliance in all material respects with all Environmental Laws applicable to it, including, without limitation, those relating to the generation, handling, use, storage, and disposal of any Contaminant.  The
Borrower shall take prompt and appropriate action to respond to any material non-compliance with Environmental Laws and shall regularly report to the Agent on such response.

              (b)   Without limiting the generality of the foregoing, the
Borrower shall submit to the Agent and the Lenders annually, commencing on the first Anniversary Date, and on each Anniversary Date thereafter, an update of the status of each environmental compliance or liability issue that must be reported pursuant to the last sentence of Section 9.7(a).  The Agent or any
Lender may
                 -------------
request copies of technical reports prepared by the Borrower and its communications with any Governmental Authority to determine whether the Borrower is proceeding reasonably to correct, cure or contest in good faith any alleged non-compliance or environmental liability.  The Borrower shall, at the Agent's or the Majority Lenders' request and at the Borrower's expense, (a) retain an independent environmental engineer acceptable to the Agent  to evaluate the
Borrower's compliance or non-compliance in all material respects with all
Environmental Laws, including tests if appropriate, where the non-compliance or alleged non-compliance with Environmental Laws has occurred and prepare and deliver to the Agent, in sufficient quantity for distribution by the Agent to the Lenders, a report setting forth the results of such evaluation, a proposed plan for responding to any environmental problems described therein, and an estimate of the costs thereof, and (b) provide to the Agent and the Lenders a supplemental report of such engineer whenever the scope of the environmental problems, or the response thereto or the estimated costs thereof, shall change in any material respect.

      9.8     Compliance with ERISA.  The Borrower shall, and shall
            ----------------------
cause each of its ERISA Affiliates to:  (a) maintain each ERISA Plan in compliance in all material respects with the applicable provisions of ERISA, the
Code and other federal or state law; (b) cause each ERISA Plan which is intended to satisfy Section 401(a) (or, if applicable, Section 401(k)) of the Code to satisfy and to continue to satisfy such requirements; (c) make all required contributions to any ERISA Plan subject to Section 412 of the Code; (d) not engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any ERISA Plan that could reasonably be expected to have a
Material Adverse Effect; and (e) not engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

      9.9     Mergers, Consolidations or Sales.  Except in accordance
            --------------------------------
with the Plan of Reorganization, the Borrower shall not enter into any transaction of merger, reorganization, or consolidation, or transfer, sell, assign, lease, or otherwise dispose of all or any part of its property, or wind up, liquidate or dissolve, or agree to do any of the foregoing, except (i) for sales of Inventory in the ordinary course of its business and (ii) for sales or other dispositions of Equipment in the ordinary course of business that are obsolete or no longer useable by Borrower in its business as permitted by
Section 6.11.
             ------------

      9.10    Distributions; Capital Change; Restricted Investments.
            -----------------------------------------------------
The Borrower shall not (i) directly or indirectly declare or make, or incur any liability to make, any Distribution, (ii) make any change in its capital structure which could have a Material Adverse Effect or (iii) make any
Restricted Investment.

      9.11    Transactions Affecting Collateral or Obligations.  The
            ------------------------------------------------
Borrower shall not enter into any transaction which would be reasonably expected to have a Material Adverse Effect.

      9.12    Guaranties.  The Borrower shall not make, issue, or
            ----------
 become liable on any Guaranty, except (i) Guaranties of the Obligations in favor of the Agent and (ii) Guaranties of the obligations of any other Person aggregating no more than $1,000,000 for all such Persons at any time outstanding.

      9.13    Debt.  The Borrower shall not incur or maintain any
            ----
Debt for Borrowed Money, other than:  (a) the Obligations; (b) other Debt for
Borrowed Money existing on the Closing Date and reflected on Schedule 8.9; (c)
purchase money Debt for Borrowed
             ------------
Money incurred by the Borrower to finance Capital Expenditures, MIS Expenditures and the acquisition of Property under Capital Leases subsequent to the date of this Agreement, to the extent that (i) immediately after giving effect to the incurrence of any such purchase money Debt for Borrowed Money or liability under a Capital Lease, the aggregate amount allocable to principal under all Capital
Leases for which liability is incurred during any Fiscal Year, together with the aggregate principal amount of purchase money Debt for Borrowed Money incurred during such Fiscal Year, will not exceed $1,000,000 and (ii) at the time that any such liability in respect of purchase money Debt for Borrowed Money or
Capital Leases is to be incurred, no Default or Event of Default shall have occurred and be continuing or will result therefrom and (d) extensions, renewals, replacements or refinancings of the Debt for Borrowed Money described in the preceding clause (c) on terms and conditions satisfactory to the Majority
Lenders.

      9.14    Prepayment.  The Borrower shall not voluntarily prepay
            ----------
any Debt for Borrowed Money, except the Obligations in accordance with the terms of this Agreement.

      9.15    Transactions with Affiliates.  Except as may be
            ----------------------------
required by the Plan of Reorganization, the Borrower shall not sell, transfer, distribute, or pay any money or property, including, but not limited to, any fees or expenses of any nature (including, but not limited to, any fees or expenses for management services),  to any Affiliate, or lend or advance money or property to any Affiliate, or invest in (by capital contribution or otherwise) or purchase or repurchase any stock or indebtedness, or any property, of any Affiliate, or become liable on any Guaranty of the indebtedness, dividends, or other obligations of any Affiliate, except in each case on terms that are no less favorable to the Borrower than those that might be obtained in an arm's-length transaction at the time from Persons who are not an Affiliate.
Nothing in this Section 9.15 shall prohibit payment of customary
                ------------
directors' fees and indemnities or reimbursement of reasonable expenses incurred in the ordinary course of business by any officer or director of the Borrower who is an Affiliate.

      9.16    Investment Banking and Finder's Fees.  The Borrower
            ------------------------------------
 shall not pay or agree to pay, or reimburse any other party with respect to, any investment banking or similar or related fee, underwriter's fee, finder's fee, or broker's fee to any Person in connection with this Agreement.  The
Borrower shall defend and indemnify the Agent and the Lenders against and hold them harmless from all claims of any Person that the Borrower is obligated to pay for any such fees, and all costs and expenses (including without limitation, attorneys' fees) incurred by the Agent and/or any Lender in connection therewith.

      9.17    Business Conducted.  The Borrower shall not engage
            ------------------
directly or indirectly, in any line of business other than the businesses in which the Borrower is engaged on the Closing Date; provided that the introduction of additional products or services within or related to such lines of business or the expansion of marketing areas shall not be construed to be a new line of business.

      9.18    Liens.  The Borrower shall not create, incur, assume,
            -----
or permit to exist any Lien on any property now owned or hereafter acquired by it, except Permitted Liens.

      9.19    Sale and Leaseback Transactions.   The Borrower shall
            -------------------------------
not, directly or indirectly, enter into any arrangement with any Person providing for the Borrower to lease or rent property that the Borrower has sold or will sell or otherwise transfer to such Person; provided, however, that such prohibition shall not apply to new Equipment sold and leased back within one year of acquisition in connection with a Capital Lease, subject to the limitations with respect thereto contained in Section 9.13(c).
                             ---------------
       9.20    Subsidiaries.  The Borrower shall not, directly or
            ------------
indirectly, organize, create, acquire or permit to exist any Subsidiary.

      9.21    Fiscal Year.  The Borrower shall not change its Fiscal
            -----------
Year.

      9.22    Capital Expenditures; MIS Expenditures.
            --------------------

              (a) The Borrower shall not make or incur any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital
Expenditures by the Borrower would exceed $5,000,000 during any Fiscal Year;
provided, however, that in the event that all or any part of such permitted aggregate amount is not utilized by the Borrower during any Fiscal Year, such unutilized amount may be added to the limit in respect of any subsequent year or years.

              (b) The Borrower shall not make or incur any MIS Expenditure, if after giving effect thereto, the aggregate amount of all MIS Expenditures by the Borrower would exceed $1,500,000 during any Fiscal Year; provided, however, that in the event that all or any part of such permitted aggregate amount is not utilized by the Borrower during any Fiscal Year, such unutilized amount may be added to the limit in respect of any subsequent year or years.

      9.23    Operating Lease Obligations.  The Borrower shall not
            ---------------------------
enter into, or suffer to exist, any lease of real or personal property as lessee or sublessee (other than a Capital Lease), if, after giving effect thereto, the aggregate amount of Rentals (as hereinafter defined) payable by the Borrower in any Fiscal Year in respect of such lease and all other such leases would exceed
$4,000,000 (such amount being referred to herein as "Permitted
                                                     ---------
Rentals").  The term "Rentals" means all payments due from the
-------
lessee or sublessee under a lease, including, without limitation, basic rent, percentage rent, property taxes, utility or maintenance costs, and insurance premiums.

      9.24    Adjusted Tangible Net Worth.  The Borrower will
            ---------------------------
maintain Adjusted Tangible Net Worth, determined as of the last day of each fiscal quarter, of not less than the following amounts during the following periods of time:

              Fiscal Quarter Ending                  Amount
            ---------------------                ------
              October 1997                            EDATNW minus
                                                        $4,000,000
              January 1998                            EDATNW minus
                                                        $8,300,000
              April 1998                          EDATNW minus
                                                        $3,800,000
              July 1998                               EDATNW minus
                                                        $1,300,000
              October 1998                            EDATNW minus
                                                        $3,000,000
              January 1999                            EDATNW minus
                                                        $7,300,000
              April 1999                          EDATNW minus
                                                        $3,000,000
              July 1999                               EDATNW minus
                                                          $550,000
              October 1999                            EDATNW minus
                                                        $2,000,000
              January 2000                            EDATNW minus
                                                        $6,400,000
              April 2000                          EDATNW minus
                                                        $2,275,000


      9.25    Interest Coverage Ratio.  The Borrower will maintain an
            -----------------------
Interest Coverage Ratio, determined as of the last day of each fiscal quarter on a rolling 12-month basis, of not less than the following ratios during the following periods of time:

              Fiscal Quarter Ending               Ratio
            ---------------------                 -----
              July 1997                           1.7
              October 1997                        2.1
              January 1998                        1.7
              April 1998                          2.2
              July 1998                           2.5
              October 1998                        2.5
              January 1999                        2.5
              April 1999                          2.5
              July 1999                           2.5
              October 1999 (and any
              fiscal quarter thereafter)          2.5


      9.26    Fixed Charge Coverage Ratio.  The Borrower will
            ---------------------------
maintain a Fixed Charge Coverage Ratio, determined as of the last day of each fiscal quarter on a rolling 12-month basis, of not less than the following ratios during the following periods of time:

              Fiscal Quarter Ending               Ratio
            ---------------------                 -----
              July 1997                           1.0
              October 1997                        1.0
              January 1998                        0.7
              April 1998                          0.9
              July 1998                           0.8
              October 1998                        1.1
              January 1999                        0.9
              April 1999                          0.9
              July 1999                           0.9
              October 1999 (and any
              fiscal quarter thereafter)          1.1

      9.27    Use of Proceeds.  The Borrower shall not use any
            ---------------
portion of the Loan proceeds, directly or indirectly, (i) to purchase or carry
Margin Stock, (ii) to repay or otherwise refinance indebtedness of the Borrower or others incurred to purchase or carry Margin Stock, (iii) to extend credit for the purpose of purchasing or carrying any Margin Stock, or (iv) to acquire any security in any transaction that is subject to Section 13 or 14 of the Exchange
Act.

      9.28    Plan of Reorganization.  Without the prior written
            ----------------------
consent of the Agent and the Majority Lenders, the Borrower shall not cause or permit the Plan of Reorganization to be amended or modified or waive any of the conditions contained therein in any material respect.

      9.29    Further Assurances.  The Borrower shall execute and
            ------------------
deliver, or cause to be executed and delivered, to the Agent and/or the Lenders such documents and agreements, and shall take or cause to be taken such actions, as the Agent or any Lender may, from time to time, reasonably request to carry out the terms and conditions of this Agreement and the other Loan Documents.


                                   ARTICLE 10

                              CONDITIONS OF LENDING
                      ---------------------

      10.1    Conditions Precedent to Making of Loans on the Closing
            -----------------------------------------------------
Date.  The obligation of the Lenders to make the initial Revolving
----
Loans on the Closing Date and to make the Term Loans, and the obligation of the
Agent to cause to be issued or provide Credit Support for any Letter of Credit on the Closing Date and the obligation of the Lenders to participate in Letters of Credit issued on the Closing Date or in Credit Support for any Letters of
Credit, are subject to the following conditions precedent having been satisfied in a manner reasonably satisfactory to the Agent and each Lender:

              (a) This Agreement and the other Loan Documents have been executed by each party thereto and the Borrower shall have performed and complied with all covenants, agreements and conditions contained herein and the other Loan Documents which are required to be performed or complied with by the Borrower before or on such Closing Date.

              (b)   After giving effect to (i) the Revolving Loans to be made
and the Letters of Credit to be issued on the Closing Date (including such
Revolving Loans made to finance the Facility Fee or Underwriting Fee or otherwise pursuant to Section 4.7 as
                                          --------------
reimbursement for fees, costs and expenses then payable under this Agreement)
and (ii) all payments (including all payments to be made pursuant to the Plan of
Reorganization) on the Closing Date, and after deducting (x) the aggregate amount of payments that would have been payable on the Effective Date to holders of Disputed Claims (as defined in the Plan of Reorganization) based on the
Borrower's good faith estimates (and confirmed by Agent and its counsel) of the aggregate amount of such payments to holders of Disputed Claims and (y) any deferred or unpaid administrative expenses of, or cure payments by, the
Borrower, the Borrower shall have excess Availability of no less than
$7,000,000.

              (c) All representations and warranties made hereunder and in the other Loan Documents shall be true and correct as of the Closing Date as if made on such date.

              (d)   No Default or Event of Default shall exist on the Closing
Date, or would exist after giving effect to the Loans to be made on such date.

              (e) The Agent and the Lenders shall have received such opinions of counsel for the Borrower as the Agent or any Lender shall request, each such opinion to be in a form, scope, and substance reasonably satisfactory to the Agent, the Lenders, and their respective counsel.

              (f) The Agent shall have received evidence that EBITDA shall have not been less than $14,100,000 for the thirty-week period ended June 1, 1997.

              (g) (i) The Agent and the Lenders shall have approved the Confirmation Order, (ii) the Agent and the Lenders shall have received a certified copy of the Confirmation Order and such Confirmation Order has become a Final Order, (iii) simultaneously with the making of the initial Loans and the issuance of any Letters of Credit on the Closing Date, the Effective Date will occur, (iv) the Agent and the Lenders shall have received evidence that cash payments to holders of general unsecured claims, secured claims (other than for payments of principal and interest) and priority claims (other than administrative claims) and to officers and employees in respect of confirmation bonuses or success fees in connection with the Plan of Reorganization shall not exceed $4,300,000 and (v) the Borrower's Plan of Reorganization and order of confirmation entered pursuant thereto shall have not been amended or modified in any material respect or any conditions contained therein been waived by Borrower.

              (h) The Agent shall have received an ALTA title policy by a title insurance company satisfactory to Agent in an amount and in form and substance acceptable to Agent, insuring that the Mortgages constitute valid, first priority record Liens in favor of the Agent in the Premises covered thereby, with no exceptions other than Permitted Liens and such exceptions as may be acceptable to the Agent in its sole discretion.

              (i)   The Agent shall have received an order of the Bankruptcy
Court in form and substance satisfactory to Agent authorizing and approving
Borrower's execution, deliver and performance of this Agreement and the payment of fees and expenses in connection herewith.

              (j) The Agent and the Lenders shall be satisfied with the results of a meeting with new management (if a change occurs in connection with the Plan of Reorganization).

              (k)   The Agent shall have received:

              (i) financing statements prepared for filing under the UCC of all jurisdictions that the Agent may deem necessary or desirable in order to perfect the Agent's Lien (which financing statements shall have been delivered to a filing service acceptable to the Agent so that filing thereof with the appropriate Governmental Authorities can occur concurrently with the initial
Borrowing hereunder); and

              (ii) UCC-3 Termination Statements, duly executed by the Senior Secured Note Trustee, The CIT Group/Equipment Financing, Inc. and General
Electric Capital Corporation, and such other instruments, in form and substance satisfactory to the Agent, as shall be necessary to terminate and satisfy all Liens on the Property of the Borrower except Permitted Liens.

              (l) The Agent and the Lenders shall have received certified copies of all consents or approvals of any Governmental Authority or other
Person which the Agent and the Lenders determine are required in connection with the transactions contemplated by this Agreement.

              (m) There shall have occurred no material adverse change in the Borrower's business or financial condition or in the Collateral since December
31, 1996. The Agent and the Lenders shall have received a certificate of Borrower's chief financial officer to the effect of the foregoing sentence.

              (n)   The Agent shall have received all documents, instruments,
opinions and other materials described on Exhibit D,
                                                       ---------
to the extent such items are not otherwise specifically referenced in this
Section 10.1.
        ------------

              (o) The Borrower shall have paid all fees and expenses of the Agent and the Attorney Costs incurred in connection with any of the Loan
Documents and the transactions contemplated thereby.

              (p) The Agent shall have received evidence, in form, scope, and substance, reasonably satisfactory to the Agent, of all insurance coverage as required by this Agreement.

              (q) The Agent and the Lenders shall have examined the books of account and other records and files of the Borrower and to make copies thereof, and conducted a pre-closing audit which shall include, without limitation, verification of Inventory, Accounts, and Availability, and the results of such examination and audit shall have been reasonably satisfactory to the Agent and the Lenders in all respects.

              (r) All proceedings taken in connection with the transactions contemplated by this Agreement, all other Loan Documents and the Plan or Reorganization and all documents, instruments and other matters incident hereto or thereto shall be satisfactory in form, scope, and substance to the Agent, the Lenders and their respective counsel.

      The acceptance by the Borrower of any Loans made on the Closing Date shall be deemed to be a representation and warranty made by the Borrower to the effect that all of the conditions precedent to the making of such Loans have been satisfied, with the same effect as delivery to the Agent and the Lenders of a certificate signed by a Responsible Officer of the Borrower, dated the Closing
Date, to such effect.

      Execution and delivery to the Agent by a Lender of a counterpart of this
Agreement shall be deemed confirmation by such Lender that (i) all conditions precedent in this Section 10.1 have
                                                ------------
been fulfilled to the satisfaction of such Lender and (ii) the decision of such
Lender to execute and deliver to the Agent an executed counterpart of this
Agreement was made by such Lender independently and without reliance on the
Agent or any other Lender as to the satisfaction of any condition precedent set forth in this Section 10.1.
------------

      10.2    Conditions Precedent to Each Loan.  The obligation of
            ---------------------------------
the Lenders to make each Loan, including the initial Revolving Loans on the
Closing Date and the Term Loans, and the obligation of the Agent to take reasonable steps to cause to be issued or to provide Credit Support for any
Letter of Credit and the obligation of the Lenders to participate in Letters of
Credit or Credit Support for Letters of Credit, shall be subject to the further conditions precedent that on and as of the date of any such extension of credit:

              (a) The following statements shall be true, and the acceptance by the Borrower of any extension of credit shall be deemed to be a statement to the effect set forth in clauses (i) and (ii), with the same effect as the delivery to the Agent and the Lenders of a certificate signed by a Responsible
Officer, dated the date of such extension of credit, stating that:

              (i) The representations and warranties contained in this Agreement and the other Loan Documents are correct in all material respects on and as of the date of such extension of credit as though made on and as of such date, other than any such representation or warranty which expressly relates to an earlier date; and

              (ii) No event has occurred and is continuing, or would result from such extension of credit, which constitutes a Default or an Event of Default; and

              (b) no order, judgment or decree of any Governmental Authority and no law, rule or regulation applicable to the Agent or any Lender shall purport by its terms to enjoin, restrain or otherwise prohibit the making of such Loan or issuance of such Letter of Credit or Credit Support; and

              (c)   without limiting Section 10.1(b), the amount of
                                  --------------
the Availability shall be sufficient to make such Revolving Loan without exceeding the Availability, provided, however, that the foregoing conditions precedent are not conditions to each Lender participating in or reimbursing BABC or the Agent for such Lender's Pro Rata Share of any BABC Loan or Agent Advance
as provided in Sections 2.2(h), 2.2(i), and 2.2(j).
--------------   ------      ------
                                   ARTICLE 11

                                DEFAULT; REMEDIES
                        -----------------

      11.1    Events of Default.  It shall constitute an event of
            -----------------
default ("Event of Default") if any one or more of the following
          -----------------
shall occur for any reason:

              (a) any failure to pay the principal of or interest or premium on any of the Obligations when due, whether upon demand or otherwise;

              (b) any representation or warranty made or deemed made by the Borrower in this Agreement or in any of the other Loan Documents, any Financial
Statement, or any certificate furnished by the Borrower at any time to the Agent or any Lender shall prove to be untrue in any material respect as of the date on which made, deemed made, or furnished;

              (c) the Borrower shall (i) fail to comply with any of the covenants set forth in Article 9 (other than Sections 9.1, 9.2, 9.3, 9.4, 9.6,
9.7, 9.8 or 9.29) or Article 6 or Section 7.1 or (ii) fail to comply with any of the covenants set forth in (A) Sections 9.1, 9.2, 9.3, 9.4, 9.6, 9.7 or 9.8, if such failure shall have existed for more than 20 days, (B) Sections 7.2 or 7.3, if such failure shall have existed for more than 3 days or (C) Section 9.29, if such failure shall have existed for more than 10 days, in each case after the date that the Borrower discovers such failure (or the date of Agent's request in the case of Section 9.29);

              (d) except as provided in Sections 11.1(a) and 11.1(c), any default shall occur in the observance or performance of any of the covenants and agreements of the Borrower contained in this Agreement or any other Loan
Documents, and the continuance of such default remains unremedied for a period of 20 days;

              (e) any default shall occur in the observance or performance of any of the covenants and agreements contained in this Agreement, any other Loan
Documents, or any other agreement entered into at any time to which the Borrower and the Agent or any Lender are party, or if any such agreement or document shall terminate (other than in accordance with its terms or the terms hereof or with the written consent of the Agent and the Majority Lenders) or become void or unenforceable, without the written consent of the Agent and the Majority
Lenders;

              (f)   default shall occur with respect to any Debt For Borrowed
Money (other than the Obligations) in an outstanding principal amount which exceeds $1,000,000 or under any agreement or instrument under or pursuant to which any such Debt For Borrowed Money may have been issued, created, assumed, or guaranteed by the Borrower, and such default shall continue for more than the period of grace, if any, therein specified, if the effect thereof (with or without the giving of notice or further lapse of time or both) is to accelerate, or to permit the holders of any such Debt For Borrowed Money to accelerate, the maturity of any such Debt For Borrowed Money; or any such Debt For Borrowed
Money shall be declared due and payable or be required to be prepaid (other than by a regularly scheduled required prepayment) prior to the stated maturity thereof;

              (g) the Borrower shall (i) file a voluntary petition in bankruptcy or file a voluntary petition or an answer or otherwise commence any action or proceeding seeking reorganization, arrangement or readjustment of its debts or for any other relief under the federal Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing, or consent to, approve of, or acquiesce in, any such petition, action or proceeding; (ii) apply for or acquiesce in the appointment of a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee or similar officer for it or for all or any part of its property; (iii) make an assignment for the benefit of creditors; or (iv) be unable generally to pay its debts as they become due;

              (h) an involuntary petition shall be filed or an action or proceeding otherwise commenced seeking reorganization, arrangement, consolidation or readjustment of the debts of the Borrower or for any other relief under the Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing and either
(i) such petition, proposal, action or proceeding shall not have been dismissed within a period of sixty (60) days after its commencement or (ii) an order for relief against the Borrower shall have been entered in such proceeding;

              (i) a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee or similar officer for the Borrower or for all or any part of its property shall be appointed or a warrant of attachment, execution or similar process shall be issued against any material part of the property of the Borrower and such appointment continues or such warrant, execution or similar process is not released, vacated or fully bonded for sixty (60) days;
              (j) the Borrower shall file a certificate of dissolution under applicable state law or shall be liquidated, dissolved or wound-up or shall commence or have commenced against it any action or proceeding for dissolution, winding-up or liquidation and, in the case where such action or proceeding is commenced against it, such action or proceeding shall not have been dismissed within sixty (60) days after its commencement, or shall take any corporate action in furtherance thereof;

              (k) all or any material part of the property of the Borrower shall be nationalized, expropriated or condemned, seized or otherwise appropriated, or custody or control of such property or of the Borrower shall be assumed by any Governmental Authority or any court of competent jurisdiction at the instance of any Governmental Authority, except where contested in good faith by proper proceedings diligently pursued where a stay of enforcement is in effect;

              (l) any guaranty of the Obligations shall be terminated, revoked or declared void or invalid;

              (m) one or more judgments or orders for the payment of money aggregating in excess of $1,000,000 which amount shall not be fully covered by insurance, shall be rendered against the Borrower and remains undischarged, unvacated, unbounded or unstayed for a period of thirty (30) days; provided, however, that, notwithstanding the foregoing, an Event of Default shall be deemed to have occurred immediately upon the enforcement of any such judgment or order;

              (n) any loss, theft, damage or destruction of any item or items of Collateral or other property of the Borrower occurs which materially and adversely affects the property, business, operation, prospects, or condition of the Borrower;

              (o)   there occurs a Material Adverse Effect;

              (p) there is filed against the Borrower any criminal action, suit or proceeding under any federal or state racketeering statute (including, without limitation, the Racketeer Influenced and Corrupt Organization Act of
1970), which action, suit or proceeding (1) is not dismissed within one hundred twenty (120) days, and (2) could reasonably be expected to result in the confiscation or forfeiture of any material portion of the Collateral;

              (q) for any reason other than the failure of the Agent to take any action available to it to maintain perfection of the Agent's Liens, pursuant to the Loan Documents, any Loan Document ceases to be in full force and effect or any Lien with respect to any material portion of the Collateral intended to be secured thereby ceases to be, or is not, valid, perfected and prior to all other Liens (other than Permitted Liens) or is terminated, revoked or declared void;

              (r)   (i) an ERISA Event shall occur with respect to a Pension
Plan or Multi-employer Plan which has resulted or would reasonably be expected to result in liability of the Borrower under Title IV of ERISA to the Pension
Plan, Multi-employer Plan or the PBGC in an aggregate amount in excess of $1,000,000; (ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $5,000,000; or (iii) the Borrower or any ERISA
Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multi-employer Plan in an aggregate amount in excess of $1,000,000;

              (s) there shall occur (i) one of more sales, transfers or other dispositions of Capital Stock of the Borrower, or securities convertible into or exchangeable for such Capital Stock, or rights to acquire such Capital Stock, to one or more purchasers or (ii) any other event, such that after, or as a direct result of, such sale, transfer, disposition, or event (A) any "person" or related "group" of persons (within the meaning of Sections 13(d)(3) and 14(d)(2)
of the Exchange Act) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) of more than 50% of the total voting power of the then outstanding Capital Stock of the Borrower (calculated on a fully diluted basis in accordance with GAAP) or (B) any "person" or related "group" of persons
(within the meaning of Sections 13(d)(3) and 14(2) of the Exchange Act) acquires directly or indirectly the power to elect a majority of the directors onto the board of directors of the Borrower;

              (t) one or more defaults shall occur under the Plan of Reorganization, and such default(s) shall continue for more than the grace period, if any, therein specified; or

              (u) the Subordination Agreement shall be terminated or otherwise fail to be in full force and effect for any reason.

      11.2    Remedies. (a)  If a Default or an Event of Default
            --------
exists, the Agent may, in its discretion, and shall, at the direction of the
Majority Lenders, do one or more of the following at any time or times and in any order, without notice to or demand on the Borrower:  (i) reduce the Maximum
Revolver Amount, or the advance rates against Eligible Accounts and/or Eligible
Inventory used in computing the Availability, or reduce  one or more of the other elements used in computing the Availability; (ii) restrict the amount of or refuse to make Revolving Loans; and (iii) restrict or refuse to arrange for or provide Letters of Credit or Credit Support.  If an Event of Default exists, the Agent  shall, at the direction of the Majority Lenders, do one or more of the following, in addition to the actions described in the preceding sentence, at any time or times and in any order, without notice to or demand on the
Borrower:  (a) terminate the Commitments and this Agreement; (b) declare any or all Obligations to be immediately due and payable; provided, however, that upon the occurrence of any Event of Default described in Sections 11.1(e), 11.1(f),
11.1(g), or
                        ----------------  -------  -------
11.1(h), the Commitments shall automatically and immediately
------
expire and all Obligations shall automatically become immediately due and payable without notice or demand of any kind; and (c) pursue its other rights and remedies under the Loan Documents and applicable law.

              (b)   If an Event of Default has occurred and is continuing:
(i) the Agent shall have for the benefit of the Lenders, in addition to all other rights of the Agent and the Lenders, the rights and remedies of a secured party under the UCC; (ii) the Agent may, at any time, take possession of the
Collateral and keep it on the Borrower's premises, at no cost to the Agent or any Lender, or remove any part of it to such other place or places as the Agent may desire, or the Borrower shall, upon the Agent's demand, at the Borrower's cost, assemble the Collateral and make it available to the Agent at a place reasonably convenient to the Agent; and (iii) the Agent may sell and deliver any
Collateral at public or private sales, for cash, upon credit or otherwise, at such prices and upon such terms as the Agent deems advisable, in its sole discretion, and may, if the Agent deems it reasonable, postpone or adjourn any sale of the Collateral by an announcement at the time and place of sale or of such postponed or adjourned sale without giving a new notice of sale.  Without in any way requiring notice to be given in the following manner, the Borrower agrees that any notice by the Agent of sale, disposition or other intended action hereunder or in connection herewith, whether required by the UCC or otherwise, shall constitute reasonable notice to the Borrower if such notice is mailed by registered or certified mail, return receipt requested, postage prepaid, or is delivered personally against receipt, at least five (5) Business
Days prior to such action to the Borrower's address specified in or pursuant to
Section 15.8.  If any Collateral is sold on terms other
            ------------
than payment in full at the time of sale, no credit shall be given against the
Obligations until the Agent or the Lenders receive payment, and if the buyer defaults in payment, the Agent may resell the Collateral without further notice to the Borrower.  In the event the Agent seeks to take possession of all or any portion of the Collateral by judicial process, the Borrower irrevocably waives:
(a) the posting of any bond, surety or security with respect thereto which might otherwise be required; (b) any demand for possession prior to the commencement of any suit or action to recover the Collateral; and (c) any requirement that the Agent retain possession and not dispose of any Collateral until after trial or final judgment.  The Borrower agrees that the Agent has no obligation to preserve rights to the Collateral or marshal any Collateral for the benefit of any Person.  The Agent is hereby granted a license or other right to use, without charge, the Borrower's labels, patents, copyrights, name, trade secrets, trade names, trademarks, and advertising matter, or any similar property, in completing production of, advertising or selling any Collateral, and the
Borrower's rights under all licenses and all franchise agreements shall inure to the Agent's benefit for such purpose.  The proceeds of sale shall be applied first to all expenses of sale, including attorneys' fees, and then to the
Obligations in whatever order the Agent elects.  The Agent will return any excess to the Borrower and the Borrower shall remain liable for any deficiency.

              (c) If an Event of Default occurs, the Borrower hereby waives all rights to notice and hearing prior to the exercise by the Agent of the Agent's rights to repossess the Collateral without judicial process or to replevy, attach or levy upon the Collateral without notice or hearing.


                                   ARTICLE 12

                              TERM AND TERMINATION
                      ---------------------

      12.1    Term and Termination.  The term of this Agreement shall
            --------------------
end on the Stated Termination Date.  The Agent upon direction from the Majority
Lenders may terminate this Agreement without notice upon the occurrence of an
Event of Default.  Upon the effective date of termination of this Agreement for any reason whatsoever, all Obligations (including, without limitation, all unpaid principal, accrued interest and any early termination or prepayment fees or penalties) shall become immediately due and payable and Borrower shall immediately arrange for the cancellation of Letters of Credit then outstanding.
Notwithstanding the termination of this Agreement, until all Obligations are indefeasibly paid and performed in full in cash, the Borrower shall remain bound by the terms of this Agreement and shall not be relieved of any of its
Obligations hereunder, and the Agent and the Lenders shall retain all their rights and remedies hereunder (including, without limitation, the  Agent's Liens in and all rights and remedies with respect to all then existing and after-
arising Collateral).
                                   ARTICLE 13

           AMENDMENTS; WAIVER; PARTICIPATION; ASSIGNMENTS; SUCCESSORS
   -----------------------------------------------------------

      13.1    No Waivers; Cumulative Remedies.  No failure by the
            --------------------------------
Agent or any Lender to exercise any right, remedy, or option under this
Agreement or any present or future supplement thereto, or in any other agreement between or among the Borrower and the Agent and/or any Lender, or delay by the
Agent or any Lender in exercising the same, will not operate as a waiver thereof.  No waiver by the Agent or any Lender will be effective unless it is in writing, and then only to the extent specifically stated.  No waiver by the
Agent or the Lenders on any occasion shall affect or diminish  the Agent's and each Lender's rights thereafter to require strict performance by the Borrower of any provision of this Agreement.  The Agent's and each Lender's rights under this Agreement will be cumulative and not exclusive of any other right or remedy which the Agent or any Lender may have.

      13.2    Amendments and Waivers.  (a)(i) No amendment or waiver
            ----------------------
of any provision of the Fee Agreement, and no consent with respect to any departure by the Borrower therefrom, shall be effective unless the same shall be in writing and signed by the Agent and the Borrower and (ii) no amendment or waiver of any provision of this Agreement or any other Loan Document (other than the Fee Agreement), and no consent with respect to any departure by the Borrower therefrom, shall be effective unless the same shall be in writing and signed by the Majority Lenders (or by the Agent at the written request of the Majority
Lenders) and the Borrower, and (b) any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given;
provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Lenders and acknowledged by the Agent, do any of the following:

              i.    increase or extend the Commitment of any Lender;

              ii. postpone or delay any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to the Lenders (or any of them) hereunder or under any other Loan
Document;

              iii. reduce the principal of, or the rate of interest specified herein on any Loan, or any fees or other amounts payable hereunder or under any other Loan Document;

              iv. change the percentage of the Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Lenders or any of them to take any action hereunder;

              v. increase any of the percentages set forth in the definition of Availability;

              vi. amend this Section or any provision of the Agreement providing for consent or other action by all Lenders;

              vii.  release Collateral other than as permitted by Section 14.11;
-------------

              viii. change the definition of "Majority Lenders";

              ix. amend, terminate (except in accordance with the provisions thereof) or waive any provision of, the Subordination Agreement, if such amendment, termination or waiver could have an adverse effect on any Lender; or

              x.    increase the Maximum Revolver Amount, the Maximum Inventory
Loan, and Unused Letter of Credit Subfacility.

and, provided further, that no amendment, waiver or consent shall, unless in writing and signed by the Agent, affect the rights or duties of the Agent under this Agreement or any other Loan Document.  Notwithstanding any of the foregoing, Schedules 8.5 (if
                                                 ----------------
such amendment adds or otherwise relates to any Affiliate of the
-----------------------------------------------------------------
Borrower), 8.3, 8.4, 8.17, 8.18 and 8.28 may be amended by five (5)
-------------------------------    ----
Business Days' prior written notice, and Schedules 8.5 (if such
                                         -----------------------
amendment adds or otherwise relates to any Subsidiary of the
------------------------------------------------------------
Borrower), 8.13, 8.14 and 8.29 may be amended by thirty (30)
---------------------     ----
Business Days' prior written notice, to the Agent by the Borrower of any change thereto without any further action on the part of the Agent or any Lender.

      13.3    Assignments; Participation.
            --------------------------

              (a)   Any Lender may, upon prior written notice to the Borrower
and receipt of the prior written consent of the Agent (which consent shall not be withheld unreasonably), assign and delegate to one or more commercial lenders
(provided that no written consent of the Agent shall be required in connection with any assignment and delegation by a Lender to an Affiliate of such Lender)
(each an "Assignee") all, or any ratable part of all, of
                  --------
the Loans, the Commitments and the other rights and obligations of such Lender hereunder, in a minimum amount of $10,000,000 or if less the entire amount of such Lender's Commitment; provided, however, that after giving effect to any assignment of less than all of its Commitment hereunder, the assigning Lender shall have a Commitment of at least $10,000,000; provided, further, that the
Borrower and the Agent may continue to deal solely and directly with such Lender in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the
Borrower and the Agent by such Lender and the Assignee; (ii) such Lender and its
Assignee shall have delivered to the Borrower and the Agent an Assignment and
Acceptance in the form of Exhibit G ("Assignment and
                                        ---------  --------------
Acceptance") together with any Note or Notes subject to such
----------
assignment and (iii) the assignor Lender or Assignee has paid to the Agent a processing fee in the amount of $3,000.

              (b)   From and after the date that the Agent notifies the assignor
Lender that it has received an executed Assignment and Acceptance and payment of the above-referenced processing fee, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations, including, but not limited to, the obligation to participate in Letters of Credit and Credit
Support have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Lender under the Loan Documents, and
(ii) the assignor Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

              (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (1) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document furnished pursuant hereto; (2) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under this Agreement or any other Loan Document furnished pursuant hereto; (3) such Assignee confirms that it has received a copy of this Agreement, together with such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (4) such Assignee will, independently and without reliance upon the Agent, such assigning Lender or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (5) such Assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (6) such Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

              (d) Within five Business Days after its receipt of notice by the Agent that it has received an executed Assignment and Acceptance and payment of the processing fee, the Borrower shall execute and deliver to the Agent, new
Notes evidencing such Assignee's assigned Loans and, if the assignor Lender has retained a portion of its Loans and its Commitment, replacement Notes in the principal amount of the Loans retained by the assignor Lender (such Notes to be in exchange for, but not in payment of, the Notes held by such Lender).
Immediately upon payment of the processing fee under the Assignment and Acceptance, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Lender pro tanto.

              (e)   Any Lender may at any time sell to one or more commercial
banks, financial institutions, or other commercial lenders not Affiliates of the
Borrower (a "Participant")
                                           -----------
participating interests in any Loans, the Commitment of that Lender and the other interests of that Lender (the "Originating Lender")
                                             ------------------
hereunder and under the other Loan Documents; provided, however, that (i) the
Originating Lender's obligations under this Agreement shall remain unchanged,
(ii) the Originating Lender shall remain solely responsible for the performance of such obligations, (iii) the Borrower and the Agent shall continue to deal solely and directly with the Originating Lender in connection with the
Originating Lender's rights and obligations under this Agreement and the other
Loan Documents, and (iv) no Lender shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan
Document,  and all amounts payable by the Borrower hereunder shall be determined as if such Lender had not sold such participation; except that, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent and subject to the same limitation as if the amount of its participating interest were owing directly to it as a Lender under this Agreement.
Notwithstanding anything to the contrary in the foregoing sentence, any participant may be given the right to require the Lender granting such participant's participation to vote against (1) the release of all or substantially all of the Collateral, and (2) any amendment, modification or waiver of any provision of Article 2 or 3 relating to the principal amount of the
            ----------   -
Loans or Letter of Credit or Credit Support Obligations, the maturity dates of the Loans, interest and fees payable hereunder (but not a waiver of a Default or
Event of Default that would result in the reduction of the interest rate payable with respect to any Borrowing from the Default Rate to the LIBOR Rate or Base
Rate), the interest rates borne by the Loans and the amounts of any fees payable under Sections 3.4, 3.5 and 3.6.
                   ------------  ---     ---

              (f) Notwithstanding any other provision in this Agreement, any Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement and the Note held by it in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR section 203.14, and such Federal Reserve
Bank may enforce such pledge or security interest in any manner permitted under applicable law.


                                   ARTICLE 14

                                    THE AGENT
                            ---------

      14.1    Appointment and Authorization.  Each Lender hereby
            -----------------------------
designates and appoints BankAmerica Business Credit, Inc. as its Agent under this Agreement and the other Loan Documents and each Lender hereby irrevocably authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this
Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto.  The Agent agrees to act as such on the express conditions contained in this Article 14.  The
                                         ----------
provisions of this Article 14 are solely for the benefit of the
                   ----------
Agent and the Lenders and the Borrower shall have no rights as a third party beneficiary of any of the provisions contained herein.  Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other
Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this
Agreement or any other Loan Document or otherwise exist against the Agent.
Without limiting the generality of the foregoing sentence, the use of the term
"agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law.  Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties.  Except as expressly otherwise provided in this Agreement, the Agent shall have and may use its sole discretion with respect to exercising or refraining from exercising any discretionary rights or taking or refraining from taking any actions which the
Agent is expressly entitled to take or assert under this Agreement and the other
Loan Documents, including, without limitation, (a) the determination of the applicability of ineligibility criteria with respect to the calculation of the
Availability, (b) the making of Agent Advances pursuant to Section
                                                          -------
2.2(i), and (c) the exercise of remedies pursuant to Section 11.2,
------                                              ------------
and any action so taken or not taken shall be deemed consented to by the
Lenders.

      14.2    Delegation of Duties.  The Agent may execute any of its
            --------------------
duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties.  The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects as long as such selection was made without gross negligence or willful misconduct.

      14.3    Liability of Agent.  None of the Agent-Related Persons
            -------------------
shall (i) be liable for any action taken or omitted to be taken by any of them in good faith under or in connection with this Agreement or any other Loan
Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Lenders for any recital, statement, representation or warranty made by the Borrower or any Affiliate of the Borrower, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the
Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this
Agreement or any other Loan Document, or for any failure of the Borrower or any other party to any Loan Document to perform its obligations hereunder or thereunder.  No Agent-Related Person shall be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan
Document, or to inspect the properties, books or records of the Borrower or any of the Borrower's Affiliates.

      14.4    Reliance by Agent.   The Agent shall be entitled to
            -----------------
rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper
Person or Persons, and upon advice and statements of legal counsel (including counsel to the Borrower), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Majority Lenders as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.
The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Majority Lenders and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Lenders.

              (b)   For purposes of determining compliance with the conditions specified in Section 10.1, each Lender that has executed
                        -----------
this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter either sent by the Agent to such Lender for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to the Lender.

      14.5    Notice of Default.  The Agent shall not be deemed to
            -----------------
have knowledge or notice of the occurrence of any Default or Event of Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Agent for the account of the Lenders, unless the
Agent shall have received written notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default."  The Agent will notify the Lenders of its receipt of any such notice.  The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Majority Lenders in accordance with Article 11; provided, however, that unless and until the Agent has
----------
received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or
Event of Default as it shall deem advisable.

      14.6    Credit Decision.  Each Lender acknowledges that none of
            ---------------
the Agent-Related Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of the Borrower and its Affiliates, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender.  Each
Lender represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower and its Affiliates, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Borrower.
Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower and its Affiliates.
Except for notices, reports and other documents expressly herein required to be furnished to the Lenders by the Agent, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of the Borrower and its Affiliates which may come into the possession of any of the Agent-Related Persons.



      14.7    Indemnification.  Whether or not the transactions
            ----------------
contemplated hereby are consummated, the Lenders shall indemnify upon demand the
Agent-Related Persons (to the extent not reimbursed by or on behalf of the
Borrower and without limiting the obligation of the Borrower to do so), based on their Pro Rata Shares, from and against any and all Indemnified Liabilities as such term is defined in Section 15.11; provided, however, that no Lender shall be liable
   -------------
for the payment to the Agent-Related Persons of any portion of such Indemnified
Liabilities resulting solely from such Person's gross negligence or willful misconduct.  Without limitation of the foregoing, each Lender shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Borrower.  The undertaking in this Section shall survive the payment of all Obligations hereunder and the resignation or replacement of the Agent.

      14.8    Agent in Individual Capacity.  BABC and its Affiliates
            ----------------------------
may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Borrower and its Affiliates as though BABC were not the Agent hereunder and without notice to or consent of the Lenders.  The Lenders acknowledge that, pursuant to such activities, BABC or its Affiliates may receive information regarding the
Borrower or its Affiliates (including information that may be subject to confidentiality obligations in favor of the Borrower) and acknowledge that the
Agent shall be under no obligation to provide such information to them.  With respect to its Loans, BABC shall have the same rights and powers under this
Agreement as any other Lender and may exercise the same as though it were not the Agent, and the terms "Lender" and "Lenders" include BABC in its individual capacity.

      14.9    Successor Agent.  The Agent may resign as Agent upon 30
            ---------------
days' notice to the Lenders and the Borrower.  If the Agent resigns under this
Agreement, the Majority Lenders shall appoint from among the Lenders a successor agent for the Lenders.  If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Lenders and the Borrower, a successor agent from among the
Lenders.  Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated.
After any retiring Agent's resignation hereunder as Agent, the provisions of this Article 14 shall inure to its benefit as to any actions taken or
----------
omitted to be taken by it while it was Agent under this Agreement.  If no successor agent has accepted appointment as Agent by the date which is 30 days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Lenders shall perform all of the duties of the Agent hereunder until such time, if any, as the
Majority Lenders appoint a successor agent as provided for above.

      14.10   Withholding Tax.   If any Lender is a foreign
            ----------------
corporation, partnership or trust within the meaning of Section 7701(a) of the
Code and such Lender claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Lender shall deliver to the
Agent and the Borrower:

              (x) (i)     two properly completed IRS Forms 1001 and W-8 (or
applicable successor forms) before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement; or

              (ii) if such Lender claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Lender, two properly completed and executed copies of IRS Form 4224 (or applicable successor form) before the payment of any interest is due in the first taxable year of such Lender and in each succeeding taxable year of such Lender during which interest may be paid under this Agreement, and IRS Form W-9; and

              (y) such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax;
unless in any such case any change in treaty, law or regulation has occurred after the date such Lender becomes a Lender hereunder which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form, and such Lender so advises the Borrower and the Agent.

Such Lender agrees to promptly notify the Agent and the Borrower of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

              (b) If any Lender claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form 1001 and such Lender sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Borrower to such Lender, such Lender agrees to notify the Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of the Borrower to such Lender. To the extent of such percentage amount, the Agent will treat such Lender's IRS Form 1001 as no longer valid.

               (c) If any Lender claiming exemption from United States withholding tax by filing IRS Form 4224 with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Borrower to such Lender, such Lender agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

              (d) If any Lender is entitled to a reduction in the applicable withholding tax, the Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable withholding tax after taking into account such reduction. If the forms or other documentation required by subsection (a) of this Section are not delivered to the Agent, then the Agent may withhold from any interest payment to such Lender not providing such forms or other documentation an amount equivalent to the applicable withholding tax.

              (e)   If the IRS or any other Governmental Authority of the United
States or other jurisdiction asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered, was not properly executed, or because such Lender failed to notify the Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Lender shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section, together with all costs and expenses
(including Attorney Costs). The obligation of the Lenders under this subsection shall survive the payment of all Obligations and the resignation or replacement of the Agent.

      14.11   Collateral Matters.
            -------------------

              (a)   The Lenders hereby irrevocably authorize the Agent, at its option and in its sole discretion, to release any Agent's Lien upon any
Collateral (i) upon the termination of the Commitments and payment and satisfaction in full by Borrower of all Loans and reimbursement obligations in respect of Letters of Credit and Credit Support, and the termination of all outstanding Letters of Credit (whether or not any of such obligations are due)
and all other Obligations; (ii) constituting property being sold or disposed of if the Borrower certifies to the Agent that the sale or disposition is made in compliance with Section 9.9 (and the Agent
                                       -----------
may rely conclusively on any such certificate, without further inquiry);
(iii) constituting property in which the Borrower owned no interest at the time the Lien was granted or at any time thereafter; (iv) constituting property leased to the Borrower under a lease which has expired or been terminated in a transaction permitted under this Agreement or (v) constituting property financed by Debt for Borrower Money of the type described in Section 9.13(c) or (d) or acquired in a sale and leaseback
---------------    ---
transaction permitted by Section 9.19.  Except as provided above,
                         ------------
the Agent will not release any of the Agent's Liens without the prior written authorization of the Majority Lenders; provided that the Agent may, in its discretion, release the Agent's Liens on Collateral valued in the aggregate not in excess of $5,000,000 in any one year period without the prior written authorization of the Lenders.  Upon request by the Agent or the Borrower at any time, the Lenders will confirm in writing the Agent's authority to release any
Agent's Liens upon particular types or items of Collateral pursuant to this
Section 14.11.
                            --------------

              (b)   Upon receipt by the Agent of any authorization required
pursuant to Section 14.11(a) from the Majority Lenders of
                     ---------------
the Agent's authority to release any Agent's Liens upon particular types or items of Collateral, and upon at least five (5) Business Days' prior written request by the Borrower,  the Agent shall (and is hereby irrevocably authorized by the Lenders to) execute such documents as may be necessary to evidence the release of the Agent's Liens upon such Collateral; provided, however, that (i)
the Agent shall not be required to execute any such document on terms which, in the Agent's opinion, would expose the Agent to liability or create any obligation or entail any consequence other than the release of such Liens without recourse or warranty, and (ii) such release shall not in any manner discharge, affect or impair the Obligations or any Liens (other than those expressly being released) upon (or obligations of the Borrower in respect of)
all interests retained by the Borrower, including (without limitation) the proceeds of any sale, all of which shall continue to constitute part of the
Collateral.

              (c) The Agent shall have no obligation whatsoever to any of the Lenders to assure that the Collateral exists or is owned by the Borrower or is cared for, protected or insured or has been encumbered, or that the Agent's
Liens have been properly or sufficiently or lawfully created, perfected, protected or enforced or are entitled to any particular priority, or to exercise at all or in any particular manner or under any duty of care, disclosure or fidelity, or to continue exercising, any of the rights, authorities and powers granted or available to the Agent pursuant to any of the Loan Documents, it being understood and agreed that in respect of the Collateral, or any act, omission or event related thereto, the Agent may act in any manner it may deem appropriate, in its sole discretion given the Agent's own interest in the Collateral in its capacity as one of the Lenders and that the Agent shall have no other duty or liability whatsoever to any Lender as to any of the foregoing.

      14.12   Agency for Perfection.  Each Lender hereby appoints
            ----------------------
each other Lender as agent for the purpose of perfecting the Lenders' security interest in assets which, in accordance with Article 9 of the UCC can be perfected only by possession.  Should any Lender (other than the Agent) obtain possession of any such Collateral, such Lender shall notify the Agent thereof, and, promptly upon the Agent's request therefor shall deliver such Collateral to the Agent or in accordance with the Agent's instructions.

      14.13   Payments by Agent to Lenders.  All payments to be made
            ----------------------------
by the Agent to the Lenders  shall be made by bank wire transfer or internal transfer of immediately available funds to:

if to BABC:

              The Chase Manhattan Bank
              One Chase Manhattan Plaza
              New York, NY 10081
              ABA No. 021-000021

              For account of: BankAmerica
                                Business Credit Inc.
              Account No. 910-2-640704
              For credit to: Forstmann & Company, Inc.

if to a Lender, as provided on the signature pages hereof or in the Assignment and Acceptance pursuant to which such Lender became a party hereto;

or pursuant to such other wire transfer instructions as each party may designate for itself by written notice to the Agent. Concurrently with each such payment, the Agent shall identify whether such payment (or any portion thereof) represents principal, premium or interest on the Revolving Loans, Term Loans or otherwise.

      14.4    Concerning the Collateral and the Related Loan
            ----------------------------------------------
Documents.  Each Lender authorizes and directs the Agent to enter
----------
into this Agreement and the other Loan Documents relating to the Collateral, for the ratable benefit of the Agent and the Lenders.  Each Lender agrees that any action taken by the Agent or the Majority Lenders, as applicable, in accordance with the terms of this Agreement or the other Loan Documents relating to the
Collateral, and the exercise by the Agent or the Majority Lenders as applicable, of their respective powers set forth therein or herein, together with such other powers that are reasonably incidental thereto, shall be binding upon all of the
Lenders.



                                   ARTICLE 15

                                  MISCELLANEOUS
                          -------------

      15.1    Cumulative Remedies; No Prior Recourse to Collateral.
            -----------------------------------------------------
The enumeration herein of the Agent's and each Lender's rights and remedies is not intended to be exclusive, and such rights and remedies are in addition to and not by way of limitation of any other rights or remedies that the Agent and the Lenders may have under the UCC or other applicable law.  The Agent and the
Lenders shall have the right, in their sole discretion, to determine which rights and remedies are to be exercised and in which order.  The exercise of one right or remedy shall not preclude the exercise of any others, all of which shall be cumulative.  The Agent and the Lenders may, without limitation, proceed directly against the Borrower to collect the Obligations without any prior recourse to the Collateral.  No failure to exercise and no delay in exercising, on the part of the Agent or any Lender, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof;  nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

              15.2  Severability.  The illegality or unenforceability
                 ------------
of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

      15.3    Governing Law; Choice of Forum; Service of Process.
            ---------------------------------------------------

              (a)   THIS AGREEMENT SHALL BE INTERPRETED AND THE RIGHTS AND
LIABILITIES OF THE PARTIES HERETO DETERMINED IN ACCORDANCE WITH THE INTERNAL
LAWS (AS OPPOSED TO THE CONFLICT OF LAWS PROVISIONS) OF THE STATE OF NEW YORK,
EXCEPT TO THE EXTENT THAT THE PERFECTION OF THE SECURITY INTERESTS GRANTED
HEREIN, OR THE REMEDIES HEREUNDER IN RESPECT OF ANY PARTICULAR COLLATERAL, ARE
GOVERNED BY THE LAWS OF A JURISDICTION OTHER THAN THE STATE OF NEW YORK;
PROVIDED THAT THE AGENT AND THE LENDERS SHALL RETAIN ALL RIGHTS ARISING UNDER
FEDERAL LAW.

              (b)   ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS
AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE
OF NEW YORK OR OF THE UNITED STATES FOR THE SOUTHERN DISTRICT OF NEW YORK, AND
BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE BORROWER, THE AGENT AND
THE LENDERS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-
EXCLUSIVE JURISDICTION OF THOSE COURTS.  EACH OF THE BORROWER, THE AGENT AND THE
LENDERS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING
OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR
HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION
IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO.  NOTWITHSTANDING
THE FOREGOING:  (1) THE AGENT AND THE LENDERS SHALL HAVE THE RIGHT TO BRING ANY
ACTION OR PROCEEDING AGAINST THE BORROWER OR ITS PROPERTY IN THE COURTS OF ANY
OTHER JURISDICTION THE AGENT OR THE LENDERS DEEM NECESSARY OR APPROPRIATE IN
ORDER TO REALIZE ON THE COLLATERAL OR OTHER SECURITY FOR THE OBLIGATIONS AND (2)
EACH OF THE PARTIES HERETO ACKNOWLEDGES THAT ANY APPEALS FROM THE COURTS
DESCRIBED IN THE IMMEDIATELY PRECEDING SENTENCE MAY HAVE TO BE HEARD BY A COURT
LOCATED OUTSIDE THOSE JURISDICTIONS.

              (c)   THE BORROWER HEREBY WAIVES PERSONAL SERVICE OF ANY AND ALL
PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS MAY BE MADE BY
REGISTERED MAIL (RETURN RECEIPT REQUESTED) DIRECTED TO THE BORROWER AT ITS
ADDRESS SET FORTH IN SECTION 15.8
                                                     ------------
AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED FIVE (5) DAYS AFTER THE SAME
SHALL HAVE BEEN SO DEPOSITED IN THE U.S. MAILS.  NOTHING CONTAINED HEREIN SHALL
AFFECT THE RIGHT OF AGENT OR THE LENDERS TO SERVE LEGAL PROCESS BY ANY OTHER
MANNER PERMITTED BY LAW.

      15.4    WAIVER OF JURY TRIAL.  THE BORROWER, THE LENDERS AND
            --------------------
THE AGENT EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR
CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE
OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY
ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES
AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON, PARTICIPANT OR ASSIGNEE,
WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE.  THE
BORROWER, THE LENDERS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF
ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY.  WITHOUT LIMITING THE
FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY
JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR
OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR
ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION
HEREOF OR THEREOF.  THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS,
RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN
DOCUMENTS.

      15.5    Survival of Representations and Warranties.  All of the
            ------------------------------------------
Borrower's representations and warranties contained in this Agreement shall survive the execution, delivery, and acceptance thereof by the parties, notwithstanding any investigation by the Agent or the Lenders or their respective agents.

      15.6    Other Security and Guaranties.  The Agent, may, without
            -----------------------------
notice or demand and without affecting the Borrower's obligations hereunder, from time to time:  (a) take from any Person and hold collateral (other than the
Collateral) for the payment of all or any part of the Obligations and exchange, enforce or release such collateral or any part thereof; and (b) accept and hold any endorsement or guaranty of payment of all or any part of the Obligations and release or substitute any such endorser or guarantor, or any Person who has given any Lien in any other collateral as security for the payment of all or any part of the Obligations, or any other Person in any way obligated to pay all or any part of the Obligations.

      15.7    Fees and Expenses.  The Borrower agrees to pay to the
            ------------------
Agent, for its benefit, on demand, all costs and expenses that Agent pays or incurs in connection with the negotiation, preparation, syndication, consummation, administration, enforcement, and termination of this Agreement or any of the other Loan Documents, including, without limitation:  (a) Attorney
Costs; (b) costs and expenses (including Attorney Costs) for any amendment, supplement, waiver, consent, or subsequent closing in connection with the Loan
Documents and the transactions contemplated thereby; (c) costs and expenses of lien and title searches and title insurance; (d) taxes, fees and other charges for recording the Mortgage, filing financing statements and continuations, and other actions to perfect, protect, and continue the Agent's Liens (including costs and expenses paid or incurred by the Agent in connection with the consummation of Agreement); (e) sums paid or incurred to pay any amount or take any action required of the Borrower under the Loan Documents that the Borrower fails to pay or take; (f) costs of appraisals, inspections, and verifications of the Collateral, including, without limitation, travel, lodging, and meals for inspections of the Collateral and the Borrower's operations by the Agent plus the Agent's then customary charge for field examinations and audits and the preparation of reports thereof (such charge is currently $750 per day (or portion thereof) for each agent or employee of the Agent with respect to each field examination or audit); (g) costs and expenses of forwarding loan proceeds, collecting checks and other items of payment, and establishing and maintaining
Payment Accounts and lock boxes; (h) costs and expenses of preserving and protecting the Collateral; and (i) costs and expenses (including Attorney Costs)
paid or incurred to obtain payment of the Obligations, enforce the Agent's
Liens, sell or otherwise realize upon the Collateral, and otherwise enforce the provisions of the Loan Documents, or to defend any claims made or threatened against the Agent or any Lender arising out of the transactions contemplated hereby (including, without limitation, preparations for and consultations concerning any such matters).  Borrower agrees to pay on demand reasonable costs and expenses of each of the Lenders (including reasonable attorneys and paralegals' fees and disbursements) paid or incurred to obtain payment of the
Obligations, enforce the Agent's Liens, sell or realize upon the Collateral, and otherwise enforce the provisions of the Loan Documents or to defend any claims made or threatened against such Lender arising out of the transactions contemplated hereby (including, without limitation, preparations for and consultations concerning any such matters).  The foregoing shall not be construed to limit any other provisions of the Loan Documents regarding costs and expenses to be paid by the Borrower.  All of the foregoing costs and expenses shall be charged to the Borrower's Loan Account as Revolving Loans as described in Section 4.7.
                                   -----------

      15.8    Notices.  Except as otherwise provided herein, all
            --------
notices, demands and requests that any party is required or elects to give to any other shall be in writing, or by a telecommunications device capable of creating a written record, and any such notice shall become effective (a) upon personal delivery thereof, including, but not limited to, delivery by overnight mail and courier service, (b) four (4) days after it shall have been mailed by
United States mail, first class, certified or registered, with postage prepaid, or (c) in the case of notice by such a telecommunications device, when properly transmitted, in each case addressed to the party to be notified as follows:

If to the Agent or to BABC:

              BankAmerica Business Credit, Inc.
              40 East 52nd Street
              New York, New York 10022
              Attention: Division Manager
              Telephone: (212) 836-5100
              Telecopy:    (212) 836-5167

              with copies to:

              BankAmerica Business Credit, Inc.
              335 Madison Avenue
              New York, New York 10017
              Attention: Girolamo M. Saccone, Esq.
              Telephone:  (212) 503-7230
              Telecopy:     (212) 503-7350

              and to:

              Rogers & Wells
              200 Park Avenue
              New York, New York 10166
              Attention:  Alan M. Christenfeld, Esq.
              Telephone:  (212) 878-8000
              Telecopy:     (212) 878-8375


If to the Borrower:

              Forstmann & Company, Inc.
              1155 Avenue of the Americas
              New York, New York 10036
              Attention: Chief Financial Officer
              Telephone: (212) 642-6900
              Telecopy:  (212) 642-6992

              with copies to:

              Forstmann & Company, Inc.
              1155 Avenue of the Americas
              New York, New York 10036
              Attention: Chief Executive Officer
              Telephone: (212) 642-6900
              Telecopy:  (212) 642-6992

              and to:

              Debevoise & Plimpton
              875 Third Avenue
              New York, New York 10022
              Attention: Richard F. Hahn, Esq.
              Telephone: (212) 909-6000
              Telecopy:  (212) 909-6836

or to such other address as each party may designate for itself by like notice.
Failure or delay in delivering copies of any notice, demand, request, consent, approval, declaration or other communication to the persons designated above to receive copies shall not adversely affect the effectiveness of such notice, demand, request, consent, approval, declaration or other communication.

      15.9    Waiver of Notices.  Unless otherwise expressly provided
            -----------------
herein, the Borrower waives presentment, protest and notice of demand or dishonor and protest as to any instrument, notice of intent to accelerate the
Obligations and notice of acceleration of the Obligations, as well as any and all other notices to which it might otherwise be entitled.  No notice to or demand on the Borrower which the Agent or any Lender may elect to give shall entitle the Borrower to any or further notice or demand in the same, similar or other circumstances.

      15.10   Binding Effect.  The provisions of this Agreement shall
            --------------
be binding upon and inure to the benefit of the respective representatives, successors, and assigns of the parties hereto; provided, however, that no interest herein may be assigned by the Borrower without prior written consent of the Agent and each Lender.  The rights and benefits of the Agent and the Lenders hereunder shall, if such Persons so agree, inure to any party acquiring any interest in the Obligations or any part thereof.

      15.11   Indemnity of the Agent and the Lenders by the Borrower.
            ----------------------------------------------------

              (a)   The Borrower agrees to defend, indemnify and hold the Agent-
Related Persons, and each Lender and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person")
harmless from and
                            ------------------
 against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements (including
Attorney Costs) of any kind or nature whatsoever which may at any time
(including at any time following repayment of the Loans and the termination, resignation or replacement of the Agent or replacement of any Lender)  be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, the issuance of any Letter of Credit or the provision of any credit support or enhancement in connection therewith, any ACH Transaction, or any other transactions contemplated hereby, or any action taken,  or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any bankruptcy proceeding or appellate proceeding) related to or arising out of this Agreement, any other Loan Document, or the Loans or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided,
                              ----------------------
that the Borrower shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities resulting solely from the gross negligence or willful misconduct of such Indemnified Person. The agreements in this Section shall survive payment of all other Obligations.

              (b) The Borrower agrees to indemnify, defend and hold harmless the Agent and the Lenders from any loss or liability directly or indirectly arising out of the use, generation, manufacture, production, storage, release, threatened release, discharge, disposal or presence of a hazardous substance.
This indemnity will apply whether the hazardous substance is on, under or about the Borrower's property or operations or property leased to the Borrower. The indemnity includes but is not limited to attorneys' fees. The indemnity extends to the Agent and the Lenders, their parent, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys and assigns.
"Hazardous substances" means any substance, material or waste that is or becomes designated or regulated as "toxic," "hazardous," "pollutant," or "contaminant" or a similar designation or regulation under any federal, state or local law
(whether under common law, statute, regulation or otherwise) or judicial or administrative interpretation of such, including without limitation petroleum or natural gas. This indemnity will survive repayment of all other Obligations.

      15.12   Restrictions on Actions by Lenders; Sharing of
            -----------------------------------------------
Payments.   Each of the Lenders agrees that it shall not, without
---------
the express consent of all Lenders, and that it shall, to the extent it is lawfully entitled to do so, upon the request of all Lenders, set off against the
Obligations, any amounts owing by such Lender to the Borrower or any accounts of the Borrower now or hereafter maintained with such Lender.  Each of the Lenders further agrees that it shall not, unless specifically requested to do so by the
Agent, take or cause to be taken any action to enforce its rights under this
Agreement or against the Borrower, including, without limitation, the commencement of any legal or equitable proceedings, to foreclose any Lien on, or otherwise enforce any security interest in, any of the Collateral.

              (b) If at any time or times any Lender shall receive (i) by payment, foreclosure, setoff or otherwise, any proceeds of Collateral or any payments with respect to the Obligations of the Borrower to such Lender arising under, or relating to, this Agreement or the other Loan Documents, except for any such proceeds or payments received by such Lender from the Agent pursuant to the terms of this Agreement, or (ii) payments from the Agent in excess of such Lender's ratable portion of all such distributions by the Agent, such Lender shall promptly (1) turn the same over to the Agent, in kind, and with such endorsements as may be required to negotiate the same to the Agent, or in same day funds, as applicable, for the account of all of the Lenders and for application to the Obligations in accordance with the applicable provisions of this Agreement, or (2) purchase, without recourse or warranty, an undivided interest and participation in the Obligations owed to the other Lenders so that such excess payment received shall be applied ratably as among the Lenders in accordance with their Pro Rata Shares; provided, however, that if all or part of such excess payment received by the purchasing party is thereafter recovered from it, those purchases of participation shall be rescinded in whole or in part, as applicable, and the applicable portion of the purchase price paid therefor shall be returned to such purchasing party, but without interest except to the extent that such purchasing party is required to pay interest in connection with the recovery of the excess payment.

      15.13   Field Audit and Examination Reports; Disclaimer by
            ---------------------------------------------------
Lenders.  By signing this Agreement, each Lender:
-------

              (a)   is deemed to have requested that the Agent furnish such
Lender, promptly after it becomes available, a copy of each field audit or examination report (each a "Report" and
                                           ------
collectively, "Reports") prepared by the Agent;
               -------

              (b) expressly agrees and acknowledges that neither BABC nor the Agent (i) makes any representation or warranty as to the accuracy of any Report, or (ii) shall be liable for any information contained in any Report;

              (c) expressly agrees and acknowledges that the Reports are not comprehensive audits or examinations, that the Agent or other party performing any audit or examination will inspect only specific information regarding the Borrower and will rely significantly upon the Borrower's books and records, as well as on representations of the Borrower's personnel;

              (d) agrees to keep all Reports confidential and strictly for its internal use, and not to distribute except to its participants, or use any Report in any other manner; and

              (e) without limiting the generality of any other indemnification provision contained in this Agreement, agrees: (i) to hold the Agent and any such other Lender preparing a Report harmless from any action the indemnifying
Lender may take or conclusion the indemnifying Lender may reach or draw from any Report in connection with any loans or other credit accommodations that the indemnifying Lender has made or may make to the Borrower, or the indemnifying
Lender's participation in, or the indemnifying Lender's purchase of, a loan or loans of the Borrower; and (ii) to pay and protect, and indemnify, defend and hold the Agent and any such other Lender preparing a Report harmless from and against, the claims, actions, proceedings, damages, costs, expenses and other amounts (including, without limitation, attorney costs) incurred by the Agent and any such other Lender preparing a Report as the direct or indirect result of any third parties who might obtain all or part of any Report through the indemnifying Lender.

      15.14   Relation Among Lenders.  The Lenders are not partners
            -----------------------
or co-venturers, and no Lender shall be liable for the acts or omissions of, or
(except as otherwise set forth herein in case of the Agent) authorized to act for, any other Lender.

      15.15   Limitation of Liability.  No claim may be made by the
            -----------------------
Borrower, any Lender or other Person against the Agent, any Lender, or the affiliates, directors, officers, employees, or agents of any of them for any special, indirect, consequential or punitive damages in respect of any claim for breach of contract or any other theory of liability arising out of or related to the transactions contemplated by this Agreement or any other Loan Document, or any act, omission or event occurring in connection therewith, and the Borrower and each Lender hereby waive, release and agree not to sue upon any claim for such damages, whether or not accrued and whether or not know or suspected to exist in its favor.

      15.16   Final Agreement.  This Agreement and the other Loan
             ---------------
Documents are intended by the Borrower, the Agent and the Lenders to be the
final, complete, and exclusive expression of the agreement between them.  This
Agreement supersedes any and all prior oral or written agreements relating to the subject matter hereof.  No modification, rescission, waiver, release, or amendment of any provision of this Agreement or any other Loan Document shall be made, except by a written agreement signed by the Borrower and a duly authorized officer of each of the Agent and the requisite Lenders.

      15.17   Counterparts.  This Agreement may be executed in any
            -------------
number of counterparts, and by the Agent, each Lender and the Borrower in separate counterparts, each of which shall be an original, but all of which shall together constitute one and the same agreement.

      15.18   Captions.  The captions contained in this Agreement are
            ---------
for convenience of reference only, are without substantive meaning and should not be construed to modify, enlarge, or restrict any provision.




      IN WITNESS WHEREOF, the parties have entered into this Agreement on the date first above written.

                                Borrower
                                --------

                                FORSTMANN & COMPANY, INC.


                                By:/s/ Rodney Peckham
                                   -------------------
                                Name:Rodney Peckham
                                Title: Chief Financial Officer

                                Agent
                                -----

                                BANKAMERICA BUSINESS CREDIT, INC.



                                By:/s/ Ernest Pelli
                                    ----------------
                                Name: Ernest Pelli
                                Title: Vice President


                                      Lenders
                                       -------

Revolving Credit                BANKAMERICA BUSINESS CREDIT,
Commitment:  $33,898,000.00     INC., as a Lender

Term Loan
Commitment:  $12,552,000.00     By:/s/ Ernest Pelli
                                   -------------------------
                                      Name: Ernest Pelli
                                      Title: Vice President

                                      40 East 52nd Street
                                      New York, New York 10022
                                      Attention: Division Manager
                                      Telephone: (212) 836-5100
                                      Telecopy:  (212) 836-5167




Revolving Credit                AT&T COMMERCIAL FINANCE
Commitment:   $7,301,500.00     CORPORATION, as a Lender

Term Loan
Commitment:   $2,698,500.00     By:/s/ Paul Seidenwar
                                   ----------------------------
                                      Name: Paul Seidenwar
                                      Title: Assistant Vice President

                                      2 Gatehall Drive
                                      Parsipanny, NJ 07054
                                      Attention: Managing Director Asset
                                      Based Lending
                                      Telephone: (201) 606-4874
                                      Telecopy:  (201) 606-4776




Revolving Credit                THE CIT GROUP/COMMERCIAL SERVICES,
Commitment:  $18,249,500.00     INC., as a Lender

Term Loan
Commitment:   $6,750,500.00     By:/s/ Terry Schwartz
                                   -----------------------------
                                      Name: Terry Schwartz
                                      Title: Vice President

                                      1211 Avenue of the Americas, 12th
                                      Floor
                                      New York, New York 10036
                                      Attention: Lori Kudish
                                      Telephone: (212) 382-7192
                                      Telecopy:  (212) 382-6814




Revolving Credit                IBJ SCHRODER CREDIT CORPORATION,
Commitment:   $7,301,500.00     as a Lender

Term Loan
Commitment:   $2,698,500.00     By:/s/ Thomas Bayer
                                   -----------------------------
                                      Name: Thomas Bayer
                                      Title: Vice President

                                      One State Street, 6th Floor
                                      New York, New York 10004
                                      Attention: James M. Steffy, Vice
                                      President
                                      Telephone: (212) 858-2094
                                      Telecopy:  (212) 858-2151




Revolving Credit                LA SALLE BUSINESS CREDIT,
Commitment:  $10,948,000.00     INC., as a Lender

Term Loan
Commitment:   $4,052,000.00     By:/S/ Lawrence P. Garni
                                   ------------------------------
                                      Name: Lawrence Garni
                                      Title: Credit Manager, Vice
                                      President

                                      477 Madison Avenue, 20th Floor
                                      New York, New York 10022
                                      Attention: Credit Manager, Vice
                                      President
                                      Telephone:(212) 858-2188
                                      Telecopy: (212) 858-2151




Revolving Credit                PNC BANK, NATIONAL ASSOCIATION,
Commitment:   $7,301,500.00     as a lender

Term Loan
Commitment:   $2,698,500.00     By:/s/ William P. Gennario
                                   -----------------------
                                      Name: William P. Gennario
                                      Title: Vice President

                                      c/o PNC Business Credit
                                      Two Tower Center
                                      8th Floor
                                      East Brunswick, NJ 08816
                                      Attention: William P. Gennario
                                      Telephone: (908) 220-4314
                                      Telecopy:  (908) 220-4399






                                    EXHIBIT A

                                FORM OF TERM NOTE
                                -----------------


                               Schedule A to Note

                BASE RATE LOANS AND REPAYMENT OF BASE RATE LOANS
                 ------------------------------------------------


                               Schedule B to Note

               LIBOR RATE LOANS AND REPAYMENT OF LIBOR RATE LOANS
               ---------------------------------------------------


                                    EXHIBIT B

                       FORM OF BORROWING BASE CERTIFICATE
                ----------------------------------

                                    EXHIBIT C

                              FINANCIAL STATEMENTS
                              -------------------
                                    EXHIBIT D

                            LIST OF CLOSING DOCUMENTS
                            -------------------------

                                    EXHIBIT E

                               NOTICE OF BORROWING
                              -------------------


                                Date:
                                ----------, ------




To:   BankAmerica Business Credit, Inc. as Agent for the Lenders who are parties to the Loan and Security Agreement dated as of July 23, 1997 (as extended, renewed, amended or restated
     -----------
      from time to time, the "Loan and Security Agreement") among Forstmann &
      Company, Inc., certain Lenders which are signatories thereto and
      BankAmerica Business Credit, Inc., as Agent

Ladies and Gentlemen:

      The undersigned                   , (the "Borrower"), refers
                     ------------------        --------
to the Loan and Security Agreement, the terms defined therein being used herein as therein defined, and hereby gives you notice irrevocably of the Borrowing specified below:

      1.      The Business Day of the proposed Borrowing is

            --------------, -------.

      2.      The aggregate amount of the proposed Borrowing is

            ---------------.

      3.      The Borrowing is to be comprised of $         of Base
                                                 --------
              Rate Loans and $          of LIBOR Rate Loans.
                            ---------

      4.      The duration of the Interest Period for the LIBOR Rate Loans, if any, included in the Borrowing shall be
                                                               ----
              months.

      The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the proposed Borrowing, before and after giving effect thereto and to the application of the proceeds therefrom:

      (a) The representations and warranties of the Borrower contained in the Loan and Security Agreement are true and correct in all material respects as though made on and as of such date other than such representation or warranty which expressly relates to an earlier date;

      (b) No Default or Event of Default has occurred and is continuing, or would result from such proposed Borrowing; and

      (c) The proposed Borrowing will not cause the aggregate principal amount of all outstanding Revolving Loans plus the aggregate amount available for drawing under all outstanding Letters of Credit, to exceed the Availability
(with the Availability for this purpose calculated as if the Aggregate Revolver
Outstandings were zero) or the combined Commitments of the Lenders.

                                FORSTMANN & COMPANY, INC.


                                By:
                              --------------------------------
                                Name:
                                ------------------------------
                                Title:
                                 -----------------------------

                                    EXHIBIT F

                        NOTICE OF CONVERSION/CONTINUATION
                       ---------------------------------



Date:
     -------------,---------


To:   BankAmerica Business Credit, Inc. as Agent for the Lenders to the Loan and
      Security Agreement dated as of       , 1997 (as
                                                 ------
      extended, renewed, amended or restated from time to time, the "Loan and
      Security Agreement") among Forstmann & Company,
      ---------------------------
      Inc., certain Lenders which are signatories thereto and BankAmerica
      Business Credit, Inc., as Agent

Ladies and Gentlemen:

      The undersigned,               (the "Borrower"), refers to the
                     --------------     --------
Loan and Security Agreement, the terms defined therein being used herein as therein defined, and hereby gives you notice irrevocably of the [conversion]
[continuation] of the Loans specified herein, that:

1.    The Conversion/Continuation Date is
                                         ----------,------.

2.    The aggregate amount of the Loans to be [converted] [continued] is $
       .
                     ---------

3.    The Loans are to be [converted into] [continued as] [LIBOR Rate] [Base
      Rate] Loans.

4.    The duration of the Interest Period for the LIBOR Rate Loans included in the [conversion] [continuation] shall be
                                                          -------
      months.

      The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the proposed Conversion/Continuation Date, before and after giving effect thereto and to the application of the proceeds therefrom:

      (a) The representations and warranties of the Borrower contained in the Loan and Security Agreement are true and correct in all material respects as though made on and as of such date other than such representation or warranty which expressly relates to an earlier date;

      (b) No Default or Event of Default has occurred and is continuing, or would result from such proposed [conversion] [continuation]; and

      (c) The proposed conversion-continuation will not cause the aggregate principal amount of all outstanding Revolving Loans [plus the aggregate amount available for drawing under all outstanding Letters of Credit] to exceed the Availability or the combined Commitments of the Lenders.

                                      FORSTMANN & COMPANY, INC.


                                      By:
                                   ---------------------------
                                      Name:
                                     -------------------------
                                      Title:
                                      ------------------------

                                    EXHIBIT G

                   FORM OF ASSIGNMENT AND ACCEPTANCE AGREEMENT
                  -------------------------------------------


      This ASSIGNMENT AND ACCEPTANCE AGREEMENT (this "Assignment and
                                                   --------------
Acceptance") dated as of                   is made between
----------               -----------,------
                     (the "Assignor") and             (the
--------------------       --------       ------------
"Assignee").
----------

                                    RECITALS
                            ---------

      WHEREAS, the Assignor is party to that certain Loan and Security Agreement
dated as of         , 1997 (as amended, amended
                               -------
and restated, modified, supplemented or renewed, the "Credit
                                                      ------
Agreement") among Forstmann & Company, Inc., a Georgia corporation
---------
(the "Borrower"), the several financial institutions from time to
      --------
time party thereto (including the Assignor, the "Lenders"), and
                                                 -------
BankAmerica Business Credit, Inc., as agent for the Lenders (the "Agent").  Any terms defined in the Credit Agreement and not
------
defined in this Assignment and Acceptance are used herein as defined in the
Credit Agreement;

      WHEREAS, as provided under the Credit Agreement, the Assignor has committed to making Revolving Loans and Term Loans to (the "Committed Loans"),
and purchasing participations in Letters of
-----------------
Credit and Credit Support issued for the account of, the Borrower in an
aggregate amount not to exceed $           (the
                                      -----------
"Commitment");
------------

      WHEREAS, the Assignor has made Committed Loans in the aggregate principal
amount of $           to the Borrower;
                               ----------
       WHEREAS, [the Assignor has acquired a participation in its pro rata share of the Lenders' liabilities under Letters of Credit and Credit Support in an
aggregate principal amount of $         (the
                                                    ---------
"Credit Obligations")] [no Letters of Credit or Credit Support is
--------------------
outstanding under the Credit Agreement]; and

      WHEREAS, the Assignor wishes to assign to the Assignee [part of the] [all]
rights and obligations of the Assignor under the Credit Agreement in respect of its Commitment, together with a corresponding portion of each of its outstanding
Committed Loans and Credit Obligations, in an amount equal to $         (the
                                               ---------
"Assigned Amount") on the terms and subject to the conditions set
-----------------
forth herein and the Assignee wishes to accept assignment of such rights and to assume such obligations from the Assignor on such terms and subject to such conditions;

      NOW, THEREFORE, in consideration of the foregoing and the mutual agreements contained herein, the parties hereto agree as follows:

      1.      Assignment and Acceptance.
            --------------------------

      (a)     Subject to the terms and conditions of this Assignment and
Acceptance, (i) the Assignor hereby sells, transfers and assigns to the
Assignee, and (ii) the Assignee hereby purchases, assumes and undertakes from the Assignor, without recourse and without representation or warranty (except as
provided in this Assignment and Acceptance)     % (the "Assignee's Percentage
                           ----        ----------------------
Share") of (A) the Commitment, the Committed Loans and the Credit
-----
Obligations of the Assignor and (B) all related rights, benefits, obligations, liabilities and indemnities of the Assignor under and in connection with the
Credit Agreement and the Loan Documents.

      (b)     With effect on and after the Effective Date (as defined in
Section 5 hereof), the Assignee shall be a party to the Credit Agreement and succeed to all of the rights and be obligated to perform all of the obligations of a Lender under the Credit Agreement, including the requirements concerning confidentiality and the payment of indemnification, with a Commitment in an amount equal to the Assigned Amount.  The Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of the
Credit Agreement are required to be performed by it as a Lender.  It is the intent of the parties hereto that the Commitment of the Assignor shall, as of the Effective Date, be reduced by an amount equal to the Assigned Amount and the
Assignor shall relinquish its rights and be released from its obligations under the Credit Agreement to the extent such obligations have been assumed by the
Assignee; provided, however, the Assignor shall not relinquish its rights under
Sections 15.7 and 15.11 of the Credit
                            -------------     -----
Agreement to the extent such rights relate to the time prior to the Effective
Date.

      (c)     After giving effect to the assignment and assumption set forth
herein, on the Effective Date the Assignee's Commitment will be $         .
         ---------

      (d)     After giving effect to the assignment and assumption set forth
herein, on the Effective Date the Assignor's Commitment will be $         .
         ---------

      2.      Payments.
            --------
       (a)     As consideration for the sale, assignment and transfer
contemplated in Section 1 hereof, the Assignee shall pay to the Assignor on the
Effective Date in immediately available funds an amount equal to $         ,
representing the Assignee's Pro Rata
                 ---------
Share of the principal amount of all Committed Loans.

      (b)     The Assignee further agrees to pay to the Agent a processing fee in the amount specified in Section 13.3 of the
                                          ------------
Credit Agreement.

      3.      Reallocation of Payments.
            ------------------------

      Any interest, fees and other payments accrued to the Effective Date with respect to the Commitment, and Committed Loans and Credit Obligations shall be for the account of the Assignor. Any interest, fees and other payments accrued on and after the Effective Date with respect to the Assigned Amount shall be for the account of the Assignee. Each of the Assignor and the Assignee agrees that it will hold in trust for the other party any interest, fees and other amounts which it may receive to which the other party is entitled pursuant to the preceding sentence and pay to the other party any such amounts which it may receive promptly upon receipt.

      4.      Independent Credit Decision.
            ---------------------------

      The Assignee (a) acknowledges that it has received a copy of the Credit
Agreement and the Schedules and Exhibits thereto, together with copies of the most recent Financial Statements of the Borrower, and such other documents and information as it has deemed appropriate to make its own credit and legal analysis and decision to enter into this Assignment and Acceptance; and
(b) agrees that it will, independently and without reliance upon the Assignor, the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit and legal decisions in taking or not taking action under the Credit Agreement.

      5.      Effective Date; Notices.
            -----------------------

      (a)     As between the Assignor and the Assignee, the effective date for
this Assignment and Acceptance shall be             (the
                                                 -------,----
"Effective Date"); provided that the following conditions precedent
---------------
have been satisfied on or before the Effective Date:

                 (i) this Assignment and Acceptance shall be executed and delivered by the Assignor and the Assignee;

                (ii)      the Assignee shall pay to the Assignor all amounts due
to the Assignor under this Assignment and Acceptance;
               (iii)      the Assignee shall have complied with [Section 14.10
of the Credit Agreement (if applicable) and] Section
 -------------                                            -------
7 hereof;
-

                (iv) the consents of the Agent and the Borrower required for an effective assignment of the Assigned Amount by the Assignor to the Assignee shall have been duly obtained and shall be in full force and effect as of the Effective Date;

                 (v)      the processing fee referred to in Section
                                                        --------
2(b) hereof and in Section 13.3(a) of the Credit Agreement shall
--                 ---------------
have been paid to the Agent; and

      (b)     Promptly following the execution of this Assignment and
Acceptance, the Assignor shall deliver to the Borrower and the Agent for acknowledgment by the Agent, a Notice of Assignment in the form attached hereto as Schedule 1.
                            -----------


      [6.     Agent.  [INCLUDE ONLY IF ASSIGNOR IS AGENT]
            -----

      (a) The Assignee hereby appoints and authorizes the Assignor to take such action as agent on its behalf and to exercise such powers under the Credit
Agreement as are delegated to the Agent by the Lenders pursuant to the terms of the Credit Agreement.

      (b) The Assignee shall assume no duties or obligations held by the Assignor in its capacity as Agent under the Credit Agreement.]

      7.      Withholding Tax.
            ----------------

      The Assignee (a) represents and warrants to the Lender, the Agent and the
Borrower that under applicable law and treaties no tax will be required to be withheld by the Lender or the Agent with respect to any payments to be made to the Assignee hereunder, (b) agrees to furnish (if it is organized under the laws of any jurisdiction other than the United States or any State thereof) to the
Agent and the Borrower prior to the time that the Agent or Borrower is required to make any payment of principal, interest or fees hereunder, duplicate executed originals of either U.S. Internal Revenue Service Form 4224 or U.S. Internal
Revenue Service Form 1001 (wherein the Assignee claims entitlement to the benefits of a tax treaty that provides for a complete exemption from U.S.
federal income withholding tax on all payments hereunder) and agrees to provide new Forms 4224 or 1001 upon the expiration of any previously delivered form or comparable statements in accordance with applicable U.S. law and regulations and amendments thereto, duly executed and completed by the Assignee, and (c) agrees to comply with all applicable U.S. laws and regulations with regard to such withholding tax exemption, provided, for avoidance of doubt, that the performance by the Assignee of its obligations under this Section 7 shall not excuse the Assignee from the performance of any
---------
obligations of the Assignee, as a Lender, under Section 14.10 of the Credit
Agreement.

      8.      Representations and Warranties.
            -------------------------------

      (a) The Assignor represents and warrants that (i) it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any Lien or other adverse claim; (ii) it is duly organized and existing and it has the full power and authority to take, and has taken, all action necessary to execute and deliver this Assignment and Acceptance and any other documents required or permitted to be executed or delivered by it in connection with this Assignment and Acceptance and to fulfill its obligations hereunder; (iii) no notices to, or consents, authorizations or approvals of, any Person are required (other than any already given or obtained) for its due execution, delivery and performance of this Assignment and Acceptance, and apart from any agreements or undertakings or filings required by the Credit Agreement, no further action by, or notice to, or filing with, any Person is required of it for such execution, delivery or performance; and
(iv) this Assignment and Acceptance has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignor, enforceable against the Assignor in accordance with the terms hereof, subject, as to enforcement, to bankruptcy, insolvency, moratorium, reorganization and other laws of general application relating to or affecting creditors' rights and to general equitable principles.

      (b) The Assignor makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit
Agreement or any other instrument or document furnished pursuant thereto.  The
Assignor makes no representation or warranty in connection with, and assumes no responsibility with respect to, the solvency, financial condition or statements of the Borrower, or the performance or observance by the Borrower, of any of its respective obligations under the Credit Agreement or any other instrument or document furnished in connection therewith.

      (c) The Assignee represents and warrants that (i) it is duly organized and existing and it has full power and authority to take, and has taken, all action necessary to execute and deliver this Assignment and Acceptance and any other documents required or permitted to be executed or delivered by it in connection with this Assignment and Acceptance, and to fulfill its obligations hereunder; (ii) no notices to, or consents, authorizations or approvals of, any Person are required (other than any already given or obtained) for its due execution, delivery and performance of this Assignment and Acceptance; and apart from any agreements or undertakings or filings required by the Credit Agreement, no further action by, or notice to, or filing with, any Person is required of it for such execution, delivery or performance; and (iii) this Assignment and Acceptance has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignee, enforceable against the Assignee in accordance with the terms hereof, subject, as to enforcement, to bankruptcy, insolvency, moratorium, reorganization and other laws of general application relating to or affecting creditors' rights and to general equitable principles.

      9.      Further Assurances.
            -------------------

      The Assignor and the Assignee each hereby agree to execute and deliver such other instruments, and take such other action, as either party may reasonably request in connection with the transactions contemplated by this Assignment and Acceptance, including the delivery of any notices or other documents or instruments to the Borrower or the Agent, which may be required in connection with the assignment and assumption contemplated hereby.

      10.     Miscellaneous.
            -------------

      (a) Any amendment or waiver of any provision of this Assignment and Acceptance shall be in writing and signed by the parties hereto. No failure or delay by either party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof and any waiver of any breach of the provisions of this Assignment and Acceptance shall be without prejudice to any rights with respect to any other or further breach thereof.

      (b) All payments made hereunder shall be made without any set-off or counterclaim.

      (c) The Assignor and the Assignee shall each pay its own costs and expenses incurred in connection with the negotiation, preparation, execution and performance of this Assignment and Acceptance.

      (d) This Assignment and Acceptance may be executed in any number of counterparts and all of such counterparts taken together shall be deemed to constitute one and the same instrument.

      (e)     THIS ASSIGNMENT AND ACCEPTANCE SHALL BE GOVERNED BY AND CONSTRUED
IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK.  The Assignor and the
Assignee each irrevocably submits to the non-exclusive jurisdiction of any State or Federal court sitting in New York over any suit, action or proceeding arising out of or relating to this Assignment and Acceptance and irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such New York State or Federal court. Each party to this Assignment and Acceptance hereby irrevocably waives, to the fullest extent it may effectively do so, the defense of an inconvenient forum to the maintenance of such action or proceeding.

      (f)     THE ASSIGNOR AND THE ASSIGNEE EACH HEREBY KNOWINGLY, VOLUNTARILY
AND INTENTIONALLY WAIVE ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT
OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH
THIS ASSIGNMENT AND ACCEPTANCE, THE CREDIT AGREEMENT, ANY RELATED DOCUMENTS AND
AGREEMENTS OR ANY COURSE OF CONDUCT, COURSE OF DEALING, OR STATEMENTS (WHETHER
ORAL OR WRITTEN).

      IN WITNESS WHEREOF, the Assignor and the Assignee have caused this Assignment and Acceptance to be executed and delivered by their duly authorized officers as of the date first above written.
                                [ASSIGNOR]


                                By:
                              --------------------------
                                Name:
                                ------------------------
                                Title:
                                 -----------------------

                                By:
                              --------------------------
                                Name:
                                ------------------------
                                Title:
                                 -----------------------
                                Address:
                                   ---------------------




                                [ASSIGNEE]

                                By:
                              ---------------------------
                                Name:
                                -------------------------
                                Title:
                                 ------------------------



                                By:
                              -------------------------------
                                Name:
                                -----------------------------
                                Title:
                                 ----------------------------
                                Address:
                                   --------------------------

                                   SCHEDULE 1

                       NOTICE OF ASSIGNMENT AND ACCEPTANCE
               -----------------------------------

                                      ----------------,--------


BankAmerica Business Credit, Inc.
40 East 52nd Street
New York, New York 10022
Attn:
     -------------------------
Re:  Forstmann & Company, Inc.

Ladies and Gentlemen:

      We refer to the Loan and Security Agreement dated as of
                                              -----
, 1997 (as amended, amended and restated, modified, supplemented or renewed from time to time the "Credit Agreement") among Forstmann
                               ----------------
& Company, Inc. (the "Borrower"), the Lenders referred to therein
                      --------
and BankAmerica Business Credit, Inc., as agent for the Lenders (the "Agent").
Terms defined in the Credit Agreement are used
      -----
herein as therein defined.

      1.      We hereby give you notice of, and request your acknowledgement of,
the assignment by                (the
                                      ---------------
"Assignor") to            (the "Assignee") of       %  of the
 --------      -----------      --------      ------
right, title and interest of the Assignor in and to the Credit Agreement
(including, without limitation, the right, title and interest of the Assignor in and to the Commitments of the Assignor, all outstanding Loans made by the
Assignor and the Assignor's participation in the Letters of Credit pursuant to the Assignment and Acceptance Agreement attached hereto (the "Assignment and
                                               --------------
Acceptance").  We understand and agree that the Assignor's
-----------
Commitment, as of          ,          , is $        , the aggregate
                 --------- ---------       -------
amount of its outstanding Loans is $         , and its
                                    ---------
participation in Credit Obligations is $          .
                                        ----------

      2. The Assignee agrees that, from and after the Effective Date (as defined in the Assignment and Acceptance), the Assignee will be bound by the terms of the Credit Agreement as fully and to the same extent as if the Assignee were the Lender originally holding such interest in the Credit Agreement.

      3.      The following administrative details apply to the Assignee:

              (A)   Notice Address:
                                ------------------------------

                    Assignee name:
                               -------------------------------
                    Address:
                             -------------------------------------

                         -------------------------------------

                         -------------------------------------
                    Attention:
                           -----------------------------------
                    Telephone:
                            -----------------------------------
                    Telecopier:
                            ----------------------------------
              (B)   Payment Instructions:

                    Account No.:
                             ---------------------------------
                          At:
                             -------------------------------------

                         -------------------------------------

                    Reference:
                           -----------------------------------
                    Attention:
                           -----------------------------------
      4.      You are entitled to rely upon the representations, warranties and covenants of each of the Assignor and Assignee contained in the Assignment and
Acceptance.

      IN WITNESS WHEREOF, the Assignor and the Assignee have caused this Notice of Assignment and Acceptance to be executed by their respective duly authorized officials, officers or agents as of the date first above mentioned.

                                Very truly yours,

                                [NAME OF ASSIGNOR]

                                --------------------------------------
                                By:
                              -----------------------------------
                                Title:
                                 --------------------------------


                                [NAME OF ASSIGNEE]


                           --------------------------------------
                                By:
                              -----------------------------------
                                Title:
                                 --------------------------------


ACKNOWLEDGED AND ACCEPTED:

BankAmerica Business Credit, Inc,
as Agent

--------------------------------
By:
   -----------------------------
Title:
      --------------------------

                                    EXHIBIT H

                         FORM OF SUBORDINATION AGREEMENT
                         -------------------------------

                                                                       R&W Draft
                                                                       7/17/97













                           LOAN AND SECURITY AGREEMENT

                            Dated as of July 23, 1997

                                      Among

                     THE FINANCIAL INSTITUTIONS NAMED HEREIN

                                 as the Lenders
                          --------------

                                       and

                        BANKAMERICA BUSINESS CREDIT, INC.

                                  as the Agent
                           -----------

                                       and

                            FORSTMANN & COMPANY, INC.

                                 as the Borrower
                         ---------------

                                TABLE OF CONTENTS

Section                                                     Page
-------                                                     ----

                                     ARTICLE 1

                        INTERPRETATION OF THIS AGREEMENT
                 -------------------------------

            1.1      Definitions . . . . . . . . . . . . . . . . . . . . . . 1
            1.2      Accounting Terms  . . . . . . . . . . . . . . . . . . .29
            1.3      Interpretive Provisions . . . . . . . . . . . . . . . .29

                                      ARTICLE 2

                           LOANS AND LETTERS OF CREDIT
                   ---------------------------

            2.1      Total Facility  . . . . . . . . . . . . . . . . . . . .30
            2.2      Revolving Loans . . . . . . . . . . . . . . . . . . . .30
            2.3      Term Loans  . . . . . . . . . . . . . . . . . . . . . .37
            2.4      Letters of Credit . . . . . . . . . . . . . . . . . . .38
            2.5      Automated Clearing House Transfers and Overdrafts . . .45

                                      ARTICLE 3

                                INTEREST AND FEES
                         -----------------

            3.1      Interest  . . . . . . . . . . . . . . . . . . . . . . .45
            3.2      Conversion and Continuation Elections . . . . . . . . .46
            3.3      Maximum Interest Rate . . . . . . . . . . . . . . . . .47
            3.4      Facility Fee; Underwriting Fee  . . . . . . . . . . . .48
            3.5      Unused Line Fee . . . . . . . . . . . . . . . . . . . .48
            3.6      Letter of Credit Fee  . . . . . . . . . . . . . . . . .48

                                      ARTICLE 4

                            PAYMENTS AND PREPAYMENTS
                     ------------------------

            4.1      Revolving Loans . . . . . . . . . . . . . . . . . . . 49
            4.2      Termination of Revolving Credit Facility  . . . . . . 49
            4.3      Repayment of the Term Loans . . . . . . . . . . . . . 50
            4.4      Voluntary Prepayments of the Term Loans . . . . . . . 50
            4.5      Mandatory Prepayments of the Term Loans . . . . . . . 50
            4.6      Payments by the Borrower  . . . . . . . . . . . . . . 51
            4.7      Payments as Revolving Loans . . . . . . . . . . . . . 51
            4.8      Apportionment, Application and Reversal of Payments . 52
            4.9      Indemnity for Returned Payments . . . . . . . . . . . 52
            4.10     Agent's and Lenders' Books and Records; Monthly
                     Statements                                            53


Section                                                                 Page
-------                                                     ----
                                    ARTICLE 5

                     TAXES, YIELD PROTECTION AND ILLEGALITY
              -------------------------------------

            5.1      Taxes.  . . . . . . . . . . . . . . . . . . . . . . . 53
            5.2      Illegality  . . . . . . . . . . . . . . . . . . . . . 55
            5.3      Increased Costs and Reduction of Return . . . . . . . 55
            5.4      Funding Losses  . . . . . . . . . . . . . . . . . . . 56
            5.5      Inability to Determine Rates  . . . . . . . . . . . . 56
            5.6      Certificates of Lenders . . . . . . . . . . . . . . . 57
            5.7      Survival  . . . . . . . . . . . . . . . . . . . . . . 57

                                      ARTICLE 6

                                   COLLATERAL
                            ---------

            6.1      Grant of Security Interest  . . . . . . . . . . . . . 57
            6.2      Perfection and Protection of Security Interest  . . . 58
            6.3      Location of Collateral  . . . . . . . . . . . . . . . 60
            6.4      Title to, Liens on, and Sale and Use of Collateral  . 60
            6.5      Appraisals  . . . . . . . . . . . . . . . . . . . . . 61
            6.6      Access and Examination; Confidentiality . . . . . . . 61
            6.7      Collateral Reporting  . . . . . . . . . . . . . . . . 62
            6.8      Accounts  . . . . . . . . . . . . . . . . . . . . . . 63
            6.9      Collection of Accounts; Payments  . . . . . . . . . . 64
            6.10     Inventory; Perpetual Inventory  . . . . . . . . . . . 66
            6.11     Equipment . . . . . . . . . . . . . . . . . . . . . . 66
            6.12     Assigned Contracts  . . . . . . . . . . . . . . . . . 67
            6.13     Documents, Instruments, and Chattel Paper . . . . . . 68
            6.14     Right to Cure . . . . . . . . . . . . . . . . . . . . 68
            6.15     Power of Attorney . . . . . . . . . . . . . . . . . . 68
            6.16     The Agent's and Lenders' Rights, Duties and Liabilities 69
            6.17     Site Visits, Observations and Testing . . . . . . . . 69

                                      ARTICLE 7
                 BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES
        -------------------------------------------------

            7.1      Books and Records . . . . . . . . . . . . . . . . . . 71
            7.2      Financial Information . . . . . . . . . . . . . . . . 71
            7.3      Notices to the Lenders  . . . . . . . . . . . . . . . 74

Section                                                                 Page
-------                                                     ----
                                      ARTICLE 8

                     GENERAL WARRANTIES AND REPRESENTATIONS
              --------------------------------------

            8.1      Authorization, Validity, and Enforceability of this
                     Agreement and the Loan Documents  . . . . . . . . . . 76
            8.2      Validity and Priority of Security Interest  . . . . . 77
            8.3      Organization and Qualification  . . . . . . . . . . . 77
            8.4      Corporate Name; Prior Transactions  . . . . . . . . . 77
            8.5      Subsidiaries and Affiliates . . . . . . . . . . . . . 77
            8.6      Financial Statements and Projections  . . . . . . . . 77
            8.7      Capitalization  . . . . . . . . . . . . . . . . . . . 78
            8.8      Solvency  . . . . . . . . . . . . . . . . . . . . . . 78
            8.9      Debt  . . . . . . . . . . . . . . . . . . . . . . . . 78
            8.10     Distributions . . . . . . . . . . . . . . . . . . . . 78
            8.11     Title to Property . . . . . . . . . . . . . . . . . . 79
            8.12     Real Estate; Leases . . . . . . . . . . . . . . . . . 79
            8.13     Proprietary Rights  . . . . . . . . . . . . . . . . . 79
            8.14     Trade Names and Terms of Sale . . . . . . . . . . . . 79
            8.15     Litigation  . . . . . . . . . . . . . . . . . . . . . 79
            8.16     Restrictive Agreements  . . . . . . . . . . . . . . . 79
            8.17     Labor Disputes  . . . . . . . . . . . . . . . . . . . 80
            8.18     Environmental Laws  . . . . . . . . . . . . . . . . . 80
            8.19     No Violation of Law . . . . . . . . . . . . . . . . . 81
            8.20     No Default  . . . . . . . . . . . . . . . . . . . . . 81
            8.21     ERISA Compliance  . . . . . . . . . . . . . . . . . . 81
            8.22     Taxes . . . . . . . . . . . . . . . . . . . . . . . . 82
            8.23     Regulated Entities  . . . . . . . . . . . . . . . . . 82
            8.24     Use of Proceeds; Margin Regulations . . . . . . . . . 82
            8.25     Copyrights, Patents, Trademarks and Licenses, etc . . 82
            8.26     No Material Adverse Change  . . . . . . . . . . . . . 83
            8.27     Full Disclosure . . . . . . . . . . . . . . . . . . . 83
            8.28     Material Agreements . . . . . . . . . . . . . . . . . 83
            8.29     Bank Accounts . . . . . . . . . . . . . . . . . . . . 83
            8.30     Governmental Authorization  . . . . . . . . . . . . . 83
            8.31     Reorganization Matters  . . . . . . . . . . . . . . . 83


                                      ARTICLE 9

                       AFFIRMATIVE AND NEGATIVE COVENANTS
               -----------------------------------

            9.1      Taxes and Other Obligations . . . . . . . . . . . . . 84
            9.2      Corporate Existence and Good Standing . . . . . . . . 84
            9.3      Compliance with Law and Agreements; Maintenance of
                     Licenses . . .                                        84
            9.4      Maintenance of Property . . . . . . . . . . . . . . . 85
            9.5      Insurance . . . . . . . . . . . . . . . . . . . . . . 85
            9.6      Condemnation  . . . . . . . . . . . . . . . . . . . . 86
            9.7      Environmental Laws  . . . . . . . . . . . . . . . . . 87
            9.8      Compliance with ERISA . . . . . . . . . . . . . . . . 88
            9.9      Mergers, Consolidations or Sales  . . . . . . . . . . 88

Section                                                                 Page
-------                                                     ----

            9.10     Distributions; Capital Change; Restricted Investments .88
            9.11     Transactions Affecting Collateral or Obligations  . . .88
            9.12     Guaranties  . . . . . . . . . . . . . . . . . . . . . .88
            9.13     Debt  . . . . . . . . . . . . . . . . . . . . . . . . .88
            9.14     Prepayment  . . . . . . . . . . . . . . . . . . . . . .89
            9.15     Transactions with Affiliates  . . . . . . . . . . . . .89
            9.16     Investment Banking and Finder's Fees  . . . . . . . . .89
            9.17     Business Conducted  . . . . . . . . . . . . . . . . . .89
            9.18     Liens . . . . . . . . . . . . . . . . . . . . . . . . .90
            9.19     Sale and Leaseback Transactions . . . . . . . . . . . .90
            9.20     Subsidiaries  . . . . . . . . . . . . . . . . . . . . .90
            9.21     Fiscal Year . . . . . . . . . . . . . . . . . . . . . .90
            9.22     Capital Expenditures; MIS Expenditures  . . . . . . . .90
            9.23     Operating Lease Obligations . . . . . . . . . . . . .  90
            9.24     Adjusted Tangible Net Worth . . . . . . . . . . . . . .90
            9.25     Interest Coverage Ratio . . . . . . . . . . . . . . .  91
            9.26     Fixed Charge Coverage Ratio . . . . . . . . . . . . . .91
            9.27     Use of Proceeds . . . . . . . . . . . . . . . . . . . .92
            9.28     Plan of Reorganization  . . . . . . . . . . . . . . . .92
            9.29     Further Assurances  . . . . . . . . . . . . . . . . . .92
                                     ARTICLE 10

                              CONDITIONS OF LENDING
                      ---------------------

            10.1     Conditions Precedent to Making of Loans on the
                     Closing Date . . .                                     92
            10.2     Conditions Precedent to Each Loan . . . . . . . . . . .95

                                     ARTICLE 11

                                DEFAULT; REMEDIES
                        -----------------

            11.1     Events of Default . . . . . . . . . . . . . . . . . . .96
            11.2     Remedies  . . . . . . . . . . . . . . . . . . . . . . 100

                                     ARTICLE 12

                              TERM AND TERMINATION
                      ---------------------

            12.1     Term and Termination  . . . . . . . . . . . . . . .  101








Section                                                                 Page
-------                                                     ----
                                     ARTICLE 13

           AMENDMENTS; WAIVER; PARTICIPATION; ASSIGNMENTS; SUCCESSORS
   -----------------------------------------------------------

            13.1     No Waivers; Cumulative Remedies . . . . . . . . . . . 102
            13.2     Amendments and Waivers  . . . . . . . . . . . . . . . 102
            13.3     Assignments; Participation  . . . . . . . . . . . . . 103

                                     ARTICLE 14

                                    THE AGENT
                             --------

            14.1     Appointment and Authorization . . . . . . . . . . . . 106
            14.2     Delegation of Duties  . . . . . . . . . . . . . . . . 106
            14.3     Liability of Agent  . . . . . . . . . . . . . . . . . 107
            14.4     Reliance by Agent . . . . . . . . . . . . . . . . . . 107
            14.5     Notice of Default . . . . . . . . . . . . . . . . . . 108
            14.6     Credit Decision . . . . . . . . . . . . . . . . . . . 108
            14.7     Indemnification . . . . . . . . . . . . . . . . . . . 108
            14.8     Agent in Individual Capacity  . . . . . . . . . . . . 109
            14.9     Successor Agent . . . . . . . . . . . . . . . . . . . 109
            14.10    Withholding Tax . . . . . . . . . . . . . . . . . . . 110
            14.11    Collateral Matters  . . . . . . . . . . . . . . . . . 111
            14.12    Agency for Perfection . . . . . . . . . . . . . . . . 112
            14.13    Payments by Agent to Lenders. . . . . . . . . . . . . 113
            14.14    Concerning the Collateral and the Related Loan
                     Documents  . . . .                                    113

                                     ARTICLE 15

                                  MISCELLANEOUS
                          -------------

            15.1     Cumulative Remedies; No Prior Recourse to Collateral  113
            15.2     Severability  . . . . . . . . . . . . . . . . . . . . 114
            15.3     Governing Law; Choice of Forum; Service of Process  . 114
            15.4     WAIVER OF JURY TRIAL  . . . . . . . . . . . . . . . . 115
            15.5     Survival of Representations and Warranties  . . . . . 115
            15.6     Other Security and Guaranties . . . . . . . . . . . . 115
            15.7     Fees and Expenses . . . . . . . . . . . . . . . . . . 115
            15.8     Notices . . . . . . . . . . . . . . . . . .           116
            15.9     Waiver of Notices . . . . . . . . . . . . . . . . . . 118
            15.10    Binding Effect  . . . . . . . . . . . . . . . . . . . 118
            15.11    Indemnity of the Agent and the Lenders by the Borrower118
            15.12    Restrictions on Actions by Lenders; Sharing of Payment119
            15.13    Field Audit and Examination Reports; Disclaimer by
                     Lenders  . . .                                        120
            15.14    Relation Among Lenders  . . . . . . . . . . . . . . . 120

Section                                                                 Page
-------                                                     ----

            15.15    Limitation of Liability . . . . . . . . . . . . . . . 121
            15.16    Final Agreement . . . . . . . . . . . . . . . . . . . 121
            15.17    Counterparts  . . . . . . . . . . . . . . . . . . . . 121
            15.18    Captions  . . . . . . . . . . . . . . . . . . . . . . 121


                             EXHIBITS AND SCHEDULES

EXHIBIT A -                         Form of Term Note

SCHEDULE A TO NOTE -                Base  Rate  Loans and Repayment of Base Rate
                                    Loans

SCHEDULE B TO NOTE -                LIBOR Rate Loans and Repayment of LIBOR Rate
                                    Loans

EXHIBIT B -                         Form of Borrowing Base Certificate

EXHIBIT C -                         Financial Statements

EXHIBIT D -                         List of Closing Documents

EXHIBIT E -                         Form of Notice of Borrowing

EXHIBIT F -                         Form of Notice of
                                    Conversion/Continuation

EXHIBIT G -                         Form of Assignment and Acceptance
                                    Agreement

EXHIBIT H -                         Form of Subordination Agreement

EXHIBIT I -                         Form of Pledge Agreement


SCHEDULE 1.1(a) -                   Assigned Contracts

SCHEDULE 1.1(b) -                   Locations of Eligible Inventory

SCHEDULE 1.1(c) -                   Permitted Liens

SCHEDULE 1.1(d) -                   Restricted Investments

SCHEDULE 6.3 -                      Facilities and Locations

SCHEDULE 6.7 -                      Collateral Reports

SCHEDULE 8.3 -                      Jurisdictions   of   Qualification   to   do
                                    Business

SCHEDULE 8.4 -                      Corporate Names

SCHEDULE 8.5 -                      Affiliates

SCHEDULE 8.6(c) -                   Pro Forma Balance Sheet

SCHEDULE 8.9 -                      Debt

SCHEDULE 8.12 -                     Real Estate Owned or Leased

SCHEDULE 8.13 -                     Proprietary Rights

SCHEDULE 8.14 -                     Trade Names

SCHEDULE 8.15 -                     Litigation

SCHEDULE 8.17 -                     Labor Matters

SCHEDULE 8.18 -                     Environmental Law Matters

SCHEDULE 8.21 -                     ERISA Matters

SCHEDULE 8.22 -                     Taxes

SCHEDULE 8.28 -                     Material Agreements

SCHEDULE 8.29 -                     Bank Accounts

SCHEDULE 8.31 -                     Reorganization Matters

SCHEDULE 9.17 -                     Management Compensation


                                           Exhibit 10.1(b)

                            FORSTMANN & COMPANY, INC.
                           TRADEMARK SECURITY AGREEMENT
                           -----------------------------

            THIS TRADEMARK SECURITY AGREEMENT ("Agreement") made as
                                                ---------
of  the  23rd  day  of  July,  1997, by and between FORSTMANN & COMPANY, INC., a
Georgia  corporation,  with  an office at 1155 Avenue of the Americas, New York,
New  York 10036-2711 ("Borrower"), and BANKAMERICA BUSINESS CREDIT, INC., in its
capacity  as  agent (the "Agent") for the Lenders (as hereinafter defined), with an office at 40 East 52nd Street, New York, New York, 10022.


                              W I T N E S S E T H:
                      -------------------
            WHEREAS,  the  Borrower, the lenders from time to time party thereto
(the  "Lenders"),  and  the  Agent are parties to that certain Loan and Security
Agreement  of  even date herewith (as the same may be further amended, restated, modified or supplemented, the "Loan Agreement"); and
     --------------

            WHEREAS, Agent has required Borrower to execute and deliver this Agreement (i) in order to secure the prompt and complete payment, observance and performance of all of the "Obligations" (as defined in the Loan Agreement) and
(ii) as a condition precedent to the Lenders' execution and delivery of the Loan
Agreement;

            NOW, THEREFORE, in consideration of the premises set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower agrees as follows:

            1.    Defined Terms.
               -------------

            (a) Unless otherwise defined herein, each capitalized term used herein that is defined in the Loan Agreement shall have the meaning specified for such term in the Loan Agreement.

            (b) The words "hereof," "herein" and "hereunder" and words of like import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and paragraph references are to this Agreement unless otherwise specified.

            (c) All terms defined in this Agreement in the singular shall have comparable meanings when used in the plural, and vice versa, unless otherwise specified.

            2.    Incorporation of Premises.  The premises set forth
               -------------------------
above are incorporated into this Agreement by this reference hereto and are made a part hereof.

            3.    Incorporation of the Loan Agreement.  The Loan
               -----------------------------------
Agreement and the terms and provisions thereof are hereby incorporated herein in their entirety by this reference thereto.

            4.    Security Interest in Trademarks.  To secure the
               -------------------------------
complete  and  timely  payment,  performance  and  satisfaction  of  all  of the
Obligations,  Borrower  hereby grants to Agent, subject to the terms of existing licenses  granted  by  Borrower  in the ordinary course of business set forth on
Schedule 8.13 of the Loan Agreement
                               -------------
(the  "Existing  Licenses"),  for  the  ratable  benefit  of Agent, BABC and the
Lenders, a security interest in all of Borrower's:
            (a)    now  owned  or  existing  and  hereafter  acquired or arising trademarks,  registered trademarks, trademark applications (except for any intent  to  use  applications,  and  except for any trademark which is the subject  of  an intent to use application, in each case, filed pursuant to
      Section  1(b)  of  the Lanham Act, 15 U.S.C. Section 15017, until Borrower files an Amendment to Allege Use or a Statement of Use under Sections 1(c)
      and  1(d)  of  the  Lanham  Act  is filed with respect to such trademark), service  marks,  registered  service  marks  and service mark applications listed on Schedule A attached
                                             ----------
      hereto  and  made a part hereof, together with any goodwill connected with and  symbolized  by  any  such trademarks, trademark applications, service marks,  registered  service  marks, service mark applications, and (i) all renewals thereof, (ii) all income, royalties, damages and payments now and hereafter  due  and/or  payable under and with respect thereto, including, without limitation, payments under all licenses entered into in connection therewith  and  damages  and  payments for past or future infringements or dilutions  thereof,  (iii)  the  right to sue for past, present and future infringements  and  dilutions  thereof,  and (iv) all of Borrower's rights
      c o rresponding  thereto  throughout  the  world  (all  of  the  foregoing trademarks,  registered trademarks and trademark applications, and service marks,  registered  service  marks and service mark applications, together with the items described in clauses (i)-(iv) in this paragraph 4(a), are
                  ----------------         --------------
      sometimes  hereinafter individually and/or collectively referred to as the
      "Trademarks");
                         ----------

            (b)    rights under or interests in any trademark license agreements or  service mark license agreements with any other party, whether Borrower is  a licensee or licensor under any such license agreement, together with any  goodwill  connected with and symbolized by any such trademark license agreements  or  service marks license agreements, and the right to prepare for sale and sell any and all Inventory now or hereafter owned by Borrower and  now  or  hereafter covered by such licenses (all of the foregoing are hereinafter  referred  to  collectively as the "Licenses"); provided, that the foregoing grant of a
          --------    --------
      security  interest  with  respect to Licenses shall not include a security interest  in  any  License under which Borrower is a Trademark licensee to the  extent  that  the  grant by Borrower of such security interest is (i)
      prohibited  by  the  terms  and  the  provisions of the written agreement, document  or instrument creating or evidencing such License, or (ii) gives the  licensor  thereto the right to terminate such License in the event of the grant of a security interest with respect thereto.

            5.    Restrictions on Future Agreements.  In addition to
               ---------------------------------
the restrictions provided in paragraph 8, Borrower will not,
                             -----------
without  the  prior  written consent of the Majority Lenders, (i) enter into any agreement,  including,  without  limitation,  any  license  agreement,  which is inconsistent  with  this  Agreement, provided, however, that Borrower shall have the right to license
--------  -------
the  use  of the Trademarks in the ordinary course of its business, and Borrower further  agrees  that it will not take any action, and will use its commercially reasonable  efforts  not  to permit any action to be taken by others, including, without  limitation,  licensees,  or fail to take any action, which would in any material  adverse  respect  affect  the  validity  or  enforcement of the rights transferred  to  Agent  under this Agreement or the rights associated with those
Trademarks  or Licenses or (ii) except for transactions or Liens permitted under the  Loan  Agreement,  mortgage,  pledge,  assign,  encumber,  grant  a security interest in, transfer, license or alienate any of the Trademarks.

            6.    New Trademarks and Licenses.  Borrower represents
                ---------------------------
and warrants that (a) the Trademarks listed on Schedule A include
                                               ----------
all  of  the  trademarks, registered trademarks, trademark applications, service marks,  registered  service  marks  and  service  mark applications now owned by
Borrower, and (b) no other liens, claims or security interests have been granted by  Borrower  to any other Person in such Trademarks and Licenses other than the
Existing  Licenses  and  Permitted  Liens.  If, prior to the termination of this
Agreement, Borrower shall (i) obtain rights to any new Trademarks or (ii) become entitled  to  the benefit of any Licenses or License renewals, the provisions of paragraph  4  above  shall  automatically apply thereto.  Borrower shall give to
Agent written notice of events described in clauses (i) or (ii) of the
                                      -----------    ----
preceding  sentence  within  30  days  after  such  occurrence.  Borrower hereby authorizes  Agent to modify this Agreement by amending Schedule A to include any future Trademarks or Licenses under
----------
paragraph 4 above or under this paragraph 6.
-----------                     -----------

            7.    Royalties.  Borrower hereby agrees that the use by
               ---------
Agent  of  the Trademarks and the Licenses as authorized hereunder in connection with the exercise of its remedies under paragraph 16 or
                                                  ------------
pursuant to Section 13 of the Loan Agreement shall be coextensive
            ----------
with  Borrower's  rights  thereunder  and  with  respect thereto and without any liability for royalties or other related charges from Agent to Borrower.

            8.    Right to Inspect; Further Assignments and Security
               --------------------------------------------------
Interests.  At all reasonable times (and at any time when an Event
---------
of  Default exists) upon reasonable advance notice to Borrower and at reasonable intervals,  Agent may have access to, examine, audit, make copies (at Borrower's
expense)   and  extracts  from  and  inspect  Borrower's  premises  and  examine
Borrower's  books,  records  and  operations  relating to the Trademarks and the
Licenses,  including,  without limitation, Borrower's quality control processes;
provided,
                                                        --------
that in conducting such inspections and examinations, Agent shall use reasonable efforts not to unnecessarily disturb the conduct of Borrower's ordinary business
operations.    From  and  after the occurrence and during the continuation of an
Event  of  Default,  Borrower  agrees  that Agent, or a conservator appointed by
Agent,  shall  have  the  right  to establish such reasonable additional product quality  controls  as  Agent  or  such  conservator,  in  its  sole and absolute judgment,  may  deem  necessary to assure maintenance of the quality of products sold  by  Borrower  under  the Trademarks and the Licenses or in connection with which such Trademarks and Licenses are used.  Borrower agrees (i) not to sell or assign  its  interest  in,  or  grant  any  license under, the Trademarks or the
Licenses  without the prior and express written consent of the Majority Lenders, provided, however, that Borrower shall have the
                  --------  -------
right  to  license  the  use  of  the  Trademarks  in the ordinary course of its business,  and  (ii)  to  the  extent  required  to maintain the validity of the
Trademarks,  not  to  change  the  quality of such products without the Majority
Lenders' prior and express written consent.

            9.    Nature and Continuation of Agent's Security
               -------------------------------------------
Interest; Termination of Agent's Security Interest.  This Agreement
-------------------------------------------------
is  made  for  collateral security purposes only.  This Agreement shall create a continuing  security interest in the Trademarks and Licenses and shall remain in full  force  and  effect until the payment in full of all of the Obligations
and termination  of  the  Loan  Agreement.    Upon  payment  in  full  of all of
Obligations  and  termination  of  the  Loan  Agreement,  this  Agreement  shall terminate  and upon Borrower's request, Agent shall promptly execute and deliver to  the  Borrower,  at  Borrower's expense, all termination statements and other instruments  as may be necessary or desirable to evidence the termination of the
Agent's security interest in the Trademarks and the Licenses.

            10.   Termination of Liens on Disposed Trademarks or
               ----------------------------------------------
Licenses.  If any of the Trademarks or Licenses shall be sold,
--------
transferred  or otherwise disposed of by the Borrower in a transaction permitted by  the  Loan  Agreement  or  this  Agreement,  then the Agent shall execute and deliver  to  the  Borrower  all releases or other documents described in Section
14.11(b) of the Loan Agreement affecting such Trademark or License.

            11.   Duties of Borrower.  Borrower shall have the duty,
               ------------------
to  the  extent desirable in the normal conduct of Borrower's business, to:  (i)
prosecute  diligently any trademark application or service mark application that is  part of the Trademarks pending as of the date hereof or thereafter until the termination  of  this  Agreement,  and  (ii)  make application for trademarks or
service  marks.    Borrower  further agrees (i) not to abandon any Trademarks or
Licenses,  except  those  Trademarks  and  Licenses that Borrower has reasonably determined are not economically material to the operation of Borrower's business without  the  prior  written consent of the Majority Lenders and (ii) to use its best  efforts  to maintain in full force and effect the Trademarks and Licenses, that  are  or  shall  be  necessary or economically material to the operation of
Borrower's  business.    Any  expenses incurred in connection with the foregoing
shall be borne by Borrower.

            12.   Agent's Right to Sue.  From and after the occurrence
               -------------------
and  during the continuation of an Event of Default, Agent shall have the right, but  shall  in no way be obligated, to bring suit in its own name to enforce the
Trademarks  and  Licenses  and,  if Agent shall commence any such suit, Borrower shall,  at  the  request of Agent or the Majority Lenders, do any and all lawful acts  and execute any and all proper documents required by Agent or the Majority
Lenders  in  aid  of  such  enforcement.   Borrower shall, upon demand, promptly
reimburse  Agent for all costs and expenses incurred by Agent in the exercise of its  rights  under  this paragraph 12 (including, without limitation, reasonable fees and
------------
expenses of in-house and outside attorneys and paralegals for Agent).

            13.   Waivers.  Agent's failure, at any time or times
               -------
hereafter,  to  require  strict performance by Borrower of any provision of this
Agreement  shall  not waive, affect or diminish any right of Agent thereafter to demand  strict  compliance  and  performance  therewith  nor shall any course of dealing between Borrower and Agent or any Lender have such effect.  No single or partial  exercise  of  any  right  hereunder shall preclude any other or further exercise  thereof or the exercise of any other right.  None of the undertakings, agreements,  warranties,  covenants and representations of Borrower contained in this  Agreement shall be deemed to have been suspended or waived by Agent unless such  suspension  or  waiver  is  in  writing signed by the Majority Lenders and directed to Borrower specifying such suspension or waiver.

            14.   Severability.  Whenever possible, each provision of
               ------------
this  Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but the provisions of this Agreement are severable, and if any  clause  or provision shall be held invalid and unenforceable in whole or in part  in any jurisdiction, then such invalidity or unenforceability shall affect only  such  clause or provision, or part hereof, in such jurisdiction, and shall not  in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Agreement in any jurisdiction.

            15.   Modification.  This Agreement cannot be altered,
               ------------
amended  or modified in any way, except as specifically provided in paragraphs 4 and 6 hereof or by a writing signed by the parties
------------     -
hereto.

            16.   Cumulative Remedies; Power of Attorney.  From and
               --------------------------------------
after  the  occurrence  and during the continuation of an Event of Default under the  Loan  Agreement,  Borrower  hereby  irrevocably designates, constitutes and appoints  Agent  (and  all  Persons designated by Agent in its sole and absolute discretion) as Borrower's true and lawful attorney-in-fact, and authorizes Agent and  any of Agent's designees, in Borrower's or Agent's name, from and after the occurrence  of  an  Event  of  Default,  to  (i)  endorse Borrower's name on all applications, documents, papers and instruments necessary or desirable for Agent in  the  use  of  the  Trademarks  or the Licenses, (ii) subject to the Existing
Licenses,  assign,  pledge,  convey or otherwise transfer title in or dispose of the Trademarks or the Licenses to anyone on commercially reasonable terms, (iii)
subject  to  the Existing Licenses, grant or issue any exclusive or nonexclusive license under the Trademarks or, to the extent permitted, under the Licenses, to anyone  on  commercially reasonable terms, (iv) revise, update, amend, complete, file  or  record  the  Assignment  of  Trademark  Registrations and Applications
attached as Exhibit A hereto, as Agent may determine to be
            ---------
necessary or desirable to assign or otherwise transfer the trademarks covered by this  Agreement  to  any  Person,  including,  without limitation, Agent and (v)
subject  to  the  Existing  Licenses, take any other actions with respect to the
Trademarks  or  the  Licenses  as  Agent  deems reasonably necessary to protect, preserve  or  realize  upon  the  Trademarks  or Licenses and the Liens thereon.
Agent shall take no action pursuant to subparagraphs (i), (ii),
                                       -----------------  ----
(iii), (iv), or (v) of this paragraph 16 without taking like action
-----  ----     ---        ------------
with  respect  to  the entire goodwill of Borrower's business connected with the use  of,  and  symbolized  by,  such  Trademarks  or  Licenses.  Borrower hereby ratifies  all that such attorney shall lawfully do or cause to be done by virtue
hereof.    This  power  of  attorney  is  coupled  with an interest and shall be irrevocable  until  all  of the Obligations shall have been paid in full and the
Loan  Agreement  shall  have  been terminated.  Borrower acknowledges and agrees that  this  Agreement is not intended to limit or restrict in any way the rights and  remedies  of  Agent  or the Lenders under the Loan Agreement, but rather is intended to facilitate the exercise of such rights and remedies.

            Agent shall have, in addition to all other rights and remedies given it  by  the  terms of this Agreement, all rights and remedies allowed by law and the  rights and remedies of a secured party under the Uniform Commercial Code as enacted  in  any  jurisdiction  in  which  the Trademarks or the Licenses may be located  or  deemed located.  Upon the occurrence and during the continuation of an  Event  of  Default and the election by Agent to exercise any of its remedies under Section 9-504 or Section 9-505 of the Uniform Commercial Code with respect to  the Trademarks and Licenses, Borrower agrees to assign, convey and otherwise transfer  title  in  and  to  the  Trademarks  and  the Licenses to Agent or any
transferee  of  Agent and to execute and deliver to Agent or any such transferee all such agreements, documents and instruments (in addition to the Assignment of
Trademark Registration and Applications attached as Exhibit A hereto executed in connection herewith) as may be
---------
necessary,  in  Agent's determination, to effect such assignment, conveyance and transfer.  All of Agent's rights and remedies with respect to the Trademarks and the  Licenses,  whether  established hereby, by the Loan Agreement, by any other agreements  or  by  law,  shall be cumulative and may be exercised singularly or
concurrently.   Notwithstanding anything set forth herein to the contrary, it is hereby  expressly agreed that upon the occurrence and during the continuation of an  Event of Default, Agent may exercise any of the rights and remedies provided in this Agreement, the Loan Agreement and any other Loan Document.

            17.   Successors and Assigns.  This Agreement shall be
               ----------------------
binding  upon  Borrower  and  its successors and assigns, and shall inure to the benefit  of  Agent  and the Lenders and their respective successors and assigns.
Borrower's successors and assigns shall include, without limitation, a receiver, trustee  or  debtor-in-possession  to  the  extent that any of the foregoing are considered  to  be  a  successor  or  assign  of all for the Borrower; provided, however, that Borrower shall not voluntarily assign or
--------  -------
transfer  its  rights or obligations hereunder without the prior written consent of all Lenders.

            18.   GOVERNING LAW.  THIS AGREEMENT SHALL BE CONSTRUED
               -------------
AND  ENFORCED  AND  THE RIGHTS AND DUTIES OF THE PARTIES SHALL BE GOVERNED BY IN
ALL  RESPECTS IN ACCORDANCE WITH THE INTERNAL LAWS AND DECISIONS OF THE STATE OF
NEW YORK.

            19.   Notices.  All notices or other communications
               -------
hereunder  shall  be  given  in the manner and to the addresses set forth in the
Loan Agreement.

            20.   Agent's Duty.  Agent shall not have any duty with
               ------------
respect  to  the Trademarks or the Licenses.  Without limiting the generality of the  foregoing,  Agent  shall  not  be  under  any  obligation to take any steps necessary to preserve rights in the Trademarks or the Licenses against any other parties,  but  may  do so at its option, and all expenses incurred in connection therewith shall be for the sole account of Borrower and added to the Obligations secured hereby.

            21.   Paragraph Titles.  The paragraph titles herein are
               ----------------
for  convenience  of  reference  only,  and  shall  not  affect  in  any way the interpretation of any of the provisions hereof.

            22.  Execution in Counterparts.  This Agreement may be
               -------------------------
executed  in  any  number  of  counterparts  and  by different parties hereto in separate  counterparts,  each of which when so executed shall be deemed to be an original  and  all  of  which  taken  together shall constitute one and the same agreement.

            23.   Further Assurances.  Borrower hereby covenants and
               ------------------
agrees  that  it  shall  execute and deliver such documents and instruments, and hereby  authorizes  Agent,  in its own name or on behalf of Borrower, to execute and  deliver  such  documents  and  instruments, at Borrower's expense, as Agent deems necessary or proper to give effect to the provisions of this Agreement.

[Balance of page intentionally left blank.]


            IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the 23rd day of July, 1997.


                                    FORSTMANN & COMPANY, INC.,
                                     a Georgia corporation


                                    By: /s/ Rodney Peckham
                                        --------------------
                                       Name: Rodney Peckham
                                       Title:Chief Financial Officer

ATTEST:


By: /s/ Attest
   -------------


                                    Accepted and agreed to as of
                                    the 23rd day of July, 1997, by:

                                    BANKAMERICA BUSINESS CREDIT, INC.


                                    By: /s/ Ernest Pelli
                                       -----------------
                                       Name:Ernest Pelli
                                       Title:Vice President




STATE OF NEW YORK                   )
                                    ) SS
COUNTY OF NEW YORK                  )


            T h e foregoing Trademark Security Agreement was executed and acknowledged before me this 23rd day of July, 1997, by Rodney Peckham, personally known to me to be the Chief Financial Officer of Forstmann & Company, Inc., a Georgia corporation, on behalf of such corporation.


(SEAL)

                                    /s/ Lena Mandel
                                    ---------------
                                    Notary Public
                                    New York County,
                                    My commission expires: May 1, 1999





STATE OF NEW YORK                   )
                                    ) SS
COUNTY OF NEW YORK                  )


            T h e foregoing Trademark Security Agreement was executed and acknowledged before me this 23rd day of July, 1997, by Ernest Pelli, personally known to me to be a Vice President of BankAmerica Business Credit, Inc., a Delaware corporation, on behalf of such corporation.


(SEAL)
                                    /s/ Lena Mandel
                                    ------------------------------
                                    Notary Public
                                    New York County,
                                    My commission expires:May 1, 1999


                                    EXHIBIT A
                                    ---------

           ASSIGNMENT OF TRADEMARK AND SERVICE MARK REGISTRATIONS AND
          -----------------------------------------------------------
                                  APPLICATIONS

            WHEREAS, Forstmann & Company, Inc. ("Assignor"), a
                                               --------
Georgia  corporation  with  an address at 1155 Avenue of the Americas, New York,
New  York  10036-2711  has  adopted,  used  and  is using certain trademarks and service  marks  listed on Schedule I annexed hereto and has made applications to use  certain trademarks and service marks listed on such Schedule, such Schedule being made a part hereof (the "Marks"), all of which are registered or filed in
                  -----
the United States Patent and Trademark Office.

            NOW THEREFORE, for good and valuable consideration, the sufficiency and receipt of which is hereby acknowledged, Assignor hereby assigns to BankAmerica Business Credit, Inc. all of its right, title and interest in and to each of the Marks (except for any intent to use applications, and except for any trademark which is the subject of an intent to use application, in each case, filed pursuant to Section 1(b) of the Lanham Act, 15 U.S.C. Section 15017, until
Borrower  (i)  files  Amendment  to  Allege Use or (ii) a Statement of Use under
Sections 1(c) and 1(d) of the Lanham Act with respect to such trademark) together with the goodwill of the business symbolized by the Marks, and their respective federal registrations.


DATED: July 23, 1997


ATTEST:
--------------------
Name: /s/ Attest
     ------------                   FORSTMANN & COMPANY, INC.



                                    By:/s/ Rodney Peckham
                                       -------------------
                                    Name:Rodney Peckham
                                    Title:Chief Financial Officer


                                              Exhibit 10.1(c)

                            FORSTMANN & COMPANY, INC.
                            PATENT SECURITY AGREEMENT
                            -------------------------

            THIS PATENT SECURITY AGREEMENT ("Agreement") made as of
                                           ---------
the  23rd day of July, 1997, by and between FORSTMANN & COMPANY, INC., a Georgia corporation,  with  an office at 1155 Avenue of the Americas, New York, New York
10036-2711 ("Borrower"), and
                                          --------
BANKAMERICA  BUSINESS  CREDIT,  INC., in its capacity as agent (the "Agent") for the Lenders (as hereinafter defined), with an office
 -----
at 40 East 52nd Street, New York, New York, 10022.
                               W I T N E S S E T H:
                       -------------------
            WHEREAS,  the  Borrower, the lenders from time to time party thereto
(the  "Lenders"),  and  the  Agent are parties to that certain Loan and Security
Agreement  of  even date herewith (as the same may be further amended, restated, modified or supplemented, the "Loan Agreement"); and
     --------------

            WHEREAS, Agent has required Borrower to execute and deliver this Agreement (i) in order to secure the prompt and complete payment, observance and performance of all of the "Obligations" (as defined in the Loan Agreement) and
(ii) as a condition precedent to the Lenders' execution and delivery of the Loan
Agreement;

            NOW, THEREFORE, in consideration of the premises set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower agrees as follows:

            1.    Defined Terms.
               -------------

            (a) Unless otherwise defined herein, each capitalized term used herein that is defined in the Loan Agreement shall have the meaning specified for such term in the Loan Agreement.

            (b) The words "hereof," "herein" and "hereunder" and words of like import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and paragraph references are to this Agreement unless otherwise specified.

            (c) All terms defined in this Agreement in the singular shall have comparable meanings when used in the plural, and vice versa, unless otherwise specified.

            2.    Incorporation of Premises.  The premises set forth
               -------------------------
above are incorporated into this Agreement by this reference hereto and are made a part hereof.

            3.    Incorporation of the Loan Agreement.  The Loan
               -----------------------------------
Agreement and the terms and provisions thereof are hereby incorporated herein in their entirety by this reference thereto.

            4.    Security Interest in Patents.  To secure the
               ----------------------------
complete  and  timely  payment,  performance  and  satisfaction  of  all  of the
Obligations,  Borrower  hereby grants to Agent, subject to the terms of existing licenses  granted  by  Borrower  in the ordinary course of business set forth on
Schedule 8.13 of the Loan Agreement
                               -------------
(the  "Existing  Licenses"),  for  the  ratable  benefit  of Agent, BABC and the
Lenders  a  security interest in, as and by way of a first mortgage and security interest  having  priority over all other security interests, with power of sale to the extent permitted by applicable law, all of Borrower's:

            (a)    now  owned  or  existing  and  hereafter  acquired or arising patents,  registered  patents and patent applications,  including, without limitation,  the  patents,  registered  patents  and  patent applications, listed on Schedule A attached hereto
                                       ----------
      and  made  a  part  hereof,  and  (i)  all  income, royalties, damages and payments  now  and  hereafter  due  and/or  payable under and with respect thereto,  including,  without  limitation,  payments  under  all  licenses entered  into in connection therewith and damages and payments for past or future  infringements thereof, (ii) the right to sue for past, present and future  infringements  thereof,  and  (iii)  all  of  Borrower's  rights corresponding  thereto throughout the world (all of the foregoing patents, registered  patents  and  patent  applications,  together  with  the items described in clauses (i)-(iii) in this
                                         ----------------
      paragraph 4(a), are sometimes hereinafter individually and/or
               ----
      collectively referred to as the "Patents");
                                      -------

            (b)  rights under or interests in any patent license agreements with any other party, whether Borrower is a licensee or licensor under any such
      l i cense  agreement,  together  with  any  goodwill  connected  with  and symbolized  by any such patent license agreements and the right to prepare for sale and sell any and all Inventory now or hereafter owned by Borrower and  now  or  hereafter covered by such licenses (all of the foregoing are hereinafter  referred  to  collectively as the "Licenses"); provided, that the foregoing grant of a
          --------    --------
      security  interest  with  respect to Licenses shall not include a security interest  in  any License under which Borrower is a Patent licensee to the extent  that  the  grant  by  Borrower  of  such  security interest is (i)
      prohibited  by  the  terms  and  the  provisions of the written agreement, document  or instrument creating or evidencing such License, or (ii) gives the  licensor  thereto the right to terminate such License in the event of the grant of a security interest with respect thereto; and

            (c)    all  other patent rights and all additions, improvements, and accessions to, all substitutions for and replacements of, and all products and  proceeds  (including  insurance  proceeds)  of  any  and  all  of the foregoing,  and  all  books and records and technical information and data describing  or used in connection with any and all such rights, interests, assets or property (any or all of the foregoing hereinafter referred to as
      "Other Patent Rights").
                                 -------------------

            5.    Restrictions on Future Agreements.  In addition to
               ---------------------------------
the restrictions provided in paragraph 8, Borrower will not,
                             -----------
without  the  prior  written consent of the Majority Lenders, (i) enter into any agreement,  including,  without  limitation,  any  license  agreement,  which is inconsistent  with  this  Agreement, provided, however, that Borrower shall have the right to license
--------  -------
the  use  of  the  Patents  in the ordinary course of its business, and Borrower further  agrees  that it will not take any action, and will use its commercially reasonable  efforts  not  to permit any action to be taken by others, including, without  limitation,  licensees,  or fail to take any action, which would in any material  adverse  respect  affect  the  validity  or  enforcement of the rights transferred  to  Agent  under this Agreement or the rights associated with those
Patents,  Licenses  or  Other  Patent  Rights or (ii) except for transactions or
Liens  permitted  under  the Loan Agreement, mortgage, pledge, assign, encumber, grant  a security interest in, transfer, license or alienate any of the Patents,
Licenses or Other Patent Rights.

            6.    New Patents, Licenses and Other Patent Rights.
               ---------------------------------------------
Borrower  represents  and  warrants  that:  (a) the Patents listed on Schedule A include all of the patents, registered patents, patent
----------
applications  and  Licenses  now  owned  by Borrower; (b) the issued Patents are subsisting  and  have not been adjudged invalid or unenforceable, in whole or in part,  and  there is no litigation or proceeding pending concerning the validity or enforceability of the issued Patents; (c) each of the issued Patents is valid and  enforceable;  (d)  there is no infringement by others of the issued Patents and  (e) no lien, claim or security interest has been granted by Borrower to any
Person in such Patents, Licenses and Other Patent Rights other than the Existing
Licenses  and  Permitted Liens.  If, prior to the termination of this Agreement,
Borrower shall (i) obtain rights to any new Patents, (ii) become entitled to the benefit  of  any  Patents,  Licenses,  License  renewals, whether as licensee or licensor,  or  Other  Patent  Rights  or  (iii)  enter into any new License, the provisions of paragraph 4 above shall
                                   -----------
automatically  apply  thereto.    Borrower shall give to Agent written notice of
events described in clauses (i) or (ii) of the preceding
                              ----------     ---
sentence within 30 days after such occurrence.  Borrower hereby authorizes Agent to modify this Agreement by amending Schedule A to
                                                    ----------
include any future patents, registered patents and patent applications which are
Patents,  Licenses  or Other Patent Rights under paragraph 4 above or under this paragraph 6.
      -----------                     -----------

            7.    Royalties.  Borrower hereby agrees that the use by
               ---------
Agent  of  the Patents, Licenses and Other Patent Rights as authorized hereunder in  connection  with the exercise of its remedies under paragraph 15 or pursuant to Section 13 of the Loan
               ------------
Agreement  shall  be  coextensive  with  Borrower's  rights  thereunder and with respect thereto and without any liability for royalties or other related charges from Agent to Borrower.

            8.    Right to Inspect: Further Assignments and Security
               --------------------------------------------------
Interests.  At all reasonable times (and at any time when a Default
---------
or  Event  of  Default exists) upon reasonable advance notice to Borrower and at reasonable  intervals, Agent may have access to, examine, audit, make copies (at
Borrower's  expense)  and  extracts  from  and  inspect  Borrower's premises and examine  Borrower's  books,  records  and  operations  relating  to the Patents,
Licenses  and Other Patent Rights; provided, that in conducting such inspections
and
               --------
examinations,  Agent  shall  use reasonable efforts not to unnecessarily disturb the  conduct of Borrower's ordinary business operations.  Borrower agrees not to pledge, sell or assign its interest in, or grant any license under, the Patents,
Licenses or Other Patent Rights without the prior and express written consent of the Majority Lenders, provided, however, that Borrower shall
                         --------  -------
have  the  right to license the use of the Patents in the ordinary course of its business.

            9.    Nature and Continuation of Agent's Security
               -------------------------------------------
Interest; Termination of Agent's Security Interest.  This Agreement
-------------------------------------------------
is  made  for  collateral security purposes only.  This Agreement shall create a continuing  security  interest  in the Patents, Licenses and Other Patent Rights and  shall  remain  in full force and effect until the payment in full of all of the  Obligations and termination of the Loan Agreement.  Upon payment in full of all  of  the  Obligations  and termination of the Loan Agreement, this Agreement shall  terminate  and  upon Borrower's request, Agent shall promptly execute and deliver  to  the Borrower, at Borrower's expense, all termination statements and other  instruments  as may be necessary or desirable to evidence the termination of  the  Agent's  security  interest  in  the Patents, Licenses and Other Patent
Rights,  subject  to  any  disposition thereof which may have been made by Agent pursuant to this Agreement or the Loan Agreement.

            10.   Termination of Liens on Disposed Patents, Licenses
                --------------------------------------------------
or Other Patent Rights.  If any of the Patents, Licenses or Other
----------------------
Patent  Rights  shall  be  sold,  transferred  or  otherwise  disposed of by the
Borrower  in  a  transaction  permitted by the Loan Agreement or this Agreement, then  the  Agent shall execute and deliver to the Borrower all releases or other documents  described  in  Section  14.11(b) of the Loan Agreement affecting such
Patents, Licenses or Other Patent Rights.

            11.   Duties of Borrower.  Borrower shall have the duty,
               ------------------
to  the  extent  desirable in the normal conduct of Borrower's business, to: (i)
prosecute  diligently any patent application that is part of the Patents pending as of the date hereof or thereafter until the termination of this Agreement, and
(ii)  make application for patents.  Borrower further agrees: (i) not to abandon any  Patent,  License  or  Other Patent Rights except those Patents, Licenses or
O t her  Patent  Licenses  that  Borrower  has  reasonably  determined  are  not economically  material to the operation of Borrower's business without the prior written  consent  of  the  Majority  Lenders and (ii) to use its best efforts to maintain in full force and effect the Patents, Licenses and Other Patent Rights, that  are  or  shall  be  necessary or economically material in the operation of
Borrower's  business.    Any  expenses incurred in connection with the foregoing
shall be borne by Borrower.

            12.   Agent's Right to Sue.  From and after the occurrence
               --------------------
of  and  during  the  continuation  of an Event of Default, Agent shall have the right,  but  shall  in  no  way  be  obligated, to bring suit in its own name to enforce  the  Patents,  Licenses  and  Other  Patent  Rights and, if Agent shall commence  any such suit, Borrower shall, at the request of Agent or the Majority
Lenders,  do  any  and  all lawful acts and execute any and all proper documents required  by Agent or the Majority Lenders in aid of such enforcement.  Borrower shall, upon demand, promptly reimburse Agent for all costs and expenses incurred by  Agent  in  the  exercise  of  its rights under this paragraph 12 (including, without limitation, fees and expenses of
------------
in-house and outside attorneys and paralegals for Agent).

            13.   Waivers.  Agent's failure, at any time or times
               -------
hereafter,  to  require  strict performance by Borrower of any provision of this
Agreement  shall  not waive, affect or diminish any right of Agent thereafter to demand  strict  compliance  and  performance  therewith  nor shall any course of dealing between Borrower and Agent or any Lender have such effect.  No single or partial  exercise  of  any  right  hereunder shall preclude any other or further exercise  thereof or the exercise of any other right.  None of the undertakings, agreements,  warranties,  covenants and representations of Borrower contained in this  Agreement shall be deemed to have been suspended or waived by Agent unless such  suspension  or  waiver  is  in  writing signed by the Majority Lenders and directed to Borrower specifying such suspension or waiver.

            14.   Severability.  Whenever possible, each provision of
               ------------
this  Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but the provisions of this Agreement are severable, and if any  clause  or provision shall be held invalid and unenforceable in whole or in part  in any jurisdiction, then such invalidity or unenforceability shall affect only  such  clause or provision, or part hereof, in such jurisdiction, and shall not  in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Agreement in any jurisdiction.

            15.   Modification.  This Agreement cannot be altered,
               ------------
amended  or modified in any way, except as specifically provided in paragraphs 4 and 6 hereof or by a writing signed by the parties
------------     -
hereto.

            16.   Cumulative Remedies; Power of Attorney.  From and
               --------------------------------------
after  the  occurrence  and during the continuation of an Event of Default under the  Loan  Agreement,  the  Borrower shall immediately cease and desist from the practice,  manufacture,  use  and  sale  of the inventions claimed, disclosed or covered  by the Patents, and Borrower hereby irrevocably designates, constitutes and appoints Agent (and all Persons designated by Agent in its sole and absolute discretion) as Borrower's true and lawful attorney-in-fact, and authorizes Agent and  any of Agent's designees, in Borrower's or Agent's name, from and after the occurrence  of  an  Event  of  Default,  to  (i)  endorse Borrower's name on all applications, documents, papers and instruments necessary or desirable for Agent in  the use of the Patents, Licenses or Other Patent Rights, (ii) subject to the
Existing  Licenses,  assign,  pledge,  convey  or otherwise transfer title in or
dispose   of  the  Patents,  Licenses  or  Other  Patent  Rights  to  anyone  on commercially  reasonable terms, (iii) subject to the Existing Licenses, grant or issue  any exclusive or nonexclusive license under the Patents, Licenses (to the extent  permitted)  or Other Patent Rights, to anyone on commercially reasonable terms,  (iv)  revise,  update, amend, complete, file or record the Assignment of
Patent  and Patent Licenses Registrations and Applications attached as Exhibit A hereto, as Agent may determine to be
            ---------
necessary  or desirable to assign or otherwise transfer the Patents and Licenses covered  by  this  Agreement to any Person including, without limitation, Agent, and (v) subject to the Existing Licenses, take any other actions with respect to the Patents, Licenses or Other Patent Rights as Agent deems reasonably necessary to  protect,  preserve  or  realize  upon  the Patents, Licenses or Other Patent
Rights  and  the Liens thereon.  Borrower hereby ratifies all that such attorney shall  lawfully do or cause to be done by virtue hereof.  This power of attorney is  coupled  with  an  interest  and  shall  be  irrevocable  until  all  of the
Obligations  shall have been paid in full and the Loan Agreement shall have been
terminated.    Borrower  acknowledges  and  agrees  that  this  Agreement is not intended to limit or restrict in any way the rights and remedies of Agent or the
Lenders  under  the  Loan  Agreement,  but  rather is intended to facilitate the exercise of such rights and remedies.

            Agent shall have, in addition to all other rights and remedies given it  by  the  terms of this Agreement, all rights and remedies allowed by law and the  rights and remedies of a secured party under the Uniform Commercial Code as enacted  in  any  jurisdiction  in  which  the Patents, Licenses or Other Patent
Rights  may  be  located  or deemed located.  Upon the occurrence and during the continuation of an Event of Default and the election by Agent to exercise any of its remedies under Section 9-504 or Section 9-505 of the Uniform Commercial Code
with  respect  to the Patents, Licenses and Other Patent Rights, Borrower agrees to  assign,  convey and otherwise transfer title in and to the Patents, Licenses and  Other  Patent Rights to Agent or any transferee of Agent and to execute and deliver  to  Agent  or  any  such  transferee all such agreements, documents and instruments  (in  addition  to  the  Assignment  of  Patent  and Patent Licenses
Registrations  and  Applications  attached  as  Exhibit  A  hereto)  as  may  be necessary, in
                         ---------
Agent's  determination, to effect such assignment, conveyance and transfer.  All of  Agent's  rights and remedies with respect to the Patents, Licenses and Other
Patent  Rights,  whether established hereby, by the Loan Agreement, by any other agreements  or  by  law,  shall be cumulative and may be exercised singularly or
concurrently.   Notwithstanding anything set forth herein to the contrary, it is hereby  expressly agreed that upon the occurrence of and during the continuation of  an  Event  of  Default,  Agent  may  exercise any of the rights and remedies provided in this Agreement, the Loan Agreement and any other Loan Document.

            17.   Successors and Assigns.  This Agreement shall be
               ----------------------
binding  upon  Borrower  and  its successors and assigns, and shall inure to the benefit  of  Agent  and the Lenders and their respective successors and assigns.
Borrower's successors and assigns shall include, without limitation, a receiver, trustee  or  debtor-in-possession  to  the  extent that any of the foregoing are considered  to  be  a  successor  or  assign  of all for the Borrower; provided, however, that Borrower shall not voluntarily assign or
--------  -------
transfer  its  rights or obligations hereunder without the prior written consent of all Lenders.

            18.   GOVERNING LAW.  THIS AGREEMENT SHALL BE CONSTRUED
               -------------
AND ENFORCED AND THE RIGHTS AND DUTIES OF THE PARTIES SHALL BE
GOVERNED BY IN ALL RESPECTS IN ACCORDANCE WITH THE INTERNAL LAWS
AND DECISIONS OF THE STATE OF NEW YORK.

            19.   Notices.  All notices or other communications
               -------
hereunder  shall  be  given  in the manner and to the addresses set forth in the
Loan Agreement.

            20.   Agent's Duty.  Agent shall not have any duty with
               ------------
respect  to  the Patents, Licenses or Other Patent Rights.  Without limiting the generality of the foregoing, Agent shall not be under any obligation to take any steps  necessary  to  preserve  rights  in the Patents, Licenses or Other Patent
Rights  against any other parties, but may do so at its option, and all expenses incurred  in  connection therewith shall be for the sole account of Borrower and added to the Obligations secured hereby.

            21.   Paragraph Titles.  The paragraph titles herein are
               ----------------
for  convenience  of  reference  only,  and  shall  not  affect  in  any way the interpretation of any of the provisions hereof.

            22.  Execution in Counterparts.  This Agreement may be
               -------------------------
executed  in  any  number  of  counterparts  and  by different parties hereto in separate  counterparts,  each of which when so executed shall be deemed to be an original  and  all  of  which  taken  together shall constitute one and the same agreement.

            23.   Further Assurances.  Borrower hereby covenants and
               ------------------
agrees  that  it  shall  execute and deliver such documents and instruments, and hereby  authorizes  Agent,  in its own name or on behalf of Borrower, to execute and  deliver  such  documents  and  instruments, at Borrower's expense, as Agent deems necessary or proper to give effect to the provisions of this Agreement.

[Balance of page intentionally left blank.]


            IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the 23rd day of July, 1997.


                                    FORSTMANN & COMPANY, INC.,
                                     a Georgia corporation


                                    By: /s/ Rodney Peckham
                                       --------------------
                                       Name:Rodney Peckham
                                       Title:Chief Financial Officer


ATTEST:
By: /s/ Attest
   -----------------


                                    Accepted and agreed to as of
                                    the 23rd day of July, 1997, by:

                                    BANKAMERICA BUSINESS CREDIT, INC.


                                    By: /s/ Ernest Pelli
                                       -----------------
                                       Name:Ernest Pelli
                                       Title:Vice President



STATE OF NEW YORK                   )
                                    ) SS
COUNTY OF NEW YORK                  )


            T h e    f oregoing  Patent  Security  Agreement  was  executed  and acknowledged  before  me  this  23rd  day  of  July,  1997,  by  Rodney Peckham, personally known to me to be the Chief Financial Officer of Forstmann & Company,
Inc., a Georgia corporation, on behalf of such corporation.


(SEAL)

                                    /s/ Lena Mandel
                                    ---------------
                                    Notary Public
                                    New York County,
                                    My commission expires: May 1, 1999





STATE OF NEW YORK                   )
                                    ) SS
COUNTY OF NEW YORK                  )


            T h e    f oregoing  Patent  Security  Agreement  was  executed  and acknowledged  before me this 23rd day of July, 1997, by Ernest Pelli, personally known  to  me  to  be  a  Vice President of BankAmerica Business Credit, Inc., a
Delaware corporation, on behalf of such corporation.


(SEAL)
                                    /s/ Lena Mandel
                                    ----------------
                                    Notary Public
                                    New York County,
                                    My commission expires: May 1, 1999






                                    EXHIBIT A
                                    ---------
                     ASSIGNMENT OF PATENT AND PATENT LICENSES
                         REGISTRATIONS AND APPLICATIONS
                 -------------------------------

            WHEREAS, FORSTMANN & COMPANY, INC. ("Assignor"), a
                                               --------
Georgia  corporation  with  an address at 1155 Avenue of the Americas, New York,
New  York  10036-2711, has adopted, used and is using certain Patents and Patent
Licenses  listed  on  Schedule I annexed hereto and has made applications to use certain Patents and Patent Licenses listed on such Schedule, such Schedule being made  a  part  hereof  (the  Patents  and  Patent  Licenses,  collectively,  the
"Licenses"), all of which are registered or filed in the United
 --------
States Patent and Trademark Office.

            NOW THEREFORE, for good and valuable consideration, the sufficiency and receipt of which is hereby acknowledged, Assignor hereby assigns to BankAmerica Business, Inc. all of its right, title and interest in and to each of the Licenses together with the goodwill of the business symbolized by the Licenses, and their respective federal registrations.


DATED: --------- ---, ----


ATTEST:

--------------------                FORSTMANN & COMPANY, INC.
Name:


                                    By:--------------------------
                                    Name:
                                    Title:


                                                Exhibit 10.1(d)
                                    EXHIBIT I

                            FORM OF PLEDGE AGREEMENT

                                PLEDGE AGREEMENT
                                     between
                            FORSTMANN & COMPANY, INC.
                              a Georgia Corporation
                                      and
                       BANKAMERICA BUSINESS CREDIT, INC.,
                        a Delaware corporation, as Agent


            This Pledge Agreement ("Agreement") is made and entered into as of July 23, 1997, by Forstmann & Company, Inc., a Georgia corporation ("Pledgor"), in favor of BankAmerica Business Credit, Inc., a Delaware corporation, as Agent
("Pledgee").

Preliminary Statement.
---------------------

            A.    Pledgor,  Pledgee,  in  its capacity as agent, and the lenders from  time  to time parties thereto (the "Lenders") will enter into that certain
Loan  and  Security  Agreement  dated  as  of  July 23, 1997 (as the same may be amended,  restated,  modified  or  supplemented  from  time  to  time, the "Loan
Agreement"),  pursuant  to  which  the  Lenders  will,  subject to the terms and conditions  thereof,  advance  monies and make other extensions of credit to the
Pledgor.   Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Loan Agreement.
            B.    The  Loan  Agreement  permits  the Pledgor to convert accounts receivable  into, among other things, promissory notes and securities consisting of  capital  stock,  subject  to  the  terms and conditions with respect thereto contained in the Loan Agreement.

            C. The Lenders have required as a condition to the Lenders' advancement of funds under the Loan Agreement that Pledgor execute and deliver to Pledgee this Agreement.

            NOW, THEREFORE, for and in consideration of the foregoing and of any financial accommodations or extensions of credit (including, without limitation, any loan or advance by renewal, refinancing or extension of the Loan Agreement or otherwise) heretofore, now or hereafter made to or for the benefit of Pledgor by Pledgee or any Lender, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

            1.    Pledge.  Pledgor hereby pledges and grants security
               ------
interests  to  Pledgee  in  all  of  its  right,  title  and  interest in and to
Restricted  Investments  arising  from the conversion of Accounts which are over ninety  (90)  days  past due and in any event are not Eligible Accounts into (i)
securities  consisting  of  capital  stock  (collectively,  the  "Stock") of the
Account  Debtors,  accompanied  by  stock  powers  duly  executed  in blank (the
"Powers");  or (ii) securities consisting of promissory notes (collectively, the
"Notes"),  of  the Account Debtors and all payments delivered in connection with
any   Notes,  accompanied  by  separate  instruments  of  endorsement  for  each respective  Note, duly executed in blank in the form attached hereto as Schedule
1  and  made  a  part  hereof  (the  "Endorsements")  (said Stock, Notes, Powers
Endorsements  and  proceeds thereof, together with the property and interests in property described in Paragraphs 3, 6 and 7, being hereinafter
                      ---------------     -
collectively  referred  to as the "Collateral"), as security for the payment and
performance  of  the  Obligations.    In the event Pledgor receives any Notes or
Stock  after the date hereof, it shall promptly, but in no event later than five
B u siness  Days  after  receipt  thereof,  deliver  the  same,  accompanied  by appropriate  Powers  or Endorsements, as applicable, affixed thereto or thereon, to  the  Pledgee  or  its nominee.  Pledgor hereby appoints Pledgee as Pledgor's attorney-in-fact  to  arrange, at Pledgee's option, for the transfer, upon or at any  time  after  the  existence  or  occurrence  of  an Event of Default of the
Collateral  on the books of the Company to the name of Pledgee or to the name of
Pledgee's nominee.

            2.    Voting Rights.  During the term of this Agreement,
               -------------
and  so  long  as there shall not occur or exist an Event of Default and Pledgee has  not  delivered  the written notice referred to in clause (b) below, Pledgor shall  have  the  right  to  vote  the  Stock on all corporate questions for all purposes  not  inconsistent  with  the  terms  of  this  Agreement  and the Loan
Agreement.    Pledgee shall be entitled to exercise all voting powers pertaining to  the Collateral from and after (a) the occurrence and during the continuation of  an  Event of Default and (b) Pledgee's delivery of written notice to Pledgor of Pledgee's intention to exercise such voting powers.

            3.    Dividends and Distributions.  (a) During the term of
               ---------------------------
this  Agreement,  and  so  long  as  there  shall not exist an Event of Default,
Pledgor shall be entitled to receive and retain any and all dividends, principal and interest paid in respect of the Collateral, provided, however, that from and after (a) the
            --------  -------
occurrence  and during the continuation of an Event of Default and (b) Pledgee's delivery of written notice to Pledgor to do so any and all:

            (i) dividends and interest paid or payable other than in cash in respect of, and instruments and other property received, receivable or otherwise distributed in respect of, or in exchange for, any Collateral;

              (ii)  dividends and other distributions paid or payable in cash in
      respect   of  any  Collateral  in  connection  with  a  partial  or  total liquidation  or  dissolution or in connection with a reduction of capital, capital surplus or paid-in surplus; and

            (iii) cash paid, payable or otherwise distributed in respect of principal of, or in redemption of, or in exchange for, any Collateral;

shall be, and shall be forthwith delivered to the Pledgee to hold as, Collateral and shall, if received by the Pledgor, be received in trust for the benefit of the Pledgee, be segregated from the other property or funds of the Pledgor, and be forthwith delivered to the Pledgee as Collateral in the same form as so received (with any necessary endorsement).

            (b)   Pledgee shall execute and deliver (or cause to be executed and delivered)  to the Pledgor all such proxies and other instruments as the Pledgor may  reasonably  request for the purpose of enabling the Pledgor to exercise the voting and other rights which it is entitled to exercise pursuant to Paragraph 2 above and
                                            -----------
to  receive the dividends or interest payments which it is authorized to receive and retain pursuant to subparagraph (a) of this Paragraph 3.
     -----------

            (c)   Upon  the occurrence and during the continuance of an Event of
Default  all  dividends  and  interest  paid  which  are received by the Pledgor contrary  to  the  provisions  of  subparagraph (a) of this Paragraph 3 shall be received in trust for the benefit of the
     -----------
Pledgee,  shall  be  segregated  from  other  funds  of the Pledgor and shall be forthwith paid over to the Pledgee as Collateral in the same form as so received
(with any necessary endorsement).

            4.    Representations and Covenants.  Pledgor warrants and
               -----------------------------
represents  that  Pledgor  is  (or,  in  the case of any and all Notes and Stock delivered  after the date hereof, will be) the sole owner, free and clear of all liens, claims security interests and encumbrances of the Notes and Stock and any and  all  voting rights associated therewith and that Pledgor has full power and authority  to  enter  into  this Agreement.  Pledgor covenants that Pledgor will continue  to  be  the  sole owner, free and clear of all liens, claims, security interests  and  encumbrances (except those held by Pledgee) of 100% of the Notes and Stock and any and all voting rights associated therewith.

            Pledgor warrants and represents that (a) there are (or in the case of any and all Collateral delivered after the date hereof, it will use its best efforts to ensure that such Collateral will have) no restrictions upon the voting rights or upon the transfer of any of the Collateral other than those which may appear on the face of the certificates evidencing the Collateral, (b) there are (or in the case of any and all Collateral delivered after the date hereof, it will use its best efforts to ensure that such Collateral will have) no warrants or other rights or options issued or outstanding in connection with any of the Collateral, (c) Pledgor has (or in the case of any and all Collateral delivered after the date hereof, will use its best efforts to ensure that it will have) the right to vote, pledge and grant a security interest in or otherwise transfer such Collateral free of any liens, claims or encumbrances,
(d) to the best of Pledgor's knowledge, each Note has been (or, in the case of Notes delivered after the date hereof, will use its best efforts to ensure that such Notes will be) duly authorized, issued and delivered, and is the legal, valid, and binding obligation of the issuer thereof, (e) each payor party to any of the Notes has (or in the case of any and all Notes delivered after the date hereof, Pledgor will use its best efforts to ensure that each such payor party will have) no right of set off or defense or counterclaim which would inhibit the collection of all amounts outstanding under such Note, and (f) the Powers or Endorsements, as the case may be, are (or, in the case of Stock or Notes delivered after the date hereof, the Powers or Endorsements, as the case may be, will be) duly executed and give, or will give, as the case may be, Pledgee the authority such Powers or Endorsements, as the case may be, purport to confer.

            5.    Subsequent Changes Affecting Collateral.  Pledgor
               ---------------------------------------
represents  to  Pledgee  that  Pledgor  has  made Pledgor's own arrangements for keeping  informed  of  changes  or  potential  changes  affecting the Collateral
(including,  but not limited to, rights to convert, rights to subscribe, payment of  dividends,  reorganization  or  other  exchanges,  tender  offers and voting rights),  and  Pledgor  agrees  that  Pledgee  shall  have  no responsibility or liability  for informing Pledgor of any such changes or potential changes or for taking  any action or omitting to take any action with respect thereto.  Pledgee may,  upon or at any time after the occurrence of an Event of Default, and after written  notice  and at Pledgee's option, transfer or register the Collateral or any  part  of  the Collateral into Pledgee's or Pledgee's nominee's name with or without  any indication that such Collateral is subject to the security interest under this Agreement.

            6.    Stock Adjustments.  In the event that during the
               -----------------
term  of  this  Agreement  any stock dividend, reclassification, readjustment or other  change  is  declared  or  made  in  the  capital structure of any Company
(including,  without  limitation, the issuance of additional shares of preferred or  common stock of any Company of whatever class to the Pledgor), or any option included  within  the Stock is exercised, or both, then all new, substituted and additional  shares,  or other securities, issued to the Pledgor by reason of any such  change  or  exercise  shall  be delivered to and held by Pledgee under the terms  of this Agreement in the same manner as the Collateral originally pledged under this Agreement.

            7.    Warrants, Options and Other Rights.  In the event
               ----------------------------------
that during the term of this Agreement subscription warrants or any other rights or  options  shall be issued in connection with any of the Collateral, then such warrants,  rights  and  options shall be immediately assigned to Pledgee and all new  stock  or  other  securities  so  acquired  by Pledgor shall be immediately assigned  to  Pledgee  to  be held under the terms of this Agreement in the same manner as the Collateral originally pledged hereunder.

            8.    Registration.  (a)  Upon or at any time after the
               ------------
occurrence of an Event of Default, if for any reason Pledgee desires to sell any of  the Stock at a public sale, Pledgor will, at any time and from time to time, upon  the  written request of the Pledgee, use its best efforts to take or cause the issuer of such Stock to take such action and prepare, distribute and/or file such  documents,  as  are  required  or  advisable  in the reasonable opinion of
counsel  for  the  Pledgee  to  permit the public sale of such Stock.    Pledgor
agrees  to use all reasonable efforts to qualify, file or register, or cause the issuer  of  such  Stock to qualify, file or register, any of the Stock under the
Blue  Sky  or  other  securities  laws of such states as may be requested by the
P l edgee  and  keep  effective,  or  cause  to  be  kept  effective,  all  such
qualifications,  filings  or  registrations.    Pledgor  will bear all costs and
expenses  of  carrying out obligations under this Section.  Pledgor acknowledges that  there  is  no  adequate remedy at law for failure by it to comply with the provisions  of  this  Section  and  that  such  failure  would not be adequately compensable  in  damages,  and therefore agrees that its agreements contained in this Section may be specifically enforced.

            (b) Upon or at any time after the occurrence of an Event of Default, should Pledgee determine that, prior to any public offering of any securities contained in any of the Collateral, such securities should be registered under the Securities Act and/or registered or qualified under any other federal or state law, and that such registration and/or qualification is not practical, then Pledgor agrees that it will be commercially reasonable if a private sale, upon at least 10 days' prior notice to Pledgor, is arranged so as to avoid a public offering even though the sales price established and/or obtained may be substantially less than prices quoted for such security on any market or exchange.

            9.  Default.  (a)  Upon the existence of an Event of
              -------
Default, Pledgee shall have, in addition to any other rights given by law or the rights  given  under this Agreement or the Loan Agreement, all of the rights and remedies  with  respect  to  the Collateral of a secured party under the Uniform
Commercial Code.

            (b) In addition, with respect to the Collateral, or any part of the Collateral, which shall then be or shall thereafter come into the possession or custody of Pledgee:

            (i)  Pledgee  may  sell or cause the same to be sold at any broker's board  or at public or private sale, in one or more sales or lots, at such price  as  Pledgee  may deem best, and for cash or on credit or for future delivery,  without assumption of any credit risk, and the purchaser of any or  all  of  the  Collateral  so  sold  shall  thereafter  hold  the  same absolutely,  free  from  any  claim,  encumbrance  or  right  of  any kind whatsoever.  Unless any of the Collateral threatens to decline speedily in value or is or becomes of a type sold on a recognized market, Pledgee will give Pledgor reasonable notice of the time and place of any public sale of the  Collateral,  or  of  the  time  after which any private sale or other intended  disposition  is  to  be made.  Any sale of any of the Collateral conducted  in  conformity  with  reasonable commercial practices of banks, commercial  finance  companies,  insurance  companies  or  other financial institutions  disposing  of property similar to such Collateral, including any sale made pursuant to Paragraph
                                                        ---------
      8 hereof, shall be deemed to be commercially reasonable.
     -
      Notwithstanding any provision to the contrary contained in this Agreement, any  requirements  of  reasonable  notice  shall  be met if such notice is deposited  in the United States mails, addressed to Pledgor as provided in
      Paragraph 16, at least 10
                                         ------------
      days before the time of the sale or disposition.  Any other requirement of notice,  demand  or  advertisement for sale is, to the extent permitted by
      law,  waived.    Pledgee  may,  in Pledgee's own name, or in the name of a
      designee  or nominee, buy at any public sale of any of the Collateral and, if  permitted  by  applicable  law,  buy at any private sale of any of the
      Collateral.    Pledgor  will  pay to Pledgee all expenses (including court costs  and reasonable in-house and outside attorneys' and paralegals' fees and expenses) of, or incident to, the enforcement of any of the provisions
      of  this  Agreement.    Since federal and state securities laws may impose
      certain  restrictions  on  the method by which a sale of any or all of the
      Collateral  may  be  effected after the occurrence of an Event of Default,
      Pledgor  agrees  that  upon  the  occurrence  or  existence of an Event of
      Default,  Pledgee  may, from time to time, attempt to sell all or any part of  the Collateral by means of a private placement, restricting the bidder and prospective purchasers to those who will represent and agree that they are purchasing for investment only and not for distribution.  In so doing,
      Pledgee  may  solicit offers to buy the Collateral, or any part of it, for cash,  from  a limited number of investors deemed by Pledgee, in Pledgee's reasonable  judgment,  to  be financially responsible parties who might be interested  in  purchasing  such  Collateral, and if Pledgee solicits such offers  from  not  less  than three such investors, then the acceptance by
      Pledgee  of  the  highest offer obtained therefrom shall be deemed to be a commercially reasonable method of disposition of such Collateral; and

            (ii) Pledgee, or its nominee, may without notice to the Pledgor, notify any payor of the Notes of this Agreement, direct that all sums then and thereafter payable pursuant to the Notes be paid solely to the Pledgee, and collect and retain all sums payable pursuant to the Notes as they become due and payable and apply the same to the Obligations in accordance with the terms of the Loan Agreement.

            10.   Term.  This Agreement shall remain in full force and
               ----
effect  until all of the Obligations have been fully paid and satisfied, and the
Loan  Agreement  has  been  terminated.    Upon termination of this Agreement as
provided in this Paragraph 10,
                                                  ------------
Pledgee  agrees  to  return  any  Collateral in its possession to Pledgor at the address set forth in Paragraph 16.
                                    ------------

            11.  Definitions.  Any capitalized terms used herein and
               -----------
not  otherwise  defined  are  used herein as defined in the Loan Agreement.  The singular shall include the plural and vice versa.

            12.  Successors and Assigns.  This Agreement shall be
               ----------------------
binding  upon  and inure to the benefit of Pledgor, Pledgee and their respective successors and assigns.  Pledgor's successors and assigns shall include, without limitation, a receiver, trustee or debtor in possession of or for Pledgor.

            13.   Applicable Law.  THIS AGREEMENT SHALL BE GOVERNED BY
               --------------
AND  CONSTRUED  UNDER  THE  INTERNAL  LAWS  (AS  OPPOSED  TO  CONFLICT  OF  LAWS
PROVISIONS) OF THE STATE OF NEW YORK.  WHENEVER possible, each provision of this
Agreement shall be interpreted in such manner as to be effective and valid under applicable  law,  but  if  any  provision  of this Agreement shall be held to be prohibited  or invalid under applicable law, such provision shall be ineffective only  to  the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

            14.  Further Assurances.  Pledgor agrees that Pledgor
               ------------------
will  cooperate  with  Pledgee  and  will  execute  and  deliver, or cause to be executed  and  delivered,  all  such  other  stock powers, proxies, instruments, documents,  endorsements  and  resignations  of officers and directors, and will take  all  such  other  action, including, without limitation, the filing of UCC financing  statements,  as  Pledgee  may reasonably request from time to time in order to carry out the provisions and purposes of this Agreement.

            15.  Pledgee's Duty of Care.  Pledgee shall have no duty
               ----------------------
with  respect  to  any Collateral other than as set forth in the Loan Agreement.
Without  limiting  the  generality  of  the foregoing, Pledgee shall be under no obligation  to  take  any  steps  necessary  to  preserve  rights  in any of the
Collateral  against any other parties but may do so at Pledgee's option, but all expenses  incurred  in  connection  therewith  shall  be for the sole account of
Pledgor.

            16.   Notices.  Any notice, request or other communication
               -------
required  or desired to be served, given or delivered under this Agreement shall be in writing and shall be given in the manner and to the addresses set forth in the Loan Agreement

            17.   Section Headings.  The section headings in this
               ----------------
Agreement are for convenience of reference only, and shall not affect in any way the interpretation of any of the provisions of this Agreement.

            IN WITNESS WHEREOF, Pledgor and Pledgee have executed this Agreement as of this 23rd day of July, 1997.


                                    FORSTMANN & COMPANY, INC., as Pledgor



                                    By: /s/ Rodney Peckham
                                       -------------------
                                    Name: Rodney Peckham
                                    Title: Chief Financial Officer



                                    BANKAMERICA BUSINESS
                                      CREDIT, INC., as Agent, as Pledgee


                                   By: /s/ Ernest Pelli
                                      ------------------
                                    Name: Ernest Pelli
                                    Title:  Vice President



                                   Schedule 1
                                       to
                                    Agreement

                     Form of Endorsement Separate from Note
             ---------------------------------------

                                   ENDORSEMENT
                           -----------


            FOR VALUE RECEIVED, Forstmann & Company, Inc. ("Forstmann") hereby assigns and transfers unto BankAmerica Business Credit, Inc., as Agent ("Agent") under that certain Loan and Security Agreement dated as of July 23, 1997 entered into among Forstmann, the Lenders from time to time party thereto and the Agent one note of [payor] for [principal amount] herewith, standing in Fostmann's name and does hereby irrevocably constitute and appoint the Agent as Fostmann's attorney to transfer said Note with full power of substitution in the premises.


Dated ---------, ----


                                          FORSTMANN & COMPANY, INC.


                                          By:--------------------------
                                             Name:
                                             Title:

In presence of:
---------------------------



            Exhibit 10.1(e)
Dublin/Nathaniel Plant                               After recording, return to:
Laurens County, Georgia                               Alan M. Christenfeld, Esq.
                                                                  Rogers & Wells
                                                                 200 Park Avenue
                                                       New York, New York  10166

                     DEED TO SECURE DEBT, SECURITY AGREEMENT
                             AND ASSIGNMENT OF RENTS


                  This Deed to Secure Debt, Security Agreement and Assignment of
Rents (The "Deed") is made and entered into as of the 23rd day of July, 1997 by FORSTMANN & COMPANY, INC., a Georgia corporation (hereinafter referred to as
"Grantor"), having an address at 1155 Avenue of the Americas, New York, New York
10036, to BANKAMERICA BUSINESS CREDIT, INC., a Delaware corporation, in its capacity as agent for the "Lenders" (as defined in the Loan Agreement, as hereinafter defined) (hereinafter referred to as "Grantee"), having an address at 40 East 52nd Street, 2nd floor, New York, New York 10022.

                                R E C I T A L S:

            WHEREAS,  Grantor  and  Grantee are parties to that certain Loan and
Security  Agreement  (the  "Loan  and Security Agreement"), dated as of July 23,
1997,  among  Grantor  and  the financial institutions named therein, as Lenders
(the  Loan  and  Security Agreement and any and all renewals, extensions for any
p e r i od,   modifications,   supplements,   restatements,   increases   and/or
rearrangements  thereof  are  hereinafter  collectively referred to as the "Loan
Agreement")  pursuant to which Grantee and the Lenders have agreed to make loans and advances or extend other financial accommodations in the aggregate principal amount of up to $31,450,000.00; and

            WHEREAS, the Grantee has required that Grantor execute and deliver this Deed to Grantee in order to secure the payment and performance of (i) all of Grantor's obligations and liabilities hereunder and (ii) the "Obligations"
(as defined in the Loan Agreement) except the "Revolving Loan" (as defined in the Loan Agreement) but including, without limitation, the obligation to repay the Term Loan (all such obligations and liabilities being hereinafter referred to collectively as the "Obligations") each of the Terms Notes being described in Schedule A attached hereto and made a part hereof, and having a final maturity date of July 22, 2000; and

            WHEREAS,   the  Obligations  secured  hereby  shall  not  exceed  an
aggregate  principal  amount,  at any one time outstanding, of ($31,450,000.00).
Provided that the foregoing limitation shall apply only to the lien and interest upon  the  real  property  created  by this Deed, and it shall not in any manner limit, affect or impair any grant of a security interest or other right in favor of  the  Grantee  under  the provisions of the Loan Agreement or under any other security  agreement  at any time executed in connection with the Loan Agreement, and  further provided that such limitation shall not limit the lien and interest of  this  Deed with respect to interest due on such Obligations at the rates set forth  in  the  Loan  Agreement  and sums to pay real estate taxes and insurance premiums  with  respect to the Deed Property (as defined herein) or to otherwise protect the security of this Deed;

            NOW, THEREFORE, to secure payment of the Obligations and in consideration of One Dollar ($1.00) in hand paid, receipt whereof is hereby acknowledged, Grantor does hereby grant, bargain, sell, remise, release, alien, convey, and warrant to Grantee, its successors and assigns, and grant a security interest to Grantee, its successors and assigns, in and to the following described real estate in Laurens County, Georgia (the "State"):

            See Exhibit A attached hereto and by this reference made a part hereof which real estate (the "Land"), together with all right, title and interest, if any, which Grantor may now have or hereafter acquire in and to all improvements, buildings and structures thereon of every nature whatsoever, is herein called the "Premises."

            TOGETHER WITH all right, title and interest, if any, including any after-acquired right, title and interest, and including any right of use or occupancy, which Grantor may now have or hereafter acquire in and to (a) all easements, rights of way, gores of land or any lands occupied by streets, ways, alleys, passages, sewer rights, air rights, development rights, water courses, water rights and powers, and public places adjoining said Land, and any other interests in property constituting appurtenances to the Premises, or which hereafter shall in any way belong, relate or be appurtenant thereto and (b) all hereditaments, gas, oil, minerals (with the right to extract, sever and remove such gas, oil and minerals), and easements, of every nature whatsoever, located in or on the Premises and all other rights and privileges thereunto belonging or appertaining and all extensions, additions, improvements, betterments, renewals, substitutions and replacements to, or of any rights and interests described in subparagraph (a) above and this subparagraph (b) (hereinafter the "Property
Rights").

            TOGETHER  WITH  all right, title and interest, if any, including any after-acquired  right,  title  and  interest, which Grantor may now or hereafter acquire  in  and to fixtures and appurtenances of every nature whatsoever now or hereafter  located  in,  on  or  attached to, and used or intended to be used in connection  with,  or  with  the  operation of, the Premises, including, but not limited  to, (a) all apparatus, machinery, and equipment of Grantor; and (b) all extensions,  additions,  improvements, betterments, renewals, substitutions, and replacements to or of any of the foregoing (the items described in the foregoing
(a)  and  (b)  being  the  "Fixtures");  as  well  as  all personal property and equipment  of  every  nature  whatsoever  now  or hereafter located in or on the
Premises, including, but not limited to, (c) all screens, window shades, blinds, wainscoting,  storm  doors and windows, floor coverings, and awnings of Grantor;
(d)  all  apparatus, machinery, equipment and appliances of Grantor not included as  Fixtures;  (e) all items of furniture, furnishings, and personal property of
Grantor; and (f) all extensions, additions, improvements, betterments, renewals, substitutions, and replacements to or of any of the foregoing (c)-(e) (the items described  in  the foregoing (c)-(f) and any other personal property referred to in  this  paragraph being the "Personal Property") and in and to the proceeds of
the  Personal  Property.    The foregoing grant shall not include any apparatus,
machinery, and equipment subject to capital leases which by their terms prohibit the  grant  of  the security interest contemplated by this Deed.  It is mutually agreed,  intended  and declared that the Premises and all of the Property Rights and  Fixtures  owned  by  Grantor  (referred to collectively herein as the "Real
Property")  shall,  so  far  as  permitted  by law, be deemed to form a part and parcel  of  the  Land  and  for  the  purpose of this Deed to be real estate and
covered  by  this  Deed.    It is also agreed that if any of the property herein
described  is  of  a nature so that a security interest therein can be perfected under  the  Uniform Commercial Code, this instrument shall constitute a security agreement,  and  Grantor  agrees  to  execute,  deliver  and  file or refile any financing  statement,  continuation  statement, or other instruments Grantee may reasonably  require from time to time to perfect or renew such security interest under  the  Uniform Commercial Code.  Subject to the terms and conditions of the
Loan  Agreement  the  remedies  for  any  violation  of the covenants, terms and conditions  of  the agreements herein contained shall be as prescribed herein or by general law, or, as to that part of the security in which a security interest may  be  perfected  under the Uniform Commercial Code, by the specific statutory consequences  now  or  hereafter enacted and specified in the Uniform Commercial
Code, all at the Grantee's sole election.

            TOGETHER WITH (i) all the estate, right, title and interest of the Grantor, in and to all judgments, insurance proceeds, awards of damages and settlements resulting from condemnation proceedings or the taking of the Real
Property, or any part thereof, under the power of eminent domain or for any damage (whether caused by such taking or otherwise) to the Real Property, the Personal Property or any part thereof, or to any rights appurtenant thereto, and all proceeds of any sales or other dispositions of the Real Property, the Personal Property or any part thereof; and (except as otherwise provided herein or in the Loan Agreement) the Grantee is hereby authorized to collect and receive said awards and proceeds and to give proper receipts and acquittances therefor, and to apply the same as provided in the Loan Agreement; and (ii) all contract rights, general intangibles, actions and rights in action, relating to the Real Property or the Personal Property, including, without limitation, all rights to insurance proceeds and unearned premiums arising from or relating to damage to the Real Property or the Personal Property; and (iii) all proceeds, products, replacements, additions, substitutions, renewals and accessions of and to the Real Property or the Personal Property. (The rights and interests described in this paragraph shall hereinafter be called the "Intangibles.")

            As  additional  security for the Obligations secured hereby, Grantor does  (i)  hereby  pledge  and  assign to Grantee from and after the date hereof
(including  any  period of redemption), primarily and on a parity with said real estate,  and  not  secondarily,  all  the  rents, issues and profits of the Real
Property  and  all  rents, issues, profits, revenues, royalties, bonuses, rights and  benefits  due,  payable  or  accruing  (including  all deposits of money as advance  rent,  for  security  or  as  earnest  money  or as downpayment for the purchase  of all or any part of the Real Property or the Personal Property) (the
"Rents")  under  any  and  all  present  and  future  leases, contracts or other agreements  relating  to  the  ownership  of  the  Real Property or the Personal
Property  or  to  the  occupancy of all or any portion of the Real Property and,
(ii)  except to the extent such a transfer or assignment is not permitted by the terms  thereof  (and  a  consent  to  the  transfer  or  assignment has not been obtained),  does  hereby  transfer  and  assign  to  Grantee all such leases and agreements  (including  all Grantor's rights under any contracts for the sale of any  portion  of  the Deed Property (as hereinafter defined) and to all revenues and  royalties  under  any  oil,  gas  and  mineral  leases relating to the Real
Property) (the "Leases").  Grantee hereby grants to Grantor the right to collect and  use the Rents as they become due and payable under the Leases, but not more than  one  (1) month in advance thereof, until an "Event of Default" (as defined in  the  Loan Agreement) has occurred, provided that the existence of such right shall  not  operate to subordinate this assignment to any subsequent assignment, in  whole  or  in  part, by Grantor, and any such subsequent assignment shall be subject to the rights of the Grantee under this Deed.  Grantor further agrees to execute  and  deliver  such  assignments  of  leases or assignments of land sale contracts as Grantee may from time to time request.  In the event of an Event of
Default  under  the  Loan  Agreement,  (i)  the  Grantor agrees, upon demand, to deliver  to  the  Grantee  all  of  the  Leases with such additional assignments thereof  as  the  Grantee may request and agrees that the Grantee may assume the management  of  the  Real Property and collect the Rents, applying the same upon the  Obligations  in  the  manner  provided  in the Loan Agreement, and (ii) the
Grantor  hereby  authorizes and directs all tenants, purchasers or other persons occupying  or  otherwise acquiring any interest in any part of the Real Property to  pay  the  Rents  due  under  the  Leases  to the Grantee upon request of the
Grantee.    Grantor  hereby appoints Grantee as its true and lawful attorney-in-
fact  to  manage  said  property and collect the Rents, with full power to bring suit for collection of the Rents and possession of the Real Property, giving and granting  unto  said  Grantee  and unto its agent or attorney full power coupled with  an  interest  and  authority to do and perform all and every act and thing whatsoever  requisite and necessary to be done in the protection of the security hereby  conveyed;  provided,  however,  that  (i)  this  power  of  attorney and assignment of Rents shall not be construed as an obligation upon said Grantee to make  or  cause to be made any repairs that may be needful or necessary and (ii)
Grantee  agrees  that  until  such  Event of Default as aforesaid, Grantee shall permit  Grantor to perform the aforementioned management responsibilities.  Upon
Grantee's  receipt of the Rents, at Grantee's option, it may: (i) pay reasonable charges  for  collection  hereunder,  costs of necessary repairs and other costs requisite  and  necessary  during  the continuance of this power of attorney and assignment  of  Rents,  (ii)  pay general and special taxes, insurance premiums, and,  thereafter,  (iii)  distribute  the  balance  of the Rents pursuant to the
provisions  of  the  Loan  Agreement.   This power of attorney and assignment of
Rents  shall  be  irrevocable  until  this  Deed  shall  have been satisfied and released  of  record and the releasing of this Deed shall act as a revocation of this  power  of attorney and assignment of Rents.  Grantee shall have and hereby expressly  reserves  the  right  and  privilege  (but  assumes no obligation) to demand,  collect,  sue  for, receive and recover the Rents, or any part thereof, now  existing  or  hereafter  made,  and  apply  the same in accordance with the provisions of the Loan Agreement.

            All of the property described above, and each item of property therein described, not limited to, but including, the Land, the Premises, the Property Rights, the Fixtures, the Real Property, the Personal Property, the
Intangibles,  the  Rents  and  the  Leases,  is  herein referred to as the "Deed
Property."

            Nothing herein contained shall be construed as constituting the Grantee a mortgagee-in-possession in the absence of the taking of actual possession of the Deed Property by the Grantee. Nothing contained in this Deed shall be construed as imposing on Grantee any of the obligations of the lessor under any lease of all or any portion of the Deed Property in the absence of an explicit assumption thereof by Grantee. In the exercise of the powers herein granted the Grantee, no liability shall be asserted or enforced against the Grantee, all such liability being expressly waived and released by Grantor.

            TO HAVE AND TO HOLD the Deed Property, properties, rights and privileges hereby conveyed or assigned, or intended so to be, unto Grantee, its beneficiaries, successors and assigns, forever for the uses and purposes herein set forth. Grantor hereby releases and waives all rights under and by virtue of the homestead exemption laws of the State and Grantor hereby covenants, represents and warrants that, at the time of the ensealing and delivery of these presents, Grantor is well seized of the Deed Property (except Personal Property which it leases) in fee simple and with full legal and equitable title to the Deed Property, and with good right, full power and lawful authority to sell, assign, convey and mortgage the same, and that title to the Deed Property is free and clear of encumbrances, except as described on Exhibit B attached hereto and made a part hereof, and that Grantor will forever defend the same against all lawful claims.

            This Deed is a deed passing title pursuant to the laws of the State of Georgia governing loan or security deeds and is not a mortgage.

            The following provisions shall also constitute an integral part of this Deed:

            1.    Payment  of  Taxes  on  the Deed.  Without limiting any of the provisions of
                              -------------------------------------------
the Loan Agreement, Grantor agrees that, if the United States or any department, agency  or  bureau  thereof  or  the  State  or  any  of its subdivisions having jurisdiction  shall  at any time require documentary stamps to be affixed to the
Deed  or  additional  intangible recording tax to be paid in order to secure the lien,  interest  and  priority of this Deed or shall levy, assess, or charge any tax,  assessment  or  imposition  upon  this  Deed or the credit or indebtedness secured  hereby  or the interest of Grantee in the Deed Property or upon Grantee by  reason of or as holder of any of the foregoing, or in the event that any law is  enacted  changing  in  any  way  the  laws  now in force with respect to the taxation  of  mortgages,  deeds to secure debt, deeds of trust or other liens or debts  secured  thereby for any purpose, or deducting from the value of the Deed
Property for the purpose of taxation any lien or security interest thereon, then
Grantor shall pay for such documentary stamps and/or intangible recording tax in the  required  amount  and  deliver them to Grantee or pay (or reimburse Grantee for)  such  taxes,  assessments  or impositions and, unless all such documentary stamps, intangible recording tax, taxes, assessments and impositions are paid or reimbursed  by  Grantor when and as they become due and payable, all sums hereby secured  shall  become  immediately  due  and payable, at the option of Grantee, notwithstanding  anything contained herein or in any law heretofore or hereafter enacted  provided that if any such payment or reimbursement shall be unlawful or would  constitute  usury  or render the Obligations wholly or partially usurious under  applicable  law, then Grantee may, at its option, declare the Obligations immediately  due  and payable or require Grantor to pay or reimburse Grantee for payment  of  the  lawful  and  nonusurious  portion  thereof.  Grantor agrees to exhibit  to Grantee, at any time upon request, official receipts showing payment of all taxes, assessments and charges which Grantor is required or elects to pay under  this paragraph.  Grantor agrees to indemnify Grantee against liability on account of such documentary stamps, intangible recording tax, taxes, assessments or  impositions,  whether  such  liability arises before or after payment of the
Obligations and regardless of whether this Deed shall have been released.

            2.    Leases Affecting the Real Property.  Grantor agrees faithfully to perform
                              ------------------------------------------------
all  of  its obligations under all present and future leases or other agreements relative  to  the occupancy of the Real Property at any time assigned to Grantee herein or by separate instrument as additional security, and to refrain from any action  or  inaction  which  would  result  in termination of any such leases or agreements or in the diminution of the value thereof or of the rents or revenues due  thereunder. All future lessees under any lease of the Real Property, or any part  thereof, made after the date of recording of this Deed shall, at Grantee's option and without any further documentation, attorn to Grantee as lessor if for any  reason  Grantee  becomes  lessor  thereunder, and, upon demand, pay rent to
Grantee,  and  Grantee  shall  not  be  responsible under such lease for matters arising prior to Grantee becoming lessor thereunder.

            3.    Use  of  the  Real Property.  Grantor agrees that it shall not permit the public
                              ---------------------------------
to  use  the  Real  Property  or  any other property covered by this Deed in any manner  that  might  tend, in Grantee's reasonable judgment, to impair Grantor's title  to such property or any portion thereof, or to make possible any claim or claims of easement by prescription or of implied dedication to public use.

            4.    Indemnification.    Grantor shall not use or permit the use of
any part of the
                              ---------------------
Real Property or any other property covered by this Deed for an illegal purpose,
including,   without  limitation,  the  violation  of  any  environmental  laws, statutes, codes, regulations or practices.  Without limiting any indemnification
Grantor  has granted in the Loan Agreement, Grantor agrees to indemnify and hold harmless  Grantee  and  the  Lenders from and against any and all losses, suits, obligations,  fines,  damages,  judgments, penalties, claims, charges, costs and expenses  (including  reasonable in-house and outside attorneys' and paralegals'
fees,  court  costs and disbursements actually incurred) (collectively "Claims")
which  may  be  imposed  on,  incurred  or  paid by or asserted against the Real
Property by reason or on account of, or in connection with (i) the construction, reconstruction  or  alteration  of  the  Real  Property,  (ii) any negligence or misconduct  of  Grantor,  any  lessee  of  the  Real  Property,  or any of their respective  agents,  contractors, subcontractors, servants, employees, licensees or  invitees,  (iii)  any  accident,  injury,  death  or damage to any person or property  occurring  in,  on  or  about  the Real Property or any street, drive, sidewalk,  curb  or  passageway  adjacent thereto, or (iv) any other transaction arising  out  of  or in any way connected with the Deed Property.  This property has  been listed on the state's hazardous site inventory and has been designated as  needing corrective action due to the presence of hazardous wastes, hazardous constituents,  or  hazardous  substances regulated under state law.  Contact the property  owner  or  the  Georgia  Environmental Protection Division for further
information  concerning  this  property.   This notice is provided in compliance
with the Georgia Hazardous Site Response Act.

            5.    Insurance.    Grantor  shall, at its sole expense, obtain for,
deliver to, assign
                              -------------
and maintain for the benefit of Grantee, until the Obligations are paid in full, insurance  policies  as  specified  in  the  Loan  Agreement.  In the event of a casualty loss, the insurance proceeds from such insurance policies shall be paid and applied as specified in the Loan Agreement.

            6.    Condemnation  Awards.    Grantor hereby assigns to Grantee, as
additional
                              --------------------------------
security,  all  awards  of damage resulting from condemnation proceedings or the taking of or injury to the Real Property for public use, and Grantor agrees that the  proceeds  of  all such awards shall be paid and applied as specified in the
Loan Agreement.

            7.    Performance  of Grantor's Obligations.  Grantor agrees that if an Event of
                              --------------------------------------------------
--
Default  (as  defined  in  the  Loan  Agreement) has occurred and is continuing,
Grantee  may,  but  need  not,  make any payment or perform any act hereinbefore required  of  Grantor,  in  any  form  and  manner  deemed expedient.  By way of illustration  and not in limitation of the foregoing, Grantee may, but need not,
(i)  make  full  or  partial  payments of insurance premiums which are unpaid by
Grantor,  coordinate  liens  or  encumbrances, if any, (ii) purchase, discharge, compromise  or  settle  any  tax  lien  or  any  other  lien, encumbrance, suit, proceeding,  title  or  claim  thereof,  or  (iii) redeem all or any part of the
Premises  from  any  tax  or assessment.  All money paid for any of the purposes herein  authorized  and all other moneys advanced by Grantee to protect the Deed
Property  and the lien hereof shall be additional Obligations secured hereby and shall  become immediately due and payable without notice and shall bear interest thereon at the post-default rate of interest under the Loan Agreement applicable to Reference Rate Loans, as defined in the Loan Agreement ("Default Rate") until paid  to  Grantee  in full.  In making any payment hereby authorized relating to taxes,  assessments  or prior or coordinate liens or encumbrances, Grantee shall be  the  sole  judge  of  the legality, validity and priority thereof and of the amount necessary to be paid in satisfaction thereof.

            8.    Remedies  of  Grantee.   Subject to the provisions of the Loan
Agreement,
                              -----------------------------
upon the occurrence and during the continuation of an Event of Default under the terms of the Loan Agreement, in addition to any rights and remedies provided for in  the  Loan  Agreement,  and  to  the  extent permitted by applicable law, the following provisions shall apply:

            (a)   Grantee's  Power  of  Enforcement.    It  shall  be lawful for
Grantee to sell and
                              ---------------------------------------------
dispose  of  the  Deed of Property (i) at public auction, at the usual place for conducting  sales at the courthouse in the county where the Deed Property or any part  thereof  may be located, to the highest bidder for cash, first advertising the  time,  terms  and  place of such sale by publishing a notice thereof once a week  for four consecutive weeks immediately preceding the date of sale (without regard  to  the  actual  number  of  days)  in  a  newspaper  in which sheriff's advertisements  are  published  in  said  county,  all other notice being hereby waived  by the Grantor, or (ii) as otherwise may be permitted by applicable law;
and  the Grantee may thereupon execute and deliver to the purchaser at said sale a sufficient conveyance of the Deed Property in fee simple, which conveyance may contain  recitals as to the happening of the default upon which the execution of the  power  of  sale,  herein  granted,  depends,  and  said  recitals  shall be presumptive  evidence  that  all  preliminary acts prerequisite to said sale and deed  were  in all things duly complied with; and the Grantor hereby constitutes and  appoints the Grantee or its assigns agent and attorney-in-fact to make such recitals,  sale and conveyance, and all of the acts of such attorney-in-fact are hereby  ratified, and the Grantor agrees that such recitals shall be binding and conclusive  upon  the Grantor and that the conveyance to be made by the Grantee, or  its  assigns  (and in the event of a deed in lieu of foreclosure, then as to such conveyance) shall be effectual to bar all right, title and interest, equity of redemption, including all statutory redemption, homestead, dower, curtesy and all  other  exemptions  of the Grantor, or its successors in interest, in and to said  Deed  Property;  and  the Grantor agrees that in case of a sale, as herein provided,  the  Grantor or any person in possession under the Grantor shall then become  and  be  tenants holding over, and shall forthwith deliver possession to the  purchaser at such sale, or be summarily dispossessed in accordance with the provisions  of  law  applicable  to  tenants  holding over; the power and agency hereby  granted  are  coupled  with  an interest and are irrevocable by death or otherwise,  and  are in addition to any and all other remedies which the Grantee may have at law or in equity.

            Any portion of the Deed Property sold pursuant to this Deed may, to the extent permitted by applicable law, be sold in one parcel as an entirety, or in such parcels and in such manner or order as Grantee in its sole discretion, may elect, to the maximum extent permitted by the laws of the State of Georgia.
One or more exercises of the powers herein granted shall not extinguish or exhaust the power unless the entire indebtedness secured by this Deed is paid in full or the entire Deed Property is sold. At any such sale, the Grantee, its agents, representatives, successors, or assigns may bid for and acquire, as purchaser, the Deed Property or any part thereof. It shall also be lawful for Grantee to immediately foreclose this Deed by judicial action. The court in which any proceeding is pending for the purpose of foreclosure of this Deed may, at once or at any time thereafter, either before or after sale, without notice and without requiring bond, and without regard to the solvency or insolvency of any person liable for payment of the Obligations secured hereby, and without regard to the then value of the Deed Property or the occupancy thereof as a homestead, appoint a receiver (the provisions for the appointment of a receiver and assignment of rents being an express condition upon which the Loan hereby secured is made) for the benefit of Grantee, with power to collect the Rents, due and to become due, during such foreclosure suit and the full statutory period of redemption, notwithstanding any redemption. The receiver, out of the Rents, when collected, may pay costs incurred in the management and operation of the Real Property, prior and subordinate liens, if any, and taxes, assessments, water and other utilities and insurance, then due or thereafter accruing, and may make and pay for any necessary repairs to the Real Property or the Personal
Property, and may pay all or any part of the Obligations or other sums secured hereby or any deficiency decree entered in such foreclosure proceedings. Upon or at any time after the filing of a suit to foreclose this Deed, the court in which such suit is filed shall have full power to enter an order placing Grantee in possession of the Real Property with the same power granted to a receiver pursuant to this subparagraph and with all other rights and privileges of a mortgagee-in-possession under applicable law.

            (b)   Grantee's  Right  to  Enter  and  Take Possession, Operate and
Apply Income.
                              --------------------------------------------------
-------------------------------------------------
Grantee  shall,  at  its  option,  have  the right, acting through its agents or attorneys,  either  with  or  without  process of law, forcibly or otherwise, to enter  upon  and  take  possession  of  the  Real Property, expel and remove any persons, good, or chattels occupying or upon the same, to collect or receive all the Rents, and to manage and control the same, and to lease the same or any part thereof,  from time to time, and, after deducting all reasonable attorneys' fees and  expenses,  and  all  reasonable  expenses incurred in the protection, care, maintenance, management and operation of the Real Property, distribute and apply the  remaining  net income in accordance with the terms of the Loan Agreement or upon any deficiency decree entered in any foreclosure proceedings.

            (c)   Subject  to  the  terms  of  the Loan Agreement, Grantee shall
apply   the  proceeds  of  any  foreclosure  sale:  first,  to  the  expense  of advertising,  selling,  and  conveying,  including  a reasonable attorney's fee;
second,  to  the  payment of any amounts that may have been expended or that may then  be necessary to expend in paying insurance, taxes, and other encumbrances, with  interest thereon; third, to the payment in full of the indebtedness hereby secured  and  interest  thereon,  whether the same shall or shall not have fully matured  at the date of said sale, but no interest shall be collected beyond the date  of sale; and fourth, the balance, if any, to be paid over to Grantor or to whomsoever  then appears of record to be the owner of Grantor's interest in said property.

            (d) Grantee may bid and become the purchaser of the Deed Property at any foreclosure sale hereunder. Grantor hereby waives any requirement that the Deed Property be sold in separate tracts and agrees that Grantee may, at Grantee's option, sell said property en masse regardless of the number of parcels hereby conveyed.

            9.    Application of the Rents or Proceeds from Foreclosure or Sale.
In any
                              --------------------------------------------------
------------------------------------
foreclosure  of  this  Deed by judicial action, or any sale of the Deed Property under  the  power  of  sale  herein granted, in addition to any of the terms and provisions  of  the  Loan Agreement, there shall be allowed (and included in the decree for sale in the event of a foreclosure by judicial action) to be paid out of the Rents or the proceeds of such foreclosure proceeding and/or sale:


                  (a)   Obligations.    All  of  the  Obligations and other sums
secured hereby which
                              ----------------
 then remain unpaid; and

            (b)   Other  Advances.   All other items advanced or paid by Grantee
pursuant
                              -----------------------
to  this  Deed,  with  interest  thereon  at  the  Default Rate from the date of advancement; and

            (c)   Costs,  Fees  and Other Expenses.  Subject to the terms of the
Loan
                              ----------------------------------------------
Agreement,  all  court  costs,  reasonable  in-house  and outside attorneys' and paralegals'  fees and expenses actually incurred, costs of environmental surveys and  guard  or  other  security  services,  appraiser's fees, advertising costs,
notice   expenses,   expenditures   for   documentary   and   expert   evidence,
stenographer's  charges, publication costs, and costs (which may be estimated as to items to be expended after entry of the decree) of procuring all abstracts of title,  title  searches  and  examinations,  title  guarantees,  title insurance policies, surveys, and similar data with respect to title which Grantee may deem necessary.  All such expenses shall become additional Obligations secured hereby and immediately due and payable, with interest thereon at the Default Rate, when paid  or  incurred by Grantee in connection with any proceedings, including, but not  limited to, probate and bankruptcy proceedings, to which Grantee shall be a party, either as plaintiff, claimant or defendant, by reason of this Deed or any indebtedness  hereby  secured  or  in  connection  with the preparations for the commencement of any suit for the foreclosure, whether or not actually commenced, or  sale  under  the  power  of  sale  herein  granted.  It is intended that the proceeds  of  any  sale  (whether  through a foreclosure proceeding or Grantee's exercise  of  the  power of sale) shall be distributed and applied in accordance with the terms of the Loan Agreement.

            10.   Cumulative  Remedies;  Delay  or  Omission Not a Waiver.  Each
remedy or
                              --------------------------------------------------
--------------------------
right  of  Grantee shall not be exclusive of, but shall be in addition to, every other  remedy  or right now or hereafter existing at law or in equity.  No delay in  the  exercise  or  omission  to exercise any remedy or right accruing on the occurrence  or  existence  of  any  Event  of  Default  (as  defined in the Loan
Agreement)  shall impair any such remedy or right or be construed to be a waiver of  any  such  Event of Default or acquiescence therein, nor shall it affect any subsequent  Event of Default of the same or different nature.  Every such remedy or right may be exercised concurrently or independently and when and as often as may be deemed expedient by Grantee.

            11.   Grantee's Remedies against Multiple Parcels.  If more than one property,
                              --------------------------------------------------
-----------
lot  or  parcel is covered by this Deed, and if this Deed is foreclosed upon, or judgment is entered upon any Obligations secured hereby, or if Grantee exercises its  power of sale, execution may be made upon or Grantee may exercise its power of  sale against any one or more of the properties, lots or parcels and not upon the  others,  or  upon  all  of  such  properties or parcels, either together or separately,  and  at different times or at the same time, and execution sales or sales  under  the  power  of  sale  herein  granted  may  likewise  be conducted separately or concurrently, in each case at Grantee's election.

            12.   No  Merger.  In the event of a foreclosure of this Deed or any other
                              --------------
mortgage,  deed  to  secure  debt or deed of trust securing the Obligations, the
Obligations  then  due  the  Grantee  shall  not  be  merged  into any decree of foreclosure  entered  by the court, and Grantee may concurrently or subsequently seek  to foreclose one or more mortgages, deeds to secure debt or deeds of trust which  also  secure said Obligations, to the full extent permitted by applicable law.

            13.   Notices.    Except  as otherwise provided herein, any notices,
demands,
                              ----------
consents,  requests,  approvals,  undertakings  or other instruments required or permitted  to  be  given  in  connection  with this Deed (and all copies of such notices or other instruments as set forth below) shall be in writing, and may be personally  served,  telecopied,  telexed  or  sent by courier service or United
States  mail and shall be deemed to have been given (a) when delivered in person or  by  courier  service,  (b)  upon  receipt  of  a  telecopy or telex properly transmitted  or, (c) if mailed, five (5) days after deposit in the United States mail,  first  class, registered or certified, with postage prepaid, addressed to the party so notified and sent to the address or number so indicated as follows:

            if to Grantor:

                  Forstmann & Company, Inc.
                  1155 Avenue of the Americas
                  New York, New York
                  Attn:  Chief Financial Officer
                  Telecopier No.:  (212) 642-6992

            with a copy to:

                  Debevoise & Plimpton
                  875 Third Avenue
                  New York, New York  10022
                  Attn: Richard Hahn, Esq.
                  Telecopier No.:  (212) 909-6836

            if to Grantee:

                  BankAmerica Business Credit, Inc.
                  40 East 52nd Street
                  2nd Floor
                  New York, New York  10022
                  Attn:  Division Manager
                  Telecopier No.:  (212) 836-5167

            with a copy to:

                  BankAmerica National Trust
                    and Savings Association
                  10124 Old Grove Road
                  San Diego, California  92131
                  Attn:  Legal Department
                  Telecopier No.:  (619) 549-7518

            and with a copy to:

                  Rogers & Wells
                  200 Park Avenue
                  New York, New York  10166
                  Attn:  Alan M. Christenfeld, Esq.
                  Telecopier No.:  (212) 878-8375

Grantor or Grantee shall, from time to time, have the right to specify as the proper addressee and/or address for the purposes of this Deed any other party or address in the United States upon giving five (5) days' written notice in the manner herein prescribed.

            14.   Extension of Payments.  Grantor agrees that, without affecting the liability
                              -------------------------------
of  any  person  for  payment of the Obligations secured hereby or affecting the lien of this Deed upon the Deed Property or any part thereof (other than persons or  property  explicitly  released as a result of the exercise by Grantee of its rights  and  privileges  hereunder),  Grantee  may, at any time and from time to time, on request of the Grantor, without notice to any person liable for payment of  any  Obligations  secured hereby, but otherwise subject to the provisions of the  Loan  Agreement,  extend  the time, or agree to alter or amend the terms of payment  of  such  Obligations.  Grantor  further  agrees  that  any part of the security  herein described may be released with or without consideration without affecting the remainder of the Obligations or the remainder of the security.

            15.   Governing  Law.    Grantor  agrees  that  this  Deed  is to be
construed,
                              ---------------------
governed  and  enforced  in  accordance  with  the  laws of the State.  Wherever possible,  each provision of this Deed shall be interpreted in such manner as to be  effective  and valid under applicable law, but if any provision of this Deed shall  be prohibited by or invalid under applicable law, such provision shall be ineffective  only  to  the  extent  of  such  prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this
Deed.

            16.   R e conveyance  of  Deed.    Upon  full  payment  of  all  the
Obligations, at the
                              --------------------------------
time  and  in the manner provided in the Loan Agreement, or upon satisfaction of the  conditions set forth in the Loan Agreement for release of the Deed Property from  this  Deed, upon demand therefor following such payment or satisfaction, a satisfaction  or  reconveyance  of  the  Deed  Property  and any other documents required to release this Deed shall promptly be provided by Grantee to Grantor.

            17.   Successors  and  Assigns Included in Parties.  This Deed shall be binding
                               -------------------------------------------------
----------
upon the Grantor and upon the successors, assigns and vendees of the Grantor and shall  inure  to  the  benefit  of  the Grantee's successors and assigns and any principals  it  represents as agent; all references herein to the Grantor and to the  Grantee  shall be deemed to include their successors and assigns and, as to
Grantee,  any  principals  it  represents  as  agent.   Grantor's successors and
assigns  shall  include,  without  limitation,  a receiver, trustee or debtor in possession  of  or  for  the  Grantor.  Wherever used, the singular number shall include  the  plural,  the plural shall include the singular, and the use of any gender shall be applicable to all genders.

            18.   Estoppel  Certificates.    Grantor, within ten (10) days after
request in
                              -----------------------------
person  or  within  fifteen (15) days after request by mail, will furnish a duly acknowledged  written  statement setting forth the amount of the debt secured by this  Deed, the date to which interest, if any, has been paid and stating either that no offsets or defenses exist against the mortgage debt, or, if such offsets or defenses are alleged to exist, the nature thereof.

           19.   W a iver  of  Appraisement,  Valuation,  Stay,  Extension  and
Redemption
                              --------------------------------------------------
-----------------------------------------------
Laws.    Grantor agrees, to the full extent permitted by law, that in case of an
Event of Default
-------
(as  defined in the Loan Agreement), neither Grantor nor anyone claiming through or  under  it  shall  or  will  set  up,  claim or seek to take advantage of any appraisement,  valuation,  stay, or extension laws now or hereafter in force, in order  to  prevent  or hinder the enforcement or foreclosure of this Deed or the absolute  sale  of  the  Deed  Property  or  the final and absolute putting into possession  thereof,  immediately after such sale, of the purchaser thereat, and
Grantor,  for  itself  and  all  who  may at any time claim through or under it, hereby waives, to the full extent that it may lawfully so do, the benefit of all such laws, and any and all right to have the assets comprising the Deed Property marshalled  upon  any  foreclosure  of  this Deed and agrees that Grantee or any court  having  jurisdiction to foreclose this Deed may sell the Deed Property in part  or  as an entirety. Grantor represents that it has been authorized to, and
Grantor  does  hereby  waive  to  the  full  extent permitted by law any and all statutory  or  other  rights of redemption from sale under power of sale or from sale  under  any  order or decree of foreclosure of this Deed, on its own behalf and on behalf of each and every person acquiring any interest in or title to the
Deed Property subsequent to the date hereof.

            20.   Interpretation with Other Documents.  Notwithstanding anything in this
                              --------------------------------------------------
---
Deed  to  the contrary, in the event of a conflict or inconsistency between this
Deed  and  the  provisions  of  the  Loan  Agreement, the provisions of the Loan
Agreement shall govern.

            21.   Invalid Provisions to Affect No Others.  In the event that any of the
                              --------------------------------------------------
---
covenants,  agreements,  terms  or  provisions  contained  in this Deed shall be invalid,  illegal or unenforceable in any respect, the validity of the remaining covenants,  agreements,  terms  or  provisions  contained  herein or in the Loan
Agreement shall not be in any way affected, prejudiced or disturbed thereby.  In the  event  that  the  application of any of the covenants, agreements, terms or provisions  of  this Deed is held to be invalid, illegal or unenforceable, those covenants,  agreements,  terms  and provisions shall not be in any way affected, prejudiced or disturbed when otherwise applied.

            22.   Changes.    Neither  this  Deed  nor  any  term  hereof may be
changed, waived,
                              ------------
discharged  or  terminated  orally, or by any action or inaction, but only by an instrument  in  writing  signed  by  the  party against which enforcement of the change,  waiver, discharge or termination is sought.  To the extent permitted by law,  any  agreement hereafter made by Grantor and Grantee relating to this Deed shall  be  superior  to  the  rights  of  the  holder of any intervening lien or encumbrance.


            23.   Marshalling  of Assets.  Notice is hereby given that no holder of any deed
                              ------------------------------
of  trust, deed to secure debt mortgage, lien or other encumbrance affecting all or  a  part  of  the Deed Property which is inferior to this Deed shall have any right to require the Grantee to marshal assets.

            24.   Grantee's  Rights Regarding the Deed Property.  At any time or from time
                               -------------------------------------------------
-------------
to time, without liability therefor and without notice and without affecting the liability  of any person for the payment of the Obligations, the Grantee may (a)
consent  to  the making of any map or plat of the Land, (b) join in granting any easement  or  creating any restriction thereon, (c) join in any subordination or other  agreement,  affecting  this  Deed  or  the lien or charge thereof, or (d)
reconvey  or  release  from  this Deed, without warranty, all or any part of the
Deed Property.

            25.   Time  of  Essence.  Time is of the essence with respect to the provisions
                               ----------------------
of this Deed.


                    [This space is intentionally left blank.]

            IN WITNESS WHEREOF, this instrument is executed and sealed as of the day and year first above written by the person or persons identified below on behalf of Grantor (and said person or persons hereby represent that they possess full power and authority to execute this instrument).

            THE  Grantor  HEREBY  DECLARES AND ACKNOWLEDGES THAT THE Grantor HAS
RECEIVED, WITHOUT CHARGE, A TRUE COPY OF THIS Deed.

Signed, sealed and delivered in the                   Grantor:
presence of:
                                                FORSTMANN & COMAPNY, INC.
                                                a Georgia corporation

/s/ Mark Marmen                                 By: /s/ Rodney Peckham
---------------                                    --------------------
Unofficial Witness                              Name: Rodney Peckham
                                                Title: Chief Financial Officer

/s/ Lena Mandel
---------------
Notary Public                                         Attest:


Commission Expiration Date:                      /s/ Linda A. Filippone
May 1, 1999                                      -----------------------
------------------------------
[AFFIX NOTARIAL SEAL]                           By: Linda A. Filippone
                                                Its: Assistant Secretary


                                                AFFIX CORPORATE SEAL


                                    EXHIBIT A
                                                          --------------



                        Legal Description of the Premises
                                          --------------------------------------
--------




                                    EXHIBIT B
                                                          ---------------
                           Permitted Title Exceptions
                                               ---------------------------------
----

            Those title exceptions listed on the marked-up title commitment issued by Chicago Title Insurance Company for the property described on Exhibit
A hereof and dated as of the date hereof.


                                   SCHEDULE A
                                                        ------------------



                                   Term Notes
                                                          ---------------

Term  Note dated the date hereof by Forstmann & Company, Inc. to AT&T Commercial
Finance  Corporation in the original principal amount of Two Million Six Hundred
Ninety Eight Thousand Five Hundred Dollars ($2,698,500.00) having a maturity date of July 22, 2000


Term  Note  dated  the  date  hereof  by  Forstmann & Company, Inc. to PNC Bank,
National Association in the original principal amount of Two Million Six Hundred
Ninety Eight Thousand Five Hundred Dollars ($2,698,500.00) having a maturity date of July 22, 2000


Term  Note  dated  the  date hereof by Forstmann & Company, Inc. to IBJ Schroder
Business  Credit Corporation in the original principal amount of Two Million Six
Hundred Ninety Eight Thousand Five Hundred Dollars ($2,698,500.00) having a maturity date of July 22, 2000


Term  Note  dated  the  date  hereof  by  Forstmann  & Company, Inc. to La Salle
Business Credit, Inc. in the original principal amount of Four Million Fifty Two
Thousand Dollars ($4,052,000.00) having a maturity date of July 22, 2000


Term  Note  dated  the  date  hereof  by  Forstmann  &  Company, Inc. to The CIT
Group/Commercial  Services, Inc. in the original principal amount of Six Million
Seven Hundred Fifty Thousand Five Hundred Dollars ($6,750,500.00) having a maturity date of July 22, 2000


Term  Note  dated  the  date  hereof by Forstmann & Company, Inc. to Bankamerica
Business  Credit,  Inc.  in the original principal amount of Twelve Million Five
Hundred  Fifty  Two  Thousand Dollars ($12,552,000.00) having a maturity date of
July 22, 2000




                Exhibit 10.1(f)

Milledgeville Plant                                  After recording, return to:
Baldwin County, Georgia                               Alan M. Christenfeld, Esq.
                                                                  Rogers & Wells
                                                                 200 Park Avenue
                                                       New York, New York  10166


                     DEED TO SECURE DEBT, SECURITY AGREEMENT
                             AND ASSIGNMENT OF RENTS

                  This Deed to Secure Debt, Security Agreement and Assignment of
Rents (The "Deed") is made and entered into as of the 23rd day of July, 1997 by FORSTMANN & COMPANY, INC., a Georgia corporation (hereinafter referred to as
"Grantor"), having an address at 1155 Avenue of the Americas, New York, New York
10036, to BANKAMERICA BUSINESS CREDIT, INC., a Delaware corporation, in its capacity as agent for the "Lenders" (as defined in the Loan Agreement, as hereinafter defined) (hereinafter referred to as "Grantee"), having an address at 40 East 52nd Street, 2nd floor, New York, New York 10022.

                                R E C I T A L S:

            WHEREAS,  Grantor  and  Grantee are parties to that certain Loan and
Security  Agreement  (the  "Loan  and Security Agreement"), dated as of July 23,
1997,  among  Grantor  and  the financial institutions named therein, as Lenders
(the  Loan  and  Security Agreement and any and all renewals, extensions for any
p e r i od,   modifications,   supplements,   restatements,   increases   and/or
rearrangements  thereof  are  hereinafter  collectively referred to as the "Loan
Agreement")  pursuant to which Grantee and the Lenders have agreed to make loans and advances or extend other financial accommodations in the aggregate principal amount of up to $31,450,000.00; and

            WHEREAS, the Grantee has required that Grantor execute and deliver this Deed to Grantee in order to secure the payment and performance of (i) all of Grantor's obligations and liabilities hereunder and (ii) the "Obligations"
(as defined in the Loan Agreement) except the "Revolving Loan" (as defined in the Loan Agreement) but including, without limitation, the obligation to repay the Term Loan (all such obligations and liabilities being hereinafter referred to collectively as the "Obligations") each of the Terms Notes being described in Schedule A attached hereto and made a part hereof, and having a final maturity date of July 22, 2000; and

            WHEREAS,   the  Obligations  secured  hereby  shall  not  exceed  an
aggregate  principal  amount,  at any one time outstanding, of ($31,450,000.00).
Provided that the foregoing limitation shall apply only to the lien and interest upon  the  real  property  created  by this Deed, and it shall not in any manner limit, affect or impair any grant of a security interest or other right in favor of  the  Grantee  under  the provisions of the Loan Agreement or under any other security  agreement  at any time executed in connection with the Loan Agreement, and  further provided that such limitation shall not limit the lien and interest of  this  Deed with respect to interest due on such Obligations at the rates set forth  in  the  Loan  Agreement  and sums to pay real estate taxes and insurance premiums  with  respect to the Deed Property (as defined herein) or to otherwise protect the security of this Deed;

            NOW, THEREFORE, to secure payment of the Obligations and in consideration of One Dollar ($1.00) in hand paid, receipt whereof is hereby acknowledged, Grantor does hereby grant, bargain, sell, remise, release, alien, convey, and warrant to Grantee, its successors and assigns, and grant a security interest to Grantee, its successors and assigns, in and to the following described real estate in Baldwin County, Georgia (the "State"):

            See Exhibit A attached hereto and by this reference made a part hereof which real estate (the "Land"), together with all right, title and interest, if any, which Grantor may now have or hereafter acquire in and to all improvements, buildings and structures thereon of every nature whatsoever, is herein called the "Premises."

            TOGETHER WITH all right, title and interest, if any, including any after-acquired right, title and interest, and including any right of use or occupancy, which Grantor may now have or hereafter acquire in and to (a) all easements, rights of way, gores of land or any lands occupied by streets, ways, alleys, passages, sewer rights, air rights, development rights, water courses, water rights and powers, and public places adjoining said Land, and any other interests in property constituting appurtenances to the Premises, or which hereafter shall in any way belong, relate or be appurtenant thereto and (b) all hereditaments, gas, oil, minerals (with the right to extract, sever and remove such gas, oil and minerals), and easements, of every nature whatsoever, located in or on the Premises and all other rights and privileges thereunto belonging or appertaining and all extensions, additions, improvements, betterments, renewals, substitutions and replacements to, or of any rights and interests described in subparagraph (a) above and this subparagraph (b) (hereinafter the "Property
Rights").

            TOGETHER  WITH  all right, title and interest, if any, including any after-acquired  right,  title  and  interest, which Grantor may now or hereafter acquire  in  and to fixtures and appurtenances of every nature whatsoever now or hereafter  located  in,  on  or  attached to, and used or intended to be used in connection  with,  or  with  the  operation of, the Premises, including, but not limited  to, (a) all apparatus, machinery, and equipment of Grantor; and (b) all extensions,  additions,  improvements, betterments, renewals, substitutions, and replacements to or of any of the foregoing (the items described in the foregoing
(a)  and  (b)  being  the  "Fixtures");  as  well  as  all personal property and equipment  of  every  nature  whatsoever  now  or hereafter located in or on the
Premises, including, but not limited to, (c) all screens, window shades, blinds, wainscoting,  storm  doors and windows, floor coverings, and awnings of Grantor;
(d)  all  apparatus, machinery, equipment and appliances of Grantor not included as  Fixtures;  (e) all items of furniture, furnishings, and personal property of
Grantor; and (f) all extensions, additions, improvements, betterments, renewals, substitutions, and replacements to or of any of the foregoing (c)-(e) (the items described  in  the foregoing (c)-(f) and any other personal property referred to in  this  paragraph being the "Personal Property") and in and to the proceeds of
the  Personal  Property.    The foregoing grant shall not include any apparatus,
machinery, and equipment subject to capital leases which by their terms prohibit the  grant  of  the security interest contemplated by this Deed.  It is mutually agreed,  intended  and declared that the Premises and all of the Property Rights and  Fixtures  owned  by  Grantor  (referred to collectively herein as the "Real
Property")  shall,  so  far  as  permitted  by law, be deemed to form a part and parcel  of  the  Land  and  for  the  purpose of this Deed to be real estate and
covered  by  this  Deed.    It is also agreed that if any of the property herein
described  is  of  a nature so that a security interest therein can be perfected under  the  Uniform Commercial Code, this instrument shall constitute a security agreement,  and  Grantor  agrees  to  execute,  deliver  and  file or refile any financing  statement,  continuation  statement, or other instruments Grantee may reasonably  require from time to time to perfect or renew such security interest under  the  Uniform Commercial Code.  Subject to the terms and conditions of the
Loan  Agreement  the  remedies  for  any  violation  of the covenants, terms and conditions  of  the agreements herein contained shall be as prescribed herein or by general law, or, as to that part of the security in which a security interest may  be  perfected  under the Uniform Commercial Code, by the specific statutory consequences  now  or  hereafter enacted and specified in the Uniform Commercial
Code, all at the Grantee's sole election.

            TOGETHER WITH (i) all the estate, right, title and interest of the Grantor, in and to all judgments, insurance proceeds, awards of damages and settlements resulting from condemnation proceedings or the taking of the Real
Property, or any part thereof, under the power of eminent domain or for any damage (whether caused by such taking or otherwise) to the Real Property, the Personal Property or any part thereof, or to any rights appurtenant thereto, and all proceeds of any sales or other dispositions of the Real Property, the Personal Property or any part thereof; and (except as otherwise provided herein or in the Loan Agreement) the Grantee is hereby authorized to collect and receive said awards and proceeds and to give proper receipts and acquittances therefor, and to apply the same as provided in the Loan Agreement; and (ii) all contract rights, general intangibles, actions and rights in action, relating to the Real Property or the Personal Property, including, without limitation, all rights to insurance proceeds and unearned premiums arising from or relating to damage to the Real Property or the Personal Property; and (iii) all proceeds, products, replacements, additions, substitutions, renewals and accessions of and to the Real Property or the Personal Property. (The rights and interests described in this paragraph shall hereinafter be called the "Intangibles.")

           As  additional  security for the Obligations secured hereby, Grantor does  (i)  hereby  pledge  and  assign to Grantee from and after the date hereof
(including  any  period of redemption), primarily and on a parity with said real estate,  and  not  secondarily,  all  the  rents, issues and profits of the Real
Property  and  all  rents, issues, profits, revenues, royalties, bonuses, rights and  benefits  due,  payable  or  accruing  (including  all deposits of money as advance  rent,  for  security  or  as  earnest  money  or as downpayment for the purchase  of all or any part of the Real Property or the Personal Property) (the
"Rents")  under  any  and  all  present  and  future  leases, contracts or other agreements  relating  to  the  ownership  of  the  Real Property or the Personal
Property  or  to  the  occupancy of all or any portion of the Real Property and,
(ii)  except to the extent such a transfer or assignment is not permitted by the terms  thereof  (and  a  consent  to  the  transfer  or  assignment has not been obtained),  does  hereby  transfer  and  assign  to  Grantee all such leases and agreements  (including  all Grantor's rights under any contracts for the sale of any  portion  of  the Deed Property (as hereinafter defined) and to all revenues and  royalties  under  any  oil,  gas  and  mineral  leases relating to the Real
Property) (the "Leases").  Grantee hereby grants to Grantor the right to collect and  use the Rents as they become due and payable under the Leases, but not more than  one  (1) month in advance thereof, until an "Event of Default" (as defined in  the  Loan Agreement) has occurred, provided that the existence of such right shall  not  operate to subordinate this assignment to any subsequent assignment, in  whole  or  in  part, by Grantor, and any such subsequent assignment shall be subject to the rights of the Grantee under this Deed.  Grantor further agrees to execute  and  deliver  such  assignments  of  leases or assignments of land sale contracts as Grantee may from time to time request.  In the event of an Event of
Default  under  the  Loan  Agreement,  (i)  the  Grantor agrees, upon demand, to deliver  to  the  Grantee  all  of  the  Leases with such additional assignments thereof  as  the  Grantee may request and agrees that the Grantee may assume the management  of  the  Real Property and collect the Rents, applying the same upon the  Obligations  in  the  manner  provided  in the Loan Agreement, and (ii) the
Grantor  hereby  authorizes and directs all tenants, purchasers or other persons occupying  or  otherwise acquiring any interest in any part of the Real Property to  pay  the  Rents  due  under  the  Leases  to the Grantee upon request of the
Grantee.    Grantor  hereby appoints Grantee as its true and lawful attorney-in-
fact  to  manage  said  property and collect the Rents, with full power to bring suit for collection of the Rents and possession of the Real Property, giving and granting  unto  said  Grantee  and unto its agent or attorney full power coupled with  an  interest  and  authority to do and perform all and every act and thing whatsoever  requisite and necessary to be done in the protection of the security hereby  conveyed;  provided,  however,  that  (i)  this  power  of  attorney and assignment of Rents shall not be construed as an obligation upon said Grantee to make  or  cause to be made any repairs that may be needful or necessary and (ii)
Grantee  agrees  that  until  such  Event of Default as aforesaid, Grantee shall permit  Grantor to perform the aforementioned management responsibilities.  Upon
Grantee's  receipt of the Rents, at Grantee's option, it may: (i) pay reasonable charges  for  collection  hereunder,  costs of necessary repairs and other costs requisite  and  necessary  during  the continuance of this power of attorney and assignment  of  Rents,  (ii)  pay general and special taxes, insurance premiums, and,  thereafter,  (iii)  distribute  the  balance  of the Rents pursuant to the
provisions  of  the  Loan  Agreement.   This power of attorney and assignment of
Rents  shall  be  irrevocable  until  this  Deed  shall  have been satisfied and released  of  record and the releasing of this Deed shall act as a revocation of this  power  of attorney and assignment of Rents.  Grantee shall have and hereby expressly  reserves  the  right  and  privilege  (but  assumes no obligation) to demand,  collect,  sue  for, receive and recover the Rents, or any part thereof, now  existing  or  hereafter  made,  and  apply  the same in accordance with the provisions of the Loan Agreement.

            All of the property described above, and each item of property therein described, not limited to, but including, the Land, the Premises, the Property Rights, the Fixtures, the Real Property, the Personal Property, the
Intangibles,  the  Rents  and  the  Leases,  is  herein referred to as the "Deed
Property."

            Nothing herein contained shall be construed as constituting the Grantee a mortgagee-in-possession in the absence of the taking of actual possession of the Deed Property by the Grantee. Nothing contained in this Deed shall be construed as imposing on Grantee any of the obligations of the lessor under any lease of all or any portion of the Deed Property in the absence of an explicit assumption thereof by Grantee. In the exercise of the powers herein granted the Grantee, no liability shall be asserted or enforced against the Grantee, all such liability being expressly waived and released by Grantor.

            TO HAVE AND TO HOLD the Deed Property, properties, rights and privileges hereby conveyed or assigned, or intended so to be, unto Grantee, its beneficiaries, successors and assigns, forever for the uses and purposes herein set forth. Grantor hereby releases and waives all rights under and by virtue of the homestead exemption laws of the State and Grantor hereby covenants, represents and warrants that, at the time of the ensealing and delivery of these presents, Grantor is well seized of the Deed Property (except Personal Property which it leases) in fee simple and with full legal and equitable title to the Deed Property, and with good right, full power and lawful authority to sell, assign, convey and mortgage the same, and that title to the Deed Property is free and clear of encumbrances, except as described on Exhibit B attached hereto and made a part hereof, and that Grantor will forever defend the same against all lawful claims.

            This Deed is a deed passing title pursuant to the laws of the State of Georgia governing loan or security deeds and is not a mortgage.

            The following provisions shall also constitute an integral part of this Deed:

            1.    Payment of Taxes on the Deed.  Without limiting any
               ----------------------------
of  the  provisions  of  the  Loan Agreement, Grantor agrees that, if the United
States  or  any  department, agency or bureau thereof or the State or any of its subdivisions having jurisdiction shall at any time require documentary stamps to be  affixed  to  the  Deed  or additional intangible recording tax to be paid in order  to  secure  the  lien,  interest and priority of this Deed or shall levy, assess, or charge any tax, assessment or imposition upon this Deed or the credit or  indebtedness  secured hereby or the interest of Grantee in the Deed Property or  upon  Grantee  by  reason of or as holder of any of the foregoing, or in the event  that  any  law  is enacted changing in any way the laws now in force with respect  to  the  taxation of mortgages, deeds to secure debt, deeds of trust or other  liens  or  debts  secured  thereby for any purpose, or deducting from the value  of  the  Deed  Property  for the purpose of taxation any lien or security interest  thereon,  then  Grantor  shall  pay for such documentary stamps and/or intangible  recording  tax in the required amount and deliver them to Grantee or pay  (or  reimburse  Grantee  for)  such  taxes, assessments or impositions and, unless all such documentary stamps, intangible recording tax, taxes, assessments and  impositions  are  paid or reimbursed by Grantor when and as they become due and  payable,  all sums hereby secured shall become immediately due and payable, at  the  option  of Grantee, notwithstanding anything contained herein or in any law  heretofore  or  hereafter  enacted  provided  that  if  any such payment or reimbursement  shall  be  unlawful  or  would  constitute  usury  or  render the
Obligations wholly or partially usurious under applicable law, then Grantee may, at  its  option,  declare the Obligations immediately due and payable or require
Grantor  to  pay  or reimburse Grantee for payment of the lawful and nonusurious
portion  thereof.    Grantor  agrees  to  exhibit  to  Grantee, at any time upon request, official receipts showing payment of all taxes, assessments and charges which Grantor is required or elects to pay under this paragraph.  Grantor agrees to  indemnify  Grantee  against liability on account of such documentary stamps, intangible  recording  tax,  taxes,  assessments  or  impositions,  whether such liability  arises  before  or after payment of the Obligations and regardless of whether this Deed shall have been released.

            2.    Leases Affecting the Real Property.  Grantor agrees
               ----------------------------------
faithfully to perform all of its obligations under all present and future leases or  other  agreements relative to the occupancy of the Real Property at any time assigned to Grantee herein or by separate instrument as additional security, and to  refrain from any action or inaction which would result in termination of any such  leases  or  agreements or in the diminution of the value thereof or of the rents or revenues due thereunder. All future lessees under any lease of the Real
Property,  or  any  part  thereof, made after the date of recording of this Deed shall,  at  Grantee's  option  and  without any further documentation, attorn to
Grantee as lessor if for any reason Grantee becomes lessor thereunder, and, upon demand,  pay  rent  to  Grantee, and Grantee shall not be responsible under such lease for matters arising prior to Grantee becoming lessor thereunder.

            3.    Use of the Real Property.  Grantor agrees that it
               ------------------------
shall  not  permit  the  public  to  use the Real Property or any other property covered  by  this  Deed  in  any manner that might tend, in Grantee's reasonable judgment,  to impair Grantor's title to such property or any portion thereof, or to  make  possible any claim or claims of easement by prescription or of implied dedication to public use.

            4.    Indemnification.  Grantor shall not use or permit
               ---------------
the  use  of any part of the Real Property or any other property covered by this
Deed for an illegal purpose, including, without limitation, the violation of any environmental laws, statutes, codes, regulations or practices.  Without limiting any indemnification Grantor has granted in the Loan Agreement, Grantor agrees to indemnify and hold harmless Grantee and the Lenders from and against any and all losses,  suits,  obligations,  fines,  damages,  judgments,  penalties,  claims,
c h arges,  costs  and  expenses  (including  reasonable  in-house  and  outside
attorneys'   and  paralegals'  fees,  court  costs  and  disbursements  actually incurred)  (collectively  "Claims") which may be imposed on, incurred or paid by or  asserted  against  the  Real  Property  by  reason  or  on account of, or in connection  with  (i) the construction, reconstruction or alteration of the Real
Property,  (ii)  any negligence or misconduct of Grantor, any lessee of the Real
Property,  or  any  of  their  respective  agents,  contractors, subcontractors, servants, employees, licensees or invitees, (iii) any accident, injury, death or damage  to any person or property occurring in, on or about the Real Property or any  street,  drive,  sidewalk, curb or passageway adjacent thereto, or (iv) any other transaction arising out of or in any way connected with the Deed Property.

            5.    Insurance.  Grantor shall, at its sole expense,
               ---------
obtain  for,  deliver  to, assign and maintain for the benefit of Grantee, until the  Obligations  are  paid in full, insurance policies as specified in the Loan
Agreement.    In  the event of a casualty loss, the insurance proceeds from such insurance policies shall be paid and applied as specified in the Loan Agreement.

            6.    Condemnation Awards.  Grantor hereby assigns to
               -------------------
G r a ntee,  as  additional  security,  all  awards  of  damage  resulting  from condemnation  proceedings  or  the  taking of or injury to the Real Property for public  use,  and  Grantor  agrees that the proceeds of all such awards shall be paid and applied as specified in the Loan Agreement.

            7.    Performance of Grantor's Obligations.  Grantor
               ------------------------------------
agrees  that  if  an  Event  of  Default  (as defined in the Loan Agreement) has occurred  and  is  continuing,  Grantee  may,  but need not, make any payment or perform  any act hereinbefore required of Grantor, in any form and manner deemed
expedient.    By  way  of  illustration  and not in limitation of the foregoing,
Grantee  may,  but  need  not,  (i)  make  full or partial payments of insurance premiums  which are unpaid by Grantor, coordinate liens or encumbrances, if any,
(ii)  purchase,  discharge, compromise or settle any tax lien or any other lien, encumbrance,  suit,  proceeding,  title or claim thereof, or (iii) redeem all or any  part of the Premises from any tax or assessment.  All money paid for any of the  purposes  herein  authorized  and  all  other moneys advanced by Grantee to protect  the  Deed  Property and the lien hereof shall be additional Obligations secured  hereby  and shall become immediately due and payable without notice and shall  bear interest thereon at the post-default rate of interest under the Loan
Agreement  applicable  to Reference Rate Loans, as defined in the Loan Agreement
("Default  Rate")  until  paid to Grantee in full.  In making any payment hereby authorized  relating  to  taxes,  assessments  or  prior  or coordinate liens or encumbrances,  Grantee  shall  be  the  sole judge of the legality, validity and priority thereof and of the amount necessary to be paid in satisfaction thereof.

            8.    Remedies of Grantee.  Subject to the provisions of
               -------------------
the  Loan Agreement, upon the occurrence and during the continuation of an Event of  Default under the terms of the Loan Agreement, in addition to any rights and remedies  provided  for  in  the  Loan Agreement, and to the extent permitted by applicable law, the following provisions shall apply:

            (a)   Grantee's Power of Enforcement.  It shall be lawful
               ------------------------------
for  Grantee  to sell and dispose of the Deed of Property (i) at public auction, at  the  usual  place for conducting sales at the courthouse in the county where the  Deed Property or any part thereof may be located, to the highest bidder for cash,  first  advertising the time, terms and place of such sale by publishing a notice  thereof once a week for four consecutive weeks immediately preceding the date  of  sale  (without  regard to the actual number of days) in a newspaper in which  sheriff's  advertisements  are published in said county, all other notice being  hereby  waived  by  the Grantor, or (ii) as otherwise may be permitted by applicable  law;  and  the  Grantee  may  thereupon  execute  and deliver to the purchaser  at  said  sale  a  sufficient  conveyance of the Deed Property in fee simple, which conveyance may contain recitals as to the happening of the default upon which the execution of the power of sale, herein granted, depends, and said recitals shall be presumptive evidence that all preliminary acts prerequisite to said sale and deed were in all things duly complied with; and the Grantor hereby constitutes  and  appoints the Grantee or its assigns agent and attorney-in-fact to  make  such  recitals,  sale  and  conveyance,  and  all  of the acts of such attorney-in-fact  are hereby ratified, and the Grantor agrees that such recitals shall  be  binding and conclusive upon the Grantor and that the conveyance to be made  by  the  Grantee,  or  its  assigns (and in the event of a deed in lieu of foreclosure,  then  as  to such conveyance) shall be effectual to bar all right, title  and  interest,  equity of redemption, including all statutory redemption, homestead,  dower,  curtesy  and  all  other  exemptions  of the Grantor, or its successors  in  interest,  in  and to said Deed Property; and the Grantor agrees that  in  case  of  a  sale,  as  herein  provided, the Grantor or any person in possession  under the Grantor shall then become and be tenants holding over, and shall  forthwith  deliver  possession  to  the  purchaser  at  such  sale, or be summarily  dispossessed  in  accordance with the provisions of law applicable to tenants  holding  over;  the power and agency hereby granted are coupled with an interest  and  are irrevocable by death or otherwise, and are in addition to any and all other remedies which the Grantee may have at law or in equity.

            Any portion of the Deed Property sold pursuant to this Deed may, to the extent permitted by applicable law, be sold in one parcel as an entirety, or in such parcels and in such manner or order as Grantee in its sole discretion, may elect, to the maximum extent permitted by the laws of the State of Georgia.
One or more exercises of the powers herein granted shall not extinguish or exhaust the power unless the entire indebtedness secured by this Deed is paid in full or the entire Deed Property is sold. At any such sale, the Grantee, its agents, representatives, successors, or assigns may bid for and acquire, as purchaser, the Deed Property or any part thereof. It shall also be lawful for Grantee to immediately foreclose this Deed by judicial action. The court in which any proceeding is pending for the purpose of foreclosure of this Deed may, at once or at any time thereafter, either before or after sale, without notice and without requiring bond, and without regard to the solvency or insolvency of any person liable for payment of the Obligations secured hereby, and without regard to the then value of the Deed Property or the occupancy thereof as a homestead, appoint a receiver (the provisions for the appointment of a receiver and assignment of rents being an express condition upon which the Loan hereby secured is made) for the benefit of Grantee, with power to collect the Rents, due and to become due, during such foreclosure suit and the full statutory period of redemption, notwithstanding any redemption. The receiver, out of the Rents, when collected, may pay costs incurred in the management and operation of the Real Property, prior and subordinate liens, if any, and taxes, assessments, water and other utilities and insurance, then due or thereafter accruing, and may make and pay for any necessary repairs to the Real Property or the Personal
Property, and may pay all or any part of the Obligations or other sums secured hereby or any deficiency decree entered in such foreclosure proceedings. Upon or at any time after the filing of a suit to foreclose this Deed, the court in which such suit is filed shall have full power to enter an order placing Grantee in possession of the Real Property with the same power granted to a receiver pursuant to this subparagraph and with all other rights and privileges of a mortgagee-in-possession under applicable law.

            (b)   Grantee's Right to Enter and Take Possession,
               --------------------------------------------
Operate and Apply Income.  Grantee shall, at its option, have the
------------------------
right, acting through its agents or attorneys, either with or without process of law,  forcibly  or  otherwise,  to  enter  upon  and take possession of the Real
Property,  expel and remove any persons, good, or chattels occupying or upon the same,  to  collect or receive all the Rents, and to manage and control the same, and  to  lease  the  same  or  any  part  thereof, from time to time, and, after deducting  all  reasonable  attorneys'  fees  and  expenses,  and all reasonable expenses incurred in the protection, care, maintenance, management and operation of  the  Real  Property,  distribute  and  apply  the  remaining  net  income in accordance  with  the  terms of the Loan Agreement or upon any deficiency decree entered in any foreclosure proceedings.

            (c)   Subject  to  the  terms  of  the Loan Agreement, Grantee shall
apply   the  proceeds  of  any  foreclosure  sale:  first,  to  the  expense  of advertising,  selling,  and  conveying,  including  a reasonable attorney's fee;
second,  to  the  payment of any amounts that may have been expended or that may then  be necessary to expend in paying insurance, taxes, and other encumbrances, with  interest thereon; third, to the payment in full of the indebtedness hereby secured  and  interest  thereon,  whether the same shall or shall not have fully matured  at the date of said sale, but no interest shall be collected beyond the date  of sale; and fourth, the balance, if any, to be paid over to Grantor or to whomsoever  then appears of record to be the owner of Grantor's interest in said property.

            (d) Grantee may bid and become the purchaser of the Deed Property at any foreclosure sale hereunder. Grantor hereby waives any requirement that the Deed Property be sold in separate tracts and agrees that Grantee may, at Grantee's option, sell said property en masse regardless of the number of parcels hereby conveyed.

            9.    Application of the Rents or Proceeds from
               -----------------------------------------
Foreclosure or Sale.  In any foreclosure of this Deed by judicial
-------------------
action, or any sale of the Deed Property under the power of sale herein granted, in  addition  to  any  of  the terms and provisions of the Loan Agreement, there shall  be  allowed  (and  included  in  the  decree  for  sale in the event of a foreclosure  by  judicial action) to be paid out of the Rents or the proceeds of such foreclosure proceeding and/or sale:

            (a)   Obligations.  All of the Obligations and other sums
               -----------
secured hereby which then remain unpaid; and

            (b)   Other Advances.  All other items advanced or paid by
               --------------
Grantee  pursuant  to  this Deed, with interest thereon at the Default Rate from the date of advancement; and

            (c)   Costs, Fees and Other Expenses.  Subject to the
                ------------------------------
terms  of  the  Loan Agreement, all court costs, reasonable in-house and outside attorneys'  and  paralegals'  fees  and  expenses  actually  incurred,  costs of environmental  surveys  and  guard or other security services, appraiser's fees, advertising  costs,  notice  expenses,  expenditures  for documentary and expert evidence,  stenographer's  charges,  publication  costs, and costs (which may be estimated as to items to be expended after entry of the decree) of procuring all abstracts  of  title,  title  searches and examinations, title guarantees, title insurance  policies,  surveys,  and  similar  data  with  respect to title which
Grantee  may  deem  necessary.    All  such  expenses  shall  become  additional
Obligations  secured  hereby  and  immediately  due  and  payable, with interest thereon at the Default Rate, when paid or incurred by Grantee in connection with
any   proceedings,  including,  but  not  limited  to,  probate  and  bankruptcy proceedings, to which Grantee shall be a party, either as plaintiff, claimant or defendant,  by  reason  of  this  Deed  or any indebtedness hereby secured or in connection  with  the  preparations  for  the  commencement  of any suit for the foreclosure,  whether or not actually commenced, or sale under the power of sale herein granted.  It is intended that the proceeds of any sale (whether through a foreclosure  proceeding  or  Grantee's  exercise  of the power of sale) shall be distributed and applied in accordance with the terms of the Loan Agreement.

            10.   Cumulative Remedies; Delay or Omission Not a Waiver.
     -------------------------------------------------
Each  remedy  or  right  of  Grantee  shall not be exclusive of, but shall be in addition  to, every other remedy or right now or hereafter existing at law or in
equity.    No  delay in the exercise or omission to exercise any remedy or right accruing  on  the occurrence or existence of any Event of Default (as defined in the  Loan Agreement) shall impair any such remedy or right or be construed to be a  waiver  of  any  such  Event of Default or acquiescence therein, nor shall it affect  any  subsequent Event of Default of the same or different nature.  Every such remedy or right may be exercised concurrently or independently and when and as often as may be deemed expedient by Grantee.

            11.   Grantee's Remedies against Multiple Parcels.  If
               -------------------------------------------
more  than one property, lot or parcel is covered by this Deed, and if this Deed is  foreclosed upon, or judgment is entered upon any Obligations secured hereby, or if Grantee exercises its power of sale, execution may be made upon or Grantee may  exercise  its power of sale against any one or more of the properties, lots or  parcels  and not upon the others, or upon all of such properties or parcels, either  together  or separately, and at different times or at the same time, and execution  sales or sales under the power of sale herein granted may likewise be conducted separately or concurrently, in each case at Grantee's election.

            12.   No Merger.  In the event of a foreclosure of this
               ---------
Deed  or  any  other mortgage, deed to secure debt or deed of trust securing the
Obligations,  the  Obligations then due the Grantee shall not be merged into any decree  of  foreclosure  entered  by  the court, and Grantee may concurrently or subsequently  seek  to  foreclose one or more mortgages, deeds to secure debt or deeds  of trust which also secure said Obligations, to the full extent permitted by applicable law.

            13.   Notices.  Except as otherwise provided herein, any
               -------
n o t ices,  demands,  consents,  requests,  approvals,  undertakings  or  other instruments  required or permitted to be given in connection with this Deed (and all  copies of such notices or other instruments as set forth below) shall be in writing,  and  may  be personally served, telecopied, telexed or sent by courier service  or  United  States mail and shall be deemed to have been given (a) when delivered  in  person  or  by courier service, (b) upon receipt of a telecopy or telex properly transmitted or, (c) if mailed, five (5) days after deposit in the
United  States mail, first class, registered or certified, with postage prepaid, addressed  to  the  party  so  notified  and  sent  to  the address or number so indicated as follows:
            if to Grantor:

                  Forstmann & Company, Inc.
                  1155 Avenue of the Americas
                  New York, New York
                  Attn:  Chief Financial Officer
                  Telecopier No.:  (212) 642-6992

            with a copy to:

                  Debevoise & Plimpton
                  875 Third Avenue
                  New York, New York  10022
                  Attn: Richard Hahn, Esq.
                  Telecopier No.:  (212) 909-6836

            if to Grantee:

                  BankAmerica Business Credit, Inc.
                  40 East 52nd Street
                  2nd Floor
                  New York, New York  10022
                  Attn:  Division Manager
                  Telecopier No.:  (212) 836-5167

            with a copy to:

                  BankAmerica National Trust
                    and Savings Association
                  10124 Old Grove Road
                  San Diego, California  92131
                  Attn:  Legal Department
                  Telecopier No.:  (619) 549-7518

            and with a copy to:

                  Rogers & Wells
                  200 Park Avenue
                  New York, New York  10166
                  Attn:  Alan M. Christenfeld, Esq.
                  Telecopier No.:  (212) 878-8375

Grantor or Grantee shall, from time to time, have the right to specify as the proper addressee and/or address for the purposes of this Deed any other party or address in the United States upon giving five (5) days' written notice in the manner herein prescribed.

            14.   Extension of Payments.  Grantor agrees that, without
               ---------------------
affecting  the  liability  of  any person for payment of the Obligations secured hereby  or  affecting  the  lien of this Deed upon the Deed Property or any part thereof  (other  than persons or property explicitly released as a result of the exercise by Grantee of its rights and privileges hereunder), Grantee may, at any time  and  from  time  to time, on request of the Grantor, without notice to any person  liable  for  payment  of  any  Obligations secured hereby, but otherwise subject  to  the  provisions of the Loan Agreement, extend the time, or agree to alter  or amend the terms of payment of such Obligations. Grantor further agrees that  any  part of the security herein described may be released with or without consideration  without  affecting  the  remainder  of  the  Obligations  or  the remainder of the security.

            15.   Governing Law.  Grantor agrees that this Deed is to
               -------------
be  construed,  governed  and enforced in accordance with the laws of the State.
Wherever  possible,  each  provision  of  this Deed shall be interpreted in such manner  as  to be effective and valid under applicable law, but if any provision of  this  Deed  shall  be  prohibited  by  or invalid under applicable law, such provision  shall  be  ineffective  only  to  the  extent  of such prohibition or invalidity,  without  invalidating  the  remainder  of  such  provision  or  the remaining provisions of this Deed.

            16.   Reconveyance of Deed.  Upon full payment of all the
               --------------------
Obligations,  at  the  time and in the manner provided in the Loan Agreement, or upon  satisfaction of the conditions set forth in the Loan Agreement for release of the Deed Property from this Deed, upon demand therefor following such payment or  satisfaction,  a  satisfaction  or reconveyance of the Deed Property and any other  documents  required  to  release  this Deed shall promptly be provided by
Grantee to Grantor.

            17.   Successors and Assigns Included in Parties.  This
               ------------------------------------------
Deed  shall  be  binding  upon  the Grantor and upon the successors, assigns and vendees  of  the  Grantor  and  shall  inure  to  the  benefit  of the Grantee's successors and assigns and any principals it represents as agent; all references herein  to  the  Grantor  and  to  the  Grantee shall be deemed to include their successors  and  assigns  and,  as  to  Grantee, any principals it represents as
agent.    Grantor's  successors and assigns shall include, without limitation, a receiver, trustee or debtor in possession of or for the Grantor.  Wherever used, the  singular  number  shall  include  the  plural, the plural shall include the singular, and the use of any gender shall be applicable to all genders.

            18.   Estoppel Certificates.  Grantor, within ten (10)
               ---------------------
days  after request in person or within fifteen (15) days after request by mail, will  furnish  a duly acknowledged written statement setting forth the amount of the debt secured by this Deed, the date to which interest, if any, has been paid and  stating either that no offsets or defenses exist against the mortgage debt, or, if such offsets or defenses are alleged to exist, the nature thereof.

            19.   Waiver of Appraisement, Valuation, Stay, Extension
               --------------------------------------------------
and Redemption Laws.  Grantor agrees, to the full extent permitted
-------------------
by  law, that in case of an Event of Default (as defined in the Loan Agreement), neither  Grantor  nor  anyone claiming through or under it shall or will set up, claim  or  seek  to  take  advantage  of  any  appraisement, valuation, stay, or extension  laws  now  or  hereafter  in force, in order to prevent or hinder the enforcement  or  foreclosure  of  this  Deed  or  the  absolute sale of the Deed
Property  or the final and absolute putting into possession thereof, immediately after  such  sale, of the purchaser thereat, and Grantor, for itself and all who may  at  any  time  claim through or under it, hereby waives, to the full extent that  it may lawfully so do, the benefit of all such laws, and any and all right to  have the assets comprising the Deed Property marshalled upon any foreclosure of  this  Deed  and  agrees  that  Grantee  or  any court having jurisdiction to foreclose  this  Deed  may  sell  the  Deed  Property in part or as an entirety.
Grantor represents that it has been authorized to, and Grantor does hereby waive to  the  full  extent  permitted by law any and all statutory or other rights of redemption  from sale under power of sale or from sale under any order or decree of  foreclosure  of this Deed, on its own behalf and on behalf of each and every person acquiring any interest in or title to the Deed Property subsequent to the date hereof.

            20.   Interpretation with Other Documents.
               -----------------------------------
Notwithstanding  anything  in  this  Deed  to  the  contrary,  in the event of a conflict  or  inconsistency  between  this  Deed  and the provisions of the Loan
Agreement, the provisions of the Loan Agreement shall govern.

            21.   Invalid Provisions to Affect No Others.  In the
               --------------------------------------
event  that  any  of the covenants, agreements, terms or provisions contained in this  Deed  shall  be  invalid,  illegal  or  unenforceable  in any respect, the validity  of  the remaining covenants, agreements, terms or provisions contained herein  or in the Loan Agreement shall not be in any way affected, prejudiced or
disturbed  thereby.   In the event that the application of any of the covenants, agreements,  terms  or provisions of this Deed is held to be invalid, illegal or unenforceable, those covenants, agreements, terms and provisions shall not be in any way affected, prejudiced or disturbed when otherwise applied.

            22.   Changes.  Neither this Deed nor any term hereof may
               -------
be  changed,  waived,  discharged  or  terminated  orally,  or  by any action or inaction, but only by an instrument in writing signed by the party against which enforcement  of  the change, waiver, discharge or termination is sought.  To the extent  permitted  by  law,  any agreement hereafter made by Grantor and Grantee relating  to  this  Deed  shall  be  superior to the rights of the holder of any intervening lien or encumbrance.

            23.   Marshalling of Assets.  Notice is hereby given that
               ---------------------
no  holder  of  any  deed  of trust, deed to secure debt mortgage, lien or other encumbrance  affecting  all  or a part of the Deed Property which is inferior to this Deed shall have any right to require the Grantee to marshal assets.

            24.   Grantee's Rights Regarding the Deed Property.  At
               --------------------------------------------
any time or from time to time, without liability therefor and without notice and
without   affecting  the  liability  of  any  person  for  the  payment  of  the
Obligations, the Grantee may (a) consent to the making of any map or plat of the
Land, (b) join in granting any easement or creating any restriction thereon, (c)
join in any subordination or other agreement, affecting this Deed or the lien or charge thereof, or (d) reconvey or release from this Deed, without warranty, all or any part of the Deed Property.

            25.   Time of Essence.  Time is of the essence with
               ---------------
respect to the provisions of this Deed.


                    [This space is intentionally left blank.]

            IN WITNESS WHEREOF, this instrument is executed and sealed as of the day and year first above written by the person or persons identified below on behalf of Grantor (and said person or persons hereby represent that they possess full power and authority to execute this instrument).

            THE  Grantor  HEREBY  DECLARES AND ACKNOWLEDGES THAT THE Grantor HAS
RECEIVED, WITHOUT CHARGE, A TRUE COPY OF THIS Deed.

Signed,  sealed  and  delivered in       Grantor:
the presence of:

                                               FORSTMANN & COMPANY, INC.
/s/ Mark Marmen                                a Georgia corporation
-----------------------------
Unofficial Witness
                                               By:/s/ Rodney Peckham
                                                  -------------------
/s/ Lena Mandel                                Name: Rodney Peckham
-----------------------------                  Title: Chief Financial Officer
Notary Public

                                         Attest:
Commission Expiration
   Date:May 1, 1999
[AFFIX NOTARIAL SEAL]                    /s/ Linda A. Filippone
                                         ----------------------
                                         By: Linda A. Filippone
                                         Its:Assitant Secretary


                                               AFFIX CORPORATE SEAL





                                    EXHIBIT A
                                                                     ---------


                        Legal Description of the Premises
                                                     ---------------------------
------





                 Exhibit 10.1(g)

Louisville Plant                                     After recording, return to:
Jefferson County, Georgia                             Alan M. Christenfeld, Esq.
                                                                  Rogers & Wells
                                                                 200 Park Avenue
                                                       New York, New York  10166


                     DEED TO SECURE DEBT, SECURITY AGREEMENT
                             AND ASSIGNMENT OF RENTS


                  This Deed to Secure Debt, Security Agreement and Assignment of
Rents (The "Deed") is made and entered into as of the 23rd day of July, 1997 by FORSTMANN & COMPANY, INC., a Georgia corporation (hereinafter referred to as
"Grantor"), having an address at 1155 Avenue of the Americas, New York, New York
10036, to BANKAMERICA BUSINESS CREDIT, INC., a Delaware corporation, in its capacity as agent for the "Lenders" (as defined in the Loan Agreement, as hereinafter defined) (hereinafter referred to as "Grantee"), having an address at 40 East 52nd Street, 2nd floor, New York, New York 10022.

                                R E C I T A L S:

            WHEREAS,  Grantor  and  Grantee are parties to that certain Loan and
Security  Agreement  (the  "Loan  and Security Agreement"), dated as of July 23,
1997,  among  Grantor  and  the financial institutions named therein, as Lenders
(the  Loan  and  Security Agreement and any and all renewals, extensions for any
p e r i od,   modifications,   supplements,   restatements,   increases   and/or
rearrangements  thereof  are  hereinafter  collectively referred to as the "Loan
Agreement")  pursuant to which Grantee and the Lenders have agreed to make loans and advances or extend other financial accommodations in the aggregate principal amount of up to $31,450,000.00; and

            WHEREAS, the Grantee has required that Grantor execute and deliver this Deed to Grantee in order to secure the payment and performance of (i) all of Grantor's obligations and liabilities hereunder and (ii) the "Obligations"
(as defined in the Loan Agreement) except the "Revolving Loan" (as defined in the Loan Agreement) but including, without limitation, the obligation to repay the Term Loan (all such obligations and liabilities being hereinafter referred to collectively as the "Obligations") each of the Terms Notes being described in Schedule A attached hereto and made a part hereof, and having a final maturity date of July 22, 2000; and

            WHEREAS,   the  Obligations  secured  hereby  shall  not  exceed  an
aggregate  principal  amount,  at any one time outstanding, of ($31,450,000.00).
Provided that the foregoing limitation shall apply only to the lien and interest upon  the  real  property  created  by this Deed, and it shall not in any manner limit, affect or impair any grant of a security interest or other right in favor of  the  Grantee  under  the provisions of the Loan Agreement or under any other security  agreement  at any time executed in connection with the Loan Agreement, and  further provided that such limitation shall not limit the lien and interest of  this  Deed with respect to interest due on such Obligations at the rates set forth  in  the  Loan  Agreement  and sums to pay real estate taxes and insurance premiums  with  respect to the Deed Property (as defined herein) or to otherwise protect the security of this Deed;

            NOW, THEREFORE, to secure payment of the Obligations and in consideration of One Dollar ($1.00) in hand paid, receipt whereof is hereby acknowledged, Grantor does hereby grant, bargain, sell, remise, release, alien, convey, and warrant to Grantee, its successors and assigns, and grant a security interest to Grantee, its successors and assigns, in and to the following described real estate in Jefferson County, Georgia (the "State"):

            See Exhibit A attached hereto and by this reference made a part hereof which real estate (the "Land"), together with all right, title and interest, if any, which Grantor may now have or hereafter acquire in and to all improvements, buildings and structures thereon of every nature whatsoever, is herein called the "Premises."

            TOGETHER WITH all right, title and interest, if any, including any after-acquired right, title and interest, and including any right of use or occupancy, which Grantor may now have or hereafter acquire in and to (a) all easements, rights of way, gores of land or any lands occupied by streets, ways, alleys, passages, sewer rights, air rights, development rights, water courses, water rights and powers, and public places adjoining said Land, and any other interests in property constituting appurtenances to the Premises, or which hereafter shall in any way belong, relate or be appurtenant thereto and (b) all hereditaments, gas, oil, minerals (with the right to extract, sever and remove such gas, oil and minerals), and easements, of every nature whatsoever, located in or on the Premises and all other rights and privileges thereunto belonging or appertaining and all extensions, additions, improvements, betterments, renewals, substitutions and replacements to, or of any rights and interests described in subparagraph (a) above and this subparagraph (b) (hereinafter the "Property
Rights").

            TOGETHER  WITH  all right, title and interest, if any, including any after-acquired  right,  title  and  interest, which Grantor may now or hereafter acquire  in  and to fixtures and appurtenances of every nature whatsoever now or hereafter  located  in,  on  or  attached to, and used or intended to be used in connection  with,  or  with  the  operation of, the Premises, including, but not limited  to, (a) all apparatus, machinery, and equipment of Grantor; and (b) all extensions,  additions,  improvements, betterments, renewals, substitutions, and replacements to or of any of the foregoing (the items described in the foregoing
(a)  and  (b)  being  the  "Fixtures");  as  well  as  all personal property and equipment  of  every  nature  whatsoever  now  or hereafter located in or on the
Premises, including, but not limited to, (c) all screens, window shades, blinds, wainscoting,  storm  doors and windows, floor coverings, and awnings of Grantor;
(d)  all  apparatus, machinery, equipment and appliances of Grantor not included as  Fixtures;  (e) all items of furniture, furnishings, and personal property of
Grantor; and (f) all extensions, additions, improvements, betterments, renewals, substitutions, and replacements to or of any of the foregoing (c)-(e) (the items described  in  the foregoing (c)-(f) and any other personal property referred to in  this  paragraph being the "Personal Property") and in and to the proceeds of
the  Personal  Property.    The foregoing grant shall not include any apparatus,
machinery, and equipment subject to capital leases which by their terms prohibit the  grant  of  the security interest contemplated by this Deed.  It is mutually agreed,  intended  and declared that the Premises and all of the Property Rights and  Fixtures  owned  by  Grantor  (referred to collectively herein as the "Real
Property")  shall,  so  far  as  permitted  by law, be deemed to form a part and parcel  of  the  Land  and  for  the  purpose of this Deed to be real estate and
covered  by  this  Deed.    It is also agreed that if any of the property herein
described  is  of  a nature so that a security interest therein can be perfected under  the  Uniform Commercial Code, this instrument shall constitute a security agreement,  and  Grantor  agrees  to  execute,  deliver  and  file or refile any financing  statement,  continuation  statement, or other instruments Grantee may reasonably  require from time to time to perfect or renew such security interest under  the  Uniform Commercial Code.  Subject to the terms and conditions of the
Loan  Agreement  the  remedies  for  any  violation  of the covenants, terms and conditions  of  the agreements herein contained shall be as prescribed herein or by general law, or, as to that part of the security in which a security interest may  be  perfected  under the Uniform Commercial Code, by the specific statutory consequences  now  or  hereafter enacted and specified in the Uniform Commercial
Code, all at the Grantee's sole election.

            TOGETHER WITH (i) all the estate, right, title and interest of the Grantor, in and to all judgments, insurance proceeds, awards of damages and settlements resulting from condemnation proceedings or the taking of the Real
Property, or any part thereof, under the power of eminent domain or for any damage (whether caused by such taking or otherwise) to the Real Property, the Personal Property or any part thereof, or to any rights appurtenant thereto, and all proceeds of any sales or other dispositions of the Real Property, the Personal Property or any part thereof; and (except as otherwise provided herein or in the Loan Agreement) the Grantee is hereby authorized to collect and receive said awards and proceeds and to give proper receipts and acquittances therefor, and to apply the same as provided in the Loan Agreement; and (ii) all contract rights, general intangibles, actions and rights in action, relating to the Real Property or the Personal Property, including, without limitation, all rights to insurance proceeds and unearned premiums arising from or relating to damage to the Real Property or the Personal Property; and (iii) all proceeds, products, replacements, additions, substitutions, renewals and accessions of and to the Real Property or the Personal Property. (The rights and interests described in this paragraph shall hereinafter be called the "Intangibles.")

            As  additional  security for the Obligations secured hereby, Grantor does  (i)  hereby  pledge  and  assign to Grantee from and after the date hereof
(including  any  period of redemption), primarily and on a parity with said real estate,  and  not  secondarily,  all  the  rents, issues and profits of the Real
Property  and  all  rents, issues, profits, revenues, royalties, bonuses, rights and  benefits  due,  payable  or  accruing  (including  all deposits of money as advance  rent,  for  security  or  as  earnest  money  or as downpayment for the purchase  of all or any part of the Real Property or the Personal Property) (the
"Rents")  under  any  and  all  present  and  future  leases, contracts or other agreements  relating  to  the  ownership  of  the  Real Property or the Personal
Property  or  to  the  occupancy of all or any portion of the Real Property and,
(ii)  except to the extent such a transfer or assignment is not permitted by the terms  thereof  (and  a  consent  to  the  transfer  or  assignment has not been obtained),  does  hereby  transfer  and  assign  to  Grantee all such leases and agreements  (including  all Grantor's rights under any contracts for the sale of any  portion  of  the Deed Property (as hereinafter defined) and to all revenues and  royalties  under  any  oil,  gas  and  mineral  leases relating to the Real
Property) (the "Leases").  Grantee hereby grants to Grantor the right to collect and  use the Rents as they become due and payable under the Leases, but not more than  one  (1) month in advance thereof, until an "Event of Default" (as defined in  the  Loan Agreement) has occurred, provided that the existence of such right shall  not  operate to subordinate this assignment to any subsequent assignment, in  whole  or  in  part, by Grantor, and any such subsequent assignment shall be subject to the rights of the Grantee under this Deed.  Grantor further agrees to execute  and  deliver  such  assignments  of  leases or assignments of land sale contracts as Grantee may from time to time request.  In the event of an Event of
Default  under  the  Loan  Agreement,  (i)  the  Grantor agrees, upon demand, to deliver  to  the  Grantee  all  of  the  Leases with such additional assignments thereof  as  the  Grantee may request and agrees that the Grantee may assume the management  of  the  Real Property and collect the Rents, applying the same upon the  Obligations  in  the  manner  provided  in the Loan Agreement, and (ii) the
Grantor  hereby  authorizes and directs all tenants, purchasers or other persons occupying  or  otherwise acquiring any interest in any part of the Real Property to  pay  the  Rents  due  under  the  Leases  to the Grantee upon request of the
Grantee.    Grantor  hereby appoints Grantee as its true and lawful attorney-in-
fact  to  manage  said  property and collect the Rents, with full power to bring suit for collection of the Rents and possession of the Real Property, giving and granting  unto  said  Grantee  and unto its agent or attorney full power coupled with  an  interest  and  authority to do and perform all and every act and thing whatsoever  requisite and necessary to be done in the protection of the security hereby  conveyed;  provided,  however,  that  (i)  this  power  of  attorney and assignment of Rents shall not be construed as an obligation upon said Grantee to make  or  cause to be made any repairs that may be needful or necessary and (ii)
Grantee  agrees  that  until  such  Event of Default as aforesaid, Grantee shall permit  Grantor to perform the aforementioned management responsibilities.  Upon
Grantee's  receipt of the Rents, at Grantee's option, it may: (i) pay reasonable charges  for  collection  hereunder,  costs of necessary repairs and other costs requisite  and  necessary  during  the continuance of this power of attorney and assignment  of  Rents,  (ii)  pay general and special taxes, insurance premiums, and,  thereafter,  (iii)  distribute  the  balance  of the Rents pursuant to the
provisions  of  the  Loan  Agreement.   This power of attorney and assignment of
Rents  shall  be  irrevocable  until  this  Deed  shall  have been satisfied and released  of  record and the releasing of this Deed shall act as a revocation of this  power  of attorney and assignment of Rents.  Grantee shall have and hereby expressly  reserves  the  right  and  privilege  (but  assumes no obligation) to demand,  collect,  sue  for, receive and recover the Rents, or any part thereof, now  existing  or  hereafter  made,  and  apply  the same in accordance with the provisions of the Loan Agreement.

            All of the property described above, and each item of property therein described, not limited to, but including, the Land, the Premises, the Property Rights, the Fixtures, the Real Property, the Personal Property, the
Intangibles,  the  Rents  and  the  Leases,  is  herein referred to as the "Deed
Property."

            Nothing herein contained shall be construed as constituting the Grantee a mortgagee-in-possession in the absence of the taking of actual possession of the Deed Property by the Grantee. Nothing contained in this Deed shall be construed as imposing on Grantee any of the obligations of the lessor under any lease of all or any portion of the Deed Property in the absence of an explicit assumption thereof by Grantee. In the exercise of the powers herein granted the Grantee, no liability shall be asserted or enforced against the Grantee, all such liability being expressly waived and released by Grantor.

            TO HAVE AND TO HOLD the Deed Property, properties, rights and privileges hereby conveyed or assigned, or intended so to be, unto Grantee, its beneficiaries, successors and assigns, forever for the uses and purposes herein set forth. Grantor hereby releases and waives all rights under and by virtue of the homestead exemption laws of the State and Grantor hereby covenants, represents and warrants that, at the time of the ensealing and delivery of these presents, Grantor is well seized of the Deed Property (except Personal Property which it leases) in fee simple and with full legal and equitable title to the Deed Property, and with good right, full power and lawful authority to sell, assign, convey and mortgage the same, and that title to the Deed Property is free and clear of encumbrances, except as described on Exhibit B attached hereto and made a part hereof, and that Grantor will forever defend the same against all lawful claims.

            This Deed is a deed passing title pursuant to the laws of the State of Georgia governing loan or security deeds and is not a mortgage.

            The following provisions shall also constitute an integral part of this Deed:

            1.    Payment  of  Taxes  on  the Deed.  Without limiting any of the provisions of
                             ------------------------------------------
the Loan Agreement, Grantor agrees that, if the United States or any department, agency  or  bureau  thereof  or  the  State  or  any  of its subdivisions having jurisdiction  shall  at any time require documentary stamps to be affixed to the
Deed  or  additional  intangible recording tax to be paid in order to secure the lien,  interest  and  priority of this Deed or shall levy, assess, or charge any tax,  assessment  or  imposition  upon  this  Deed or the credit or indebtedness secured  hereby  or the interest of Grantee in the Deed Property or upon Grantee by  reason of or as holder of any of the foregoing, or in the event that any law is  enacted  changing  in  any  way  the  laws  now in force with respect to the taxation  of  mortgages,  deeds to secure debt, deeds of trust or other liens or debts  secured  thereby for any purpose, or deducting from the value of the Deed
Property for the purpose of taxation any lien or security interest thereon, then
Grantor shall pay for such documentary stamps and/or intangible recording tax in the  required  amount  and  deliver them to Grantee or pay (or reimburse Grantee for)  such  taxes,  assessments  or impositions and, unless all such documentary stamps, intangible recording tax, taxes, assessments and impositions are paid or reimbursed  by  Grantor when and as they become due and payable, all sums hereby secured  shall  become  immediately  due  and payable, at the option of Grantee, notwithstanding  anything contained herein or in any law heretofore or hereafter enacted  provided that if any such payment or reimbursement shall be unlawful or would  constitute  usury  or render the Obligations wholly or partially usurious under  applicable  law, then Grantee may, at its option, declare the Obligations immediately  due  and payable or require Grantor to pay or reimburse Grantee for payment  of  the  lawful  and  nonusurious  portion  thereof.  Grantor agrees to exhibit  to Grantee, at any time upon request, official receipts showing payment of all taxes, assessments and charges which Grantor is required or elects to pay under  this paragraph.  Grantor agrees to indemnify Grantee against liability on account of such documentary stamps, intangible recording tax, taxes, assessments or  impositions,  whether  such  liability arises before or after payment of the
Obligations and regardless of whether this Deed shall have been released.

            2.    Leases Affecting the Real Property.  Grantor agrees faithfully to perform
                              ------------------------------------------------
all  of  its obligations under all present and future leases or other agreements relative  to  the occupancy of the Real Property at any time assigned to Grantee herein or by separate instrument as additional security, and to refrain from any action  or  inaction  which  would  result  in termination of any such leases or agreements or in the diminution of the value thereof or of the rents or revenues due  thereunder. All future lessees under any lease of the Real Property, or any part  thereof, made after the date of recording of this Deed shall, at Grantee's option and without any further documentation, attorn to Grantee as lessor if for any  reason  Grantee  becomes  lessor  thereunder, and, upon demand, pay rent to
Grantee,  and  Grantee  shall  not  be  responsible under such lease for matters arising prior to Grantee becoming lessor thereunder.

            3.    Use  of  the  Real Property.  Grantor agrees that it shall not permit the public
                              ---------------------------------
to  use  the  Real  Property  or  any other property covered by this Deed in any manner  that  might  tend, in Grantee's reasonable judgment, to impair Grantor's title  to such property or any portion thereof, or to make possible any claim or claims of easement by prescription or of implied dedication to public use.

            4.    Indemnification.    Grantor shall not use or permit the use of
any part of the
                              ----------------------
Real Property or any other property covered by this Deed for an illegal purpose,
including,   without  limitation,  the  violation  of  any  environmental  laws, statutes, codes, regulations or practices.  Without limiting any indemnification
Grantor  has granted in the Loan Agreement, Grantor agrees to indemnify and hold harmless  Grantee  and  the  Lenders from and against any and all losses, suits, obligations,  fines,  damages,  judgments, penalties, claims, charges, costs and expenses  (including  reasonable in-house and outside attorneys' and paralegals'
fees,  court  costs and disbursements actually incurred) (collectively "Claims")
which  may  be  imposed  on,  incurred  or  paid by or asserted against the Real
Property by reason or on account of, or in connection with (i) the construction, reconstruction  or  alteration  of  the  Real  Property,  (ii) any negligence or misconduct  of  Grantor,  any  lessee  of  the  Real  Property,  or any of their respective  agents,  contractors, subcontractors, servants, employees, licensees or  invitees,  (iii)  any  accident,  injury,  death  or damage to any person or property  occurring  in,  on  or  about  the Real Property or any street, drive, sidewalk,  curb  or  passageway  adjacent thereto, or (iv) any other transaction arising out of or in any way connected with the Deed Property.

            5.    Insurance.    Grantor  shall, at its sole expense, obtain for,
deliver to, assign
                              --------------
and maintain for the benefit of Grantee, until the Obligations are paid in full, insurance  policies  as  specified  in  the  Loan  Agreement.  In the event of a casualty loss, the insurance proceeds from such insurance policies shall be paid and applied as specified in the Loan Agreement.

            6.    Condemnation  Awards.    Grantor hereby assigns to Grantee, as
additional
                              --------------------------------
security,  all  awards  of damage resulting from condemnation proceedings or the taking of or injury to the Real Property for public use, and Grantor agrees that the  proceeds  of  all such awards shall be paid and applied as specified in the
Loan Agreement.

            7.    Performance  of Grantor's Obligations.  Grantor agrees that if an Event of
                              --------------------------------------------------
--
Default  (as  defined  in  the  Loan  Agreement) has occurred and is continuing,
Grantee  may,  but  need  not,  make any payment or perform any act hereinbefore required  of  Grantor,  in  any  form  and  manner  deemed expedient.  By way of illustration  and not in limitation of the foregoing, Grantee may, but need not,
(i)  make  full  or  partial  payments of insurance premiums which are unpaid by
Grantor,  coordinate  liens  or  encumbrances, if any, (ii) purchase, discharge, compromise  or  settle  any  tax  lien  or  any  other  lien, encumbrance, suit, proceeding,  title  or  claim  thereof,  or  (iii) redeem all or any part of the
Premises  from  any  tax  or assessment.  All money paid for any of the purposes herein  authorized  and all other moneys advanced by Grantee to protect the Deed
Property  and the lien hereof shall be additional Obligations secured hereby and shall  become immediately due and payable without notice and shall bear interest thereon at the post-default rate of interest under the Loan Agreement applicable to Reference Rate Loans, as defined in the Loan Agreement ("Default Rate") until paid  to  Grantee  in full.  In making any payment hereby authorized relating to taxes,  assessments  or prior or coordinate liens or encumbrances, Grantee shall be  the  sole  judge  of  the legality, validity and priority thereof and of the amount necessary to be paid in satisfaction thereof.

            8.    Remedies  of  Grantee.   Subject to the provisions of the Loan
Agreement,
                              -----------------------------
upon the occurrence and during the continuation of an Event of Default under the terms of the Loan Agreement, in addition to any rights and remedies provided for in  the  Loan  Agreement,  and  to  the  extent permitted by applicable law, the following provisions shall apply:

            (a)   Grantee's  Power  of  Enforcement.    It  shall  be lawful for
Grantee to sell and
                              ----------------------------------------------
dispose  of  the  Deed of Property (i) at public auction, at the usual place for conducting  sales at the courthouse in the county where the Deed Property or any part  thereof  may be located, to the highest bidder for cash, first advertising the  time,  terms  and  place of such sale by publishing a notice thereof once a week  for four consecutive weeks immediately preceding the date of sale (without regard  to  the  actual  number  of  days)  in  a  newspaper  in which sheriff's advertisements  are  published  in  said  county,  all other notice being hereby waived  by the Grantor, or (ii) as otherwise may be permitted by applicable law;
and  the Grantee may thereupon execute and deliver to the purchaser at said sale a sufficient conveyance of the Deed Property in fee simple, which conveyance may contain  recitals as to the happening of the default upon which the execution of the  power  of  sale,  herein  granted,  depends,  and  said  recitals  shall be presumptive  evidence  that  all  preliminary acts prerequisite to said sale and deed  were  in all things duly complied with; and the Grantor hereby constitutes and  appoints the Grantee or its assigns agent and attorney-in-fact to make such recitals,  sale and conveyance, and all of the acts of such attorney-in-fact are hereby  ratified, and the Grantor agrees that such recitals shall be binding and conclusive  upon  the Grantor and that the conveyance to be made by the Grantee, or  its  assigns  (and in the event of a deed in lieu of foreclosure, then as to such conveyance) shall be effectual to bar all right, title and interest, equity of redemption, including all statutory redemption, homestead, dower, curtesy and all  other  exemptions  of the Grantor, or its successors in interest, in and to said  Deed  Property;  and  the Grantor agrees that in case of a sale, as herein provided,  the  Grantor or any person in possession under the Grantor shall then become  and  be  tenants holding over, and shall forthwith deliver possession to the  purchaser at such sale, or be summarily dispossessed in accordance with the provisions  of  law  applicable  to  tenants  holding over; the power and agency hereby  granted  are  coupled  with  an interest and are irrevocable by death or otherwise,  and  are in addition to any and all other remedies which the Grantee may have at law or in equity.

            Any portion of the Deed Property sold pursuant to this Deed may, to the extent permitted by applicable law, be sold in one parcel as an entirety, or in such parcels and in such manner or order as Grantee in its sole discretion, may elect, to the maximum extent permitted by the laws of the State of Georgia.
One or more exercises of the powers herein granted shall not extinguish or exhaust the power unless the entire indebtedness secured by this Deed is paid in full or the entire Deed Property is sold. At any such sale, the Grantee, its agents, representatives, successors, or assigns may bid for and acquire, as purchaser, the Deed Property or any part thereof. It shall also be lawful for Grantee to immediately foreclose this Deed by judicial action. The court in which any proceeding is pending for the purpose of foreclosure of this Deed may, at once or at any time thereafter, either before or after sale, without notice and without requiring bond, and without regard to the solvency or insolvency of any person liable for payment of the Obligations secured hereby, and without regard to the then value of the Deed Property or the occupancy thereof as a homestead, appoint a receiver (the provisions for the appointment of a receiver and assignment of rents being an express condition upon which the Loan hereby secured is made) for the benefit of Grantee, with power to collect the Rents, due and to become due, during such foreclosure suit and the full statutory period of redemption, notwithstanding any redemption. The receiver, out of the Rents, when collected, may pay costs incurred in the management and operation of the Real Property, prior and subordinate liens, if any, and taxes, assessments, water and other utilities and insurance, then due or thereafter accruing, and may make and pay for any necessary repairs to the Real Property or the Personal
Property, and may pay all or any part of the Obligations or other sums secured hereby or any deficiency decree entered in such foreclosure proceedings. Upon or at any time after the filing of a suit to foreclose this Deed, the court in which such suit is filed shall have full power to enter an order placing Grantee in possession of the Real Property with the same power granted to a receiver pursuant to this subparagraph and with all other rights and privileges of a mortgagee-in-possession under applicable law.

            (b)   Grantee's  Right  to  Enter  and  Take Possession, Operate and
Apply Income.
                              --------------------------------------------------
-------------------------------------------------
  Grantee  shall,  at  its  option, have the right, acting through its agents or attorneys,  either  with  or  without  process of law, forcibly or otherwise, to enter  upon  and  take  possession  of  the  Real Property, expel and remove any persons, good, or chattels occupying or upon the same, to collect or receive all the Rents, and to manage and control the same, and to lease the same or any part thereof,  from time to time, and, after deducting all reasonable attorneys' fees and  expenses,  and  all  reasonable  expenses incurred in the protection, care, maintenance, management and operation of the Real Property, distribute and apply the  remaining  net income in accordance with the terms of the Loan Agreement or upon any deficiency decree entered in any foreclosure proceedings.

            (c)   Subject  to  the  terms  of  the Loan Agreement, Grantee shall
apply   the  proceeds  of  any  foreclosure  sale:  first,  to  the  expense  of advertising,  selling,  and  conveying,  including  a reasonable attorney's fee;
second,  to  the  payment of any amounts that may have been expended or that may then  be necessary to expend in paying insurance, taxes, and other encumbrances, with  interest thereon; third, to the payment in full of the indebtedness hereby secured  and  interest  thereon,  whether the same shall or shall not have fully matured  at the date of said sale, but no interest shall be collected beyond the date  of sale; and fourth, the balance, if any, to be paid over to Grantor or to whomsoever  then appears of record to be the owner of Grantor's interest in said property.

            (d) Grantee may bid and become the purchaser of the Deed Property at any foreclosure sale hereunder. Grantor hereby waives any requirement that the Deed Property be sold in separate tracts and agrees that Grantee may, at Grantee's option, sell said property en masse regardless of the number of parcels hereby conveyed.

            9.    Application of the Rents or Proceeds from Foreclosure or Sale.
In any
                              --------------------------------------------------
-------------------------------------
foreclosure  of  this  Deed by judicial action, or any sale of the Deed Property under  the  power  of  sale  herein granted, in addition to any of the terms and provisions  of  the  Loan Agreement, there shall be allowed (and included in the decree for sale in the event of a foreclosure by judicial action) to be paid out of the Rents or the proceeds of such foreclosure proceeding and/or sale:

            (a)   Obligations.    All  of the Obligations and other sums secured
hereby which
                              ----------------
then remain unpaid; and

            (b)   Other  Advances.   All other items advanced or paid by Grantee
pursuant
                              ----------------------
to  this  Deed,  with  interest  thereon  at  the  Default Rate from the date of advancement; and

            (c)   Costs,  Fees  and Other Expenses.  Subject to the terms of the
Loan
                              ----------------------------------------------
Agreement,  all  court  costs,  reasonable  in-house  and outside attorneys' and paralegals'  fees and expenses actually incurred, costs of environmental surveys and  guard  or  other  security  services,  appraiser's fees, advertising costs,
notice   expenses,   expenditures   for   documentary   and   expert   evidence,
stenographer's  charges, publication costs, and costs (which may be estimated as to items to be expended after entry of the decree) of procuring all abstracts of title,  title  searches  and  examinations,  title  guarantees,  title insurance policies, surveys, and similar data with respect to title which Grantee may deem necessary.  All such expenses shall become additional Obligations secured hereby and immediately due and payable, with interest thereon at the Default Rate, when paid  or  incurred by Grantee in connection with any proceedings, including, but not  limited to, probate and bankruptcy proceedings, to which Grantee shall be a party, either as plaintiff, claimant or defendant, by reason of this Deed or any indebtedness  hereby  secured  or  in  connection  with the preparations for the commencement of any suit for the foreclosure, whether or not actually commenced, or  sale  under  the  power  of  sale  herein  granted.  It is intended that the proceeds  of  any  sale  (whether  through a foreclosure proceeding or Grantee's exercise  of  the  power of sale) shall be distributed and applied in accordance with the terms of the Loan Agreement.

            10.   Cumulative  Remedies;  Delay  or  Omission Not a Waiver.  Each
remedy or
                              --------------------------------------------------
--------------------------
right  of  Grantee shall not be exclusive of, but shall be in addition to, every other  remedy  or right now or hereafter existing at law or in equity.  No delay in  the  exercise  or  omission  to exercise any remedy or right accruing on the occurrence  or  existence  of  any  Event  of  Default  (as  defined in the Loan
Agreement)  shall impair any such remedy or right or be construed to be a waiver of  any  such  Event of Default or acquiescence therein, nor shall it affect any subsequent  Event of Default of the same or different nature.  Every such remedy or right may be exercised concurrently or independently and when and as often as may be deemed expedient by Grantee.

            11.   Grantee's Remedies against Multiple Parcels.  If more than one property,
                              --------------------------------------------------
------------
lot  or  parcel is covered by this Deed, and if this Deed is foreclosed upon, or judgment is entered upon any Obligations secured hereby, or if Grantee exercises its  power of sale, execution may be made upon or Grantee may exercise its power of  sale against any one or more of the properties, lots or parcels and not upon the  others,  or  upon  all  of  such  properties or parcels, either together or separately,  and  at different times or at the same time, and execution sales or sales  under  the  power  of  sale  herein  granted  may  likewise  be conducted separately or concurrently, in each case at Grantee's election.

            12.   No  Merger.  In the event of a foreclosure of this Deed or any other
                              ---------------
mortgage,  deed  to  secure  debt or deed of trust securing the Obligations, the
Obligations  then  due  the  Grantee  shall  not  be  merged  into any decree of foreclosure  entered  by the court, and Grantee may concurrently or subsequently seek  to foreclose one or more mortgages, deeds to secure debt or deeds of trust which  also  secure said Obligations, to the full extent permitted by applicable law.

            13.   Notices.    Except  as otherwise provided herein, any notices,
demands,
                              -----------
consents,  requests,  approvals,  undertakings  or other instruments required or permitted  to  be  given  in  connection  with this Deed (and all copies of such notices or other instruments as set forth below) shall be in writing, and may be personally  served,  telecopied,  telexed  or  sent by courier service or United
States  mail and shall be deemed to have been given (a) when delivered in person or  by  courier  service,  (b)  upon  receipt  of  a  telecopy or telex properly transmitted  or, (c) if mailed, five (5) days after deposit in the United States mail,  first  class, registered or certified, with postage prepaid, addressed to the party so notified and sent to the address or number so indicated as follows:

            if to Grantor:

                  Forstmann & Company, Inc.
                  1155 Avenue of the Americas
                  New York, New York
                  Attn:  Chief Financial Officer
                  Telecopier No.:  (212) 642-6992

            with a copy to:

                  Debevoise & Plimpton
                  875 Third Avenue
                  New York, New York  10022
                  Attn: Richard Hahn, Esq.
                  Telecopier No.:  (212) 909-6836

            if to Grantee:

                  BankAmerica Business Credit, Inc.
                  40 East 52nd Street
                  2nd Floor
                  New York, New York  10022
                  Attn:  Division Manager
                  Telecopier No.:  (212) 836-5167

            with a copy to:

                  BankAmerica National Trust
                    and Savings Association
                  10124 Old Grove Road
                  San Diego, California  92131
                  Attn:  Legal Department
                  Telecopier No.:  (619) 549-7518

            and with a copy to:

                  Rogers & Wells
                  200 Park Avenue
                  New York, New York  10166
                  Attn:  Alan M. Christenfeld, Esq.
                  Telecopier No.:  (212) 878-8375

Grantor or Grantee shall, from time to time, have the right to specify as the proper addressee and/or address for the purposes of this Deed any other party or address in the United States upon giving five (5) days' written notice in the manner herein prescribed.

            14.   Extension of Payments.  Grantor agrees that, without affecting the liability
                              -------------------------------
of  any  person  for  payment of the Obligations secured hereby or affecting the lien of this Deed upon the Deed Property or any part thereof (other than persons or  property  explicitly  released as a result of the exercise by Grantee of its rights  and  privileges  hereunder),  Grantee  may, at any time and from time to time, on request of the Grantor, without notice to any person liable for payment of  any  Obligations  secured hereby, but otherwise subject to the provisions of the  Loan  Agreement,  extend  the time, or agree to alter or amend the terms of payment  of  such  Obligations.  Grantor  further  agrees  that  any part of the security  herein described may be released with or without consideration without affecting the remainder of the Obligations or the remainder of the security.

            15.   Governing  Law.    Grantor  agrees  that  this  Deed  is to be
construed,
                              ----------------------
governed  and  enforced  in  accordance  with  the  laws of the State.  Wherever possible,  each provision of this Deed shall be interpreted in such manner as to be  effective  and valid under applicable law, but if any provision of this Deed shall  be prohibited by or invalid under applicable law, such provision shall be ineffective  only  to  the  extent  of  such  prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this
Deed.

            16.   R e conveyance  of  Deed.    Upon  full  payment  of  all  the
Obligations, at the
                              --------------------------------
time  and  in the manner provided in the Loan Agreement, or upon satisfaction of the  conditions set forth in the Loan Agreement for release of the Deed Property from  this  Deed, upon demand therefor following such payment or satisfaction, a satisfaction  or  reconveyance  of  the  Deed  Property  and any other documents required to release this Deed shall promptly be provided by Grantee to Grantor.

            17.   Successors  and  Assigns Included in Parties.  This Deed shall be binding
                              --------------------------------------------------
-----------
upon the Grantor and upon the successors, assigns and vendees of the Grantor and shall  inure  to  the  benefit  of  the Grantee's successors and assigns and any principals  it  represents as agent; all references herein to the Grantor and to the  Grantee  shall be deemed to include their successors and assigns and, as to
Grantee,  any  principals  it  represents  as  agent.   Grantor's successors and
assigns  shall  include,  without  limitation,  a receiver, trustee or debtor in possession  of  or  for  the  Grantor.  Wherever used, the singular number shall include  the  plural,  the plural shall include the singular, and the use of any gender shall be applicable to all genders.

            18.   Estoppel  Certificates.    Grantor, within ten (10) days after
request in
                              -----------------------------
person  or  within  fifteen (15) days after request by mail, will furnish a duly acknowledged  written  statement setting forth the amount of the debt secured by this  Deed, the date to which interest, if any, has been paid and stating either that no offsets or defenses exist against the mortgage debt, or, if such offsets or defenses are alleged to exist, the nature thereof.

            19.   W a iver  of  Appraisement,  Valuation,  Stay,  Extension  and
Redemption
                              --------------------------------------------------
-----------------------------------------------
Laws.    Grantor agrees, to the full extent permitted by law, that in case of an
Event of Default
--------
(as  defined in the Loan Agreement), neither Grantor nor anyone claiming through or  under  it  shall  or  will  set  up,  claim or seek to take advantage of any appraisement,  valuation,  stay, or extension laws now or hereafter in force, in order  to  prevent  or hinder the enforcement or foreclosure of this Deed or the absolute  sale  of  the  Deed  Property  or  the final and absolute putting into possession  thereof,  immediately after such sale, of the purchaser thereat, and
Grantor,  for  itself  and  all  who  may at any time claim through or under it, hereby waives, to the full extent that it may lawfully so do, the benefit of all such laws, and any and all right to have the assets comprising the Deed Property marshalled  upon  any  foreclosure  of  this Deed and agrees that Grantee or any court  having  jurisdiction to foreclose this Deed may sell the Deed Property in part  or  as an entirety. Grantor represents that it has been authorized to, and
Grantor  does  hereby  waive  to  the  full  extent permitted by law any and all statutory  or  other  rights of redemption from sale under power of sale or from sale  under  any  order or decree of foreclosure of this Deed, on its own behalf and on behalf of each and every person acquiring any interest in or title to the
Deed Property subsequent to the date hereof.


            20.   Interpretation with Other Documents.  Notwithstanding anything in this
                              --------------------------------------------------
--
Deed  to  the contrary, in the event of a conflict or inconsistency between this
Deed  and  the  provisions  of  the  Loan  Agreement, the provisions of the Loan
Agreement shall govern.

            21.   Invalid Provisions to Affect No Others.  In the event that any of the
                              --------------------------------------------------
----
covenants,  agreements,  terms  or  provisions  contained  in this Deed shall be invalid,  illegal or unenforceable in any respect, the validity of the remaining covenants,  agreements,  terms  or  provisions  contained  herein or in the Loan
Agreement shall not be in any way affected, prejudiced or disturbed thereby.  In the  event  that  the  application of any of the covenants, agreements, terms or provisions  of  this Deed is held to be invalid, illegal or unenforceable, those covenants,  agreements,  terms  and provisions shall not be in any way affected, prejudiced or disturbed when otherwise applied.

            22.   Changes.    Neither  this  Deed  nor  any  term  hereof may be
changed, waived,
                               -----------
discharged  or  terminated  orally, or by any action or inaction, but only by an instrument  in  writing  signed  by  the  party against which enforcement of the change,  waiver, discharge or termination is sought.  To the extent permitted by law,  any  agreement hereafter made by Grantor and Grantee relating to this Deed shall  be  superior  to  the  rights  of  the  holder of any intervening lien or encumbrance.

            23.   Marshalling  of Assets.  Notice is hereby given that no holder of any deed
                              ------------------------------
of  trust, deed to secure debt mortgage, lien or other encumbrance affecting all or  a  part  of  the Deed Property which is inferior to this Deed shall have any right to require the Grantee to marshal assets.

            24.   Grantee's  Rights Regarding the Deed Property.  At any time or from time
                              --------------------------------------------------
-------------
to time, without liability therefor and without notice and without affecting the liability  of any person for the payment of the Obligations, the Grantee may (a)
consent  to  the making of any map or plat of the Land, (b) join in granting any easement  or  creating any restriction thereon, (c) join in any subordination or other  agreement,  affecting  this  Deed  or  the lien or charge thereof, or (d)
reconvey  or  release  from  this Deed, without warranty, all or any part of the
Deed Property.

            25.   Time  of  Essence.  Time is of the essence with respect to the provisions
                               ----------------------
of this Deed.


                    [This space is intentionally left blank.]

            IN WITNESS WHEREOF, this instrument is executed and sealed as of the day and year first above written by the person or persons identified below on behalf of Grantor (and said person or persons hereby represent that they possess full power and authority to execute this instrument).

            THE  Grantor  HEREBY  DECLARES AND ACKNOWLEDGES THAT THE Grantor HAS
RECEIVED, WITHOUT CHARGE, A TRUE COPY OF THIS Deed.

Signed, sealed and delivered in the                   Grantor:
presence of:

                                                FORSTMANN & COMPANY, INC.
                                                a Georgia corporation
/s/ Mark Marmen
---------------
Unofficial Witness                              By: /s/ Rodney Peckham
                                                    ------------------
                                                Name: Rodney Peckham
                                                Title: Chief Financial Officer
/s/ Lena Mandel
----------------
Notary Public                                         Attest:

Commission Expiration Date: May 1, 1999         /s/ Linda A. Filippone
[AFFIX NOTARIAL SEAL]                           -----------------------
                                                By:Linda A. Filippone
                                                Its:Assistant Secretary


                                                AFFIX CORPORATE SEAL


                                    EXHIBIT A
                                  -------------



                        Legal Description of the Premises
                  ----------------------------------------------




                                    EXHIBIT B
                                                          ---------------



                           Permitted Title Exceptions
                                               ---------------------------------
---

            Those title exceptions listed on the marked-up title commitment issued by Chicago Title Insurance Company for the property described on Exhibit
A hereof and dated as of the date hereof.


                                   SCHEDULE A
                                                        -------------------



                                   Term Notes
                                                         -----------------

Term  Note dated the date hereof by Forstmann & Company, Inc. to AT&T Commercial
Finance  Corporation in the original principal amount of Two Million Six Hundred
Ninety Eight Thousand Five Hundred Dollars ($2,698,500.00) having a maturity date of July 22, 2000


Term  Note  dated  the  date  hereof  by  Forstmann & Company, Inc. to PNC Bank,
National Association in the original principal amount of Two Million Six Hundred
Ninety Eight Thousand Five Hundred Dollars ($2,698,500.00) having a maturity date of July 22, 2000


Term  Note  dated  the  date hereof by Forstmann & Company, Inc. to IBJ Schroder
Business  Credit Corporation in the original principal amount of Two Million Six
Hundred Ninety Eight Thousand Five Hundred Dollars ($2,698,500.00) having a maturity date of July 22, 2000


Term  Note  dated  the  date  hereof  by  Forstmann  & Company, Inc. to La Salle
Business Credit, Inc. in the original principal amount of Four Million Fifty Two
Thousand Dollars ($4,052,000.00) having a maturity date of July 22, 2000


Term  Note  dated  the  date  hereof  by  Forstmann  &  Company, Inc. to The CIT
Group/Commercial  Services, Inc. in the original principal amount of Six Million
Seven Hundred Fifty Thousand Five Hundred Dollars ($6,750,500.00) having a maturity date of July 22, 2000


Term  Note  dated  the  date  hereof by Forstmann & Company, Inc. to Bankamerica
Business  Credit,  Inc.  in the original principal amount of Twelve Million Five
Hundred  Fifty  Two  Thousand Dollars ($12,552,000.00) having a maturity date of
July 22, 2000



                                          Exhibit 10.2

                            Forstmann & Company, Inc.
                            -------------------------
                       Incentive Plan for Senior MANAGERS
                       ----------------------------------

                                    ARTICLE I

                                  Introduction
                                  ------------

            The  purpose  of  the  Forstmann  & Company, Inc. Incentive Plan for
Senior Managers (the "Plan") is to provide incentives to senior officers of the Company to enhance the value of the Company and to permit the Company to attract and retain the services of an outstanding management team upon whose judgment, interest and special effort the successful conduct of the operations of the Company is largely dependent. Awards will generally be based upon the financial and operating performance of the Company and the individual performance of each Participant.


                                   ARTICLE II

                                   Definitions
                                   -----------

            "Actual Operating Percentage" means, for any Participant during any Plan Year, the sum of the EBITDAR Percentage, the Discretionary Percentage and the Inventory Percentage actually achieved by such Participant for such Plan
Year, as determined by the Board, in its sole discretion.

            "Annual Notice" means the annual notice provided to each Employee who is selected as a Participant for any Plan Year as soon as practicable after the beginning of such Plan Year and which sets forth the Operating Targets and the minimum EBITDAR that must be achieved in order to receive an Award hereunder for such Plan Year.

            "Applicable Rate" means the Base Rate, as defined in the Loan and Security Agreement among the Company, BankAmerica Business Credit, Inc. and the financial institutions named therein, or any comparable rate provided for in a successor to such Loan and Security Agreement, as in effect during the period for which interest is credited pursuant to Section 6.2.

            "Award" means the dollar amount of any incentive bonus determined by the Board, in its sole discretion, to be payable to a Participant in any Plan
Year pursuant to the Plan.

            "Board" means the Board of Directors of the Company.

            "Company" means Forstmann & Company, Inc. and its successors.

            "Compensation" means, for any Participant during any Plan Year, the Participant's base salary for such Plan Year.

            "Compensation Percentage" means 40%.

            "Deferred Awards" means the portion of each Award deferred pursuant to Article VI hereof.

            "Disability" means the inability of a Participant to perform the duties of his position by reason of a bodily injury, disease or illness for an aggregate of 180 days in any twelve-month period.

            "Discretionary Goals" means, for any Participant during any Plan
Year, the individual performance goals established by the Participant and the Chief Executive Officer for such Participant during such Plan Year, subject to approval by the Board. In each Plan Year, a Participant's Discretionary Goals will be set forth in his Annual Notice.

            "Discretionary Percentage" means, for any Participant during any Plan Year, up to 30% depending on the portion of the Discretionary Goals for such Participant which are satisfied during such Plan Year, as determined by the Board in its sole discretion.

            "EBITDAR" means, for any Plan Year, the
the sum of:

            (i) the net income (or net loss) of the Company (determined in accordance with generally accepted accounting principles) for such Plan
      Year, without giving effect to any extraordinary gains or losses and without deduction for expenses properly classified as reorganization items in accordance with generally accepted accounting principles; plus (or minus)

            (ii) to the extent that any of the items referred to in any of clauses (A) through (E) were deducted or added in calculating such net income:

                  (A) interest expense of the Company for such Plan Year;

                  (B) federal, state or local income tax expense of the Company with respect to operations for such Plan Year;

                  (C) the amount of all depreciation and amortization and other noncash charges for such Plan Year;

                  (D)   LIFO adjustments for such Plan Year; and

                  (E) non-cash gains or losses from the sale or disposal of property (other than inventory); plus (or minus)

            (iii)  the amount of cash received or expended
in such Plan Year in respect of any amount which, under clause (C) above, was taken into account in determining EBITDAR for such Plan Year or any prior Plan
Year; minus

            (iv) the aggregate amount of any Awards payable under the Plan in respect of such Plan Year.

            "EBITDAR Goals" means, for any Participant during any Plan Year, the EBITDAR goals established by the Chief Executive Officer for such Participant during such Plan Year, subject to approval by the Board. In each Plan Year, a Participant's EBITDAR Goals will be set forth in his Annual Notice.

            "EBITDAR Percentage" means, for any Plan Year, depending on the EBITDAR for such Plan Year, a percentage ranging from a minimum of 20%, to a target of 60%, to a maximum of 90%.

            "Effective Date" means November 4, 1996.

            "Employee" means a senior manager of the Company.

            "Inventory Goals" means, for any Participant during any Plan Year, the inventory goals specifically established for the end of each fiscal month and for the end of the fiscal year. Specific numbers will be established for each major component category of inventory for each Plan Year. The Inventory
Goals for Participants in the Sales, Product Development and Finance Departments will be dependent on greige and finished fabric inventory and will be established by the Vice Presidents of Marketing and Sales. The Inventory Goals for Participants in the Planning, Manufacturing and Operations Departments will be based on raw stock and work in process. The raw stock inventory will be established by the Vice President of Operations and the work in process inventory will be established by the Vice President of Planning. In each Plan
Year, a Participant's Inventory Goals will be set forth in his Annual Notice and shall be subject to approval by the Board.

            "Inventory Percentage" means, for any Participant during any Plan
Year, up to 10% depending on the portion of the Inventory Goals which are satisfied for such Participant during such Plan Year, as determined by the Board in its sole discretion.

            "Operating Targets" means, for any Participant during any Plan Year, the EBITDAR Goals, the Inventory Goals and the Discretionary Goals for such Participant during such Plan Year.

            "Participant" means, in any Plan Year, an Employee who participates in the Plan during such Plan Year pursuant to Article IV.

            "Payment Date" means, for any Plan Year, a date after the close of such Plan Year selected by the Board for the payment of Awards, provided that such Payment Date shall not be later than 45 days following the receipt by the Company of its audited financial statements for such Plan Year.

            "Plan" means the Forstmann & Company, Inc. Incentive Plan for Senior
Managers.

            "Plan Year" means the fiscal year of the Company. For 1996, the Plan Year commences November 4, 1996 and ends November 2, 1997.


                                   ARTICLE III

                                 Administration
                                 --------------

            3.1.  Powers and Duties of the Board.  The Board
                ------------------------------
shall interpret and construe any and all provisions of the Plan and shall have discretionary authority to determine the basis upon which any Award is to be made and whether or not the criteria have been satisfied.  The Board shall administer the Plan and establish rules for such administration.  The powers delegated to the Board under the terms of the Plan may be exercised by the Board or any committee thereof to which the Board delegates authority to act under the
Plan.  Any determination made by the Board (or any committee thereof) which is taken under the Plan in good faith and which is neither arbitrary nor capricious shall be final and conclusive.

            3.2.  Indemnification.  Each member of the Board
                ---------------
(or any committee thereof) and the employees of the Company and its affiliates who assist in the administration and operation of the Plan shall be entitled to indemnification and reimbursement by the Company to the maximum extent permitted by law and the Company's Articles of Incorporation and By-Laws in respect of any claim, loss, damage or expense (including counsel's fees) arising from their acts, omissions and conduct in their official capacity with respect to the Plan except such liability as may arise from their gross negligence or willful misconduct.  To the extent any member of the Board (or any committee thereof) or any employee of the Company or its affiliates is found liable or otherwise consents to such liability with respect to any claim arising under the Plan, the amount of any indemnification or reimbursement paid hereunder shall not be taken into account in calculating EBITDAR for purposes of this Plan.

            3.3.  Expenses of Administration.  The Company
                --------------------------
shall pay all expenses of administering the Plan, including, without limitation, all expenses incurred by the Board (or any committee thereof) and all accounting and legal fees and expenses related to the administration of the Plan.


                                   ARTICLE IV

                          Eligibility and Participation
               ------------------------------

            An Employee shall become a Participant in the Plan for any Plan Year upon the recommendation of the Chief Executive Officer, subject to approval by the Board. Each Participant shall receive an Annual Notice as soon as prac-ticable after the beginning of each Plan Year. If an Employee is hired prior to August 1 of a Plan Year and thereafter becomes a Participant, or a Participant is placed on a paid or unpaid leave of absence, the Board shall determine whether, and on what terms and conditions, such Employee shall become a Participant and shall be entitled to an Award for such Plan Year. Employees hired after August 1 will not be eligible to participate in the Plan in the year of hire. Selection for participation in the Plan in any Plan Year shall not entitle any Employee to continue as a Participant in any subsequent Plan Year or to receive an Award with respect to any Plan Year.


                                    ARTICLE V

                                     Awards
                           ------

            5.1.  Amount of Award.  (a) Each Participant's
               -----------------
Award for a Plan Year shall be equal to the product of (i) his Compensation for such Plan Year, times (ii) the Compensation Percentage, times (iii) his Actual
Operating Percentage for such Plan Year, provided however, that no Awards shall be payable for such Plan Year if EBITDAR for such Plan Year is less than the minimum EBITDAR that the Board has selected for such Plan Year, unless the
Board, in its sole discretion, determines that extraordinary circumstances exist and Awards should be payable.  Notwithstanding any other Plan provision, the
Board's calculation of any Awards to be made in any Plan Year shall be final and binding on the Participant.

            Example A.  Participant's 1997 Compensation is $50,000. The
      Actual Operating Percentage is 80% (EBITDAR Percentage of 40%, plus
      Inventory Percentage of 10%, plus Discretionary Percentage of 30%).
      Participant's 1997 Award is $50,000 x 40% x 80% = $16,000.

            Example B.  PARTICIPANT'S 1997 Compensation is $50,000.  The
      Actual Operating Percentage is 130% (EBITDAR Percentage of 90%, plus
      Inventory Percentage of 10%, plus Discretionary Percentage of 30%).
      Participant's 1997 Award is $50,000 x 130% x 40% = $26,000.

            Example B assumes the full achievement of all goals and represents the maximum award payable to this Participant.

            (b) The target Award for each Participant is 40% of the Participant's Compensation. The target Award will be achieved if the Actual
Operating Percentage is 100%. If the Actual Operating Percentage exceeds 100%, the amount of Participant's Award for any Plan Year shall be increased proportionately, subject to a maximum Award of 52% of his Compensation. See
Example B. If the Actual Operating Percentage is less than 100%, the amount of a Participant's Award shall be decreased proportionately.

            5.2.  Payment of Awards.  A Participant for any
               -----------------
Plan Year who is an Employee on the Payment Date for such Plan Year shall receive a lump sum payment equal to 70% of his Award for such Plan Year.
Payment of the Award shall be made in the form of cash.  Except as provided in
Section 5.3, a Participant whose employment terminates for any reason prior to the end of the Plan Year shall not be eligible to receive an Award.  If a
Participant's employment terminates for reasons other than cause (as determined by the Board) after the end of the Plan Year but before the Payment Date, the
Participant will receive 70% of his award for such Plan Year.

            5.3.  Death, Disability and Retirement.  If a
                --------------------------------
Participant's employment terminates before the Payment Date due to the
Participant's death, Disability or retirement after age 65, the Board may, in its discretion, pay to the Participant or his designated beneficiary (or estate)
on the Payment Date for such Plan Year, an amount equal to the Award that would have been payable to such Participant for such Plan Year had such Participant remained employed through the Payment Date (assuming all Discretionary Goals and
Inventory Goals for the applicable Plan Year were achieved), multiplied by a fraction the numerator of which is the number of months such Participant was actively employed by the Company during such Plan Year and the denominator of which is 12.


                                   ARTICLE VI

                               Deferral of Payment
                     -------------------

            6.1.  Deferred Award.  In each Plan Year for which
                --------------
a Participant is entitled to an Award under Article V, 30% of such Award shall be deferred.  Such Deferred Award, plus interest as determined under Section
6.2, shall become payable on the Payment Date for the Plan Year next following the Plan Year in which such Deferred Award was earned, provided the Participant is employed by the Company on such Payment Date.

            Example C.  ASSUME facts in Example A occur in the 1997 Plan
      Year.  The 1997 Plan Year payout equals $11,200 ($16,000 Award x
      70%).  The 1997 Plan Year Deferred Award equals $4,800 ($16,000
      Award x 30%). The Participant is still employed on the Payment Date for the 1998 Plan Year. On such date, the Participant will receive his 1997 Deferred Award equal to $4,800 plus interest.

            6.2.  Interest on Deferred Awards.  The
                ---------------------------
amount of an Award that is deferred and which thereafter becomes payable pursuant to Section 6.1 shall be credited with interest at the Applicable Rate from the Payment Date for the Plan Year in which the Deferred Award was initially earned to the Payment Date on which the Deferred Award is actually paid.

            6.3.  Acceleration of Distributions Due to Hard
                -----------------------------------------
ship.  A Participant who experiences a financial hardship
----
may apply to the Board for payment of the Deferred Award to alleviate such hardship.  Upon receipt of the Participant's application, the Board may direct, in its discretion, distribution to the Participant of such portion of his
Deferred Award as the Board may determine is required to alleviate such hard-
ship.  "Hardship" shall mean a need for financial assistance in meeting emergen-
cies which would cause great hardship to such Participant or members of his immediate family, as determined by the Board.
                                    ARTICLE VII

                         Term and Amendment of the Plan
                         ------------------------------

            The Plan shall be effective as of the Effective Date and shall continue until terminated by action of the Board. The Board may amend or modify the Plan in any respect at any time, except that in no event may any amendment or modification pursuant to this Article VII adversely affect the rights of any Participant with regard to any earned Award for any Plan Year completed prior to the date of such amendment or modification.


                                  ARTICLE VIII

                                  Miscellaneous
                       --------------

            8.1.  No Right of Continued Employment.  Nothing
                --------------------------------
in this Plan shall be construed as conferring upon any Participant any right to continue in the employment of the Company or its affiliates.

            8.2.  No Claim to Particular Assets.  The obliga
                -----------------------------
tions of the Company under this Plan shall not be construed as giving any
Participant or any other person any equity or other interest of any kind in the assets of the Company or any of its affiliates or creating a trust or fiduciary relationship between the Company or any of its affiliates and any such person.
As to any claim for payment under the Plan, a Participant or any other person having a claim for payment hereunder shall be an unsecured general creditor of the Company.

            8.3.  No Limitation on Corporate Actions.  Nothing
                ---------------------------------
contained in the Plan shall be construed to prevent the Company or any of its affiliates from taking any corporate action which is deemed by it to be appropriate or in its best interest, whether or not such action would have an adverse effect on the Plan or any Awards under the Plan.  No Participant or other person shall have any claim against the Company or any of its affiliates as a result of any such action.

            8.4.  Nonalienation of Benefits.  No Participant
                -------------------------
shall have the power or right to transfer, anticipate or otherwise encumber such
Participant's interest in the Plan in advance of the time such interest is payable hereunder.  The Company's obligations under this Plan are not assignable or transferable except that, if any entity acquires all or substantially all of the Company's assets or the Company merges or is consolidated with any other corporation, such entity or other corporation shall assume, honor, pay and perform all of the Company's obligations under the Plan existing as of the most recent Payment Date.  The provisions of the Plan shall inure to the benefit of each Participant and his heirs, executors, administrators or successors in interest.

            8.5.  Withholding.  Any amount paid to a Partici
                -----------
pant or his estate under this Plan shall be made after deduction for any applicable Federal, state and local income and employment taxes and any other amounts that the Company is required at law to deduct and withhold from such payment.

            8.6.  Requirements of Law.  The issuance of shares
               -------------------
of common stock shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.  No shares of common stock shall be issued under the Plan, if such grant would result in a violation of applicable law, including the federal securities laws and any applicable state or foreign securities laws.

            8.7. Governing Law.  The Plan shall be construed
               -------------
in accordance with and governed by the laws of the State of New York, without references to the principles of conflict of laws.

            8.8.  Headings.  Headings are inserted in this
                --------
Plan for convenience of reference only and are to be ignored in a construction of the provisions of the Plan.

                                    FORSTMANN & COMPANY, INC.


                                    By:/s/ Robert N. Dangremond
                                       -------------------------
                                    Name: Robert N. Dangremond
                                    Title: Chief Executive Officer


                            Forstmann & Company, Inc.

                       Incentive Plan for Senior Managers

                        Annual Notice - 1997 Fiscal Year
                        --------------------------------


1.    Minimum EBITDAR - $21 million.  For the 1997 Plan Year, the EBITDAR
      Percentage can range from a minimum of 20% if EBITDAR is $21 million, to a target of 60% if EBITDAR is $24 million, to a maximum of 90% if EBITDAR is $27 million or greater. For the 1997 Plan Year, the EBITDAR Percentage will be adjusted proportionately where EBITDAR falls within the range of $21 million to $27 million.

2.    Discretionary Goals - See Appendix A1.

3.    Inventory Goals - See Appendix B1.





















-----------------
1.    Each Participant will receive an Appendix A and Appendix B setting forth his or her individual Discretionary Goals and the Inventory Goals applicable to his or her group.
                                                   Exhibit 10.3

                            Forstmann & Company, Inc.
                            -------------------------
                        Incentive Plan for Key EMPLOYEES
                        --------------------------------


ARTICLE I

Introduction
------------

            The purpose of the Forstmann & Company, Inc. Incentive Plan for Key
Employees (the "Plan") is to provide incentives to key employees of the Company to enhance the value of the Company and to permit the Company to attract and retain the services of outstanding key employees upon whose judgment, interest and special effort the successful conduct of the operations of the Company is largely dependent. Awards will generally be based upon the financial and operating performance of the Company and the individual performance of each Participant.


                                   ARTICLE II

                                   Definitions
                                   -----------

            "Actual Operating Percentage" means, for any Participant during any Plan Year, the sum of the EBITDAR Percentage, the Discretionary Percentage and the Inventory Percentage actually achieved by such Participant for such Plan
Year, as determined by the Board, in its sole discretion.

            "Annual Notice" means the annual notice provided to each Employee who is selected as a Participant for any Plan Year as soon as practicable after the beginning of such Plan Year and which sets forth the Operating Targets and the minimum EBITDAR that must be achieved in order to receive an Award hereunder for such Plan Year.

            "Applicable Rate" means the Base Rate, as defined in the Loan and Security Agreement among the Company, BankAmerica Business Credit, Inc. and the financial institutions named therein, or any comparable rate provided for in a successor to such Loan and Security Agreement, as in effect during the period for which interest is credited pursuant to Section 6.2.

            "Award" means the dollar amount of any incentive bonus determined by the Board, in its sole discretion, to be payable to a Participant in any Plan
Year pursuant to the Plan.
            "Board" means the Board of Directors of the Company.

            "Company" means Forstmann & Company, Inc. and its successors.

            "Compensation" means, for any Participant during any Plan Year, the Participant's base salary for such Plan Year.

            "Compensation Percentage" means 20%.

            "Deferred Awards" means the portion of each Award deferred pursuant to Article VI hereof.

            "Disability" means the inability of a Participant to perform the duties of his position by reason of a bodily injury, disease or illness for an aggregate of 180 days in any twelve-month period.

            "Discretionary Goals" means, for any Participant during any Plan
Year, the individual performance goals established by the Participant and the Participant's supervisor for such Participant during such Plan Year, subject to approval by the Chief Executive Officer. In each Plan Year, a Participant's
Discretionary Goals will be set forth in his Annual Notice.

            "Discretionary Percentage" means, for any Participant during any Plan Year, up to 30% depending on the portion of the Discretionary Goals which are satisfied for such Participant during such Plan Year, as determined by the Board in its sole discretion.

            "EBITDAR" means, for any Plan Year,
the sum of:

            (i) the net income (or net loss) of the Company (determined in accordance with generally accepted accounting principles) for such Plan
      Year, without giving effect to any extraordinary gains or losses and without deduction for expenses properly classified as reorganization items in accordance with generally accepted accounting principles; plus (or minus)

            (ii) to the extent that any of the items referred to in any of clauses (A) through (E) were deducted or added in calculating such net income:

                  (A) interest expense of the Company for such Plan Year;

                  (B) federal, state or local income tax expense of the Company with respect to operations for such Plan Year;

                  (C) the amount of all depreciation and amortization and other noncash charges for such Plan Year;

                  (D)   LIFO adjustments for such Plan Year; and

                  (E) non-cash gains or losses from the sale or disposal of property (other than inventory); plus (or minus)

            (iii)  the amount of cash received or expended
      in such Plan Year in respect of any amount which, under clause (C) above, was taken into account in determining EBITDAR for such Plan Year or any prior Plan Year; minus

            (iv) the aggregate amount of any Awards payable under the Plan in respect of such Plan Year.

            "EBITDAR Goals" means, for any Participant during any Plan Year, the EBITDAR goals established by the Chief Executive Officer for such Participant during such Plan Year, subject to approval by the Board. In each Plan Year, a Participant's EBITDAR Goals will be set forth in his Annual Notice.

            "EBITDAR Percentage" means, for any Plan Year, depending on the EBITDAR for such Plan Year, a percentage ranging from a minimum of 20%, to a target of 60%, to a maximum of 90%.

            "Effective Date" means November 4, 1996.

            "Employee" means a middle manager, superintendent, department manager, stylist or other key employee of the Company.

            "Inventory Goals" means, for any Participant during any Plan Year, the inventory goals established for the end of each fiscal month and for the end of the fiscal year. Specific numbers will be established for each major component category of inventory for each Plan Year. The Inventory Goals for Participants in the Sales, Product Development and Finance Departments will be dependent on greige and finished fabric inventory and will be established by the Vice Presidents of Marketing and Sales. The Inventory Goals for Participants in the Planning, Manufacturing and Operations Departments will be based on raw stock and work in process. The raw stock inventory will be established by the Vice President of Operations and the work in process inventory will be established by the Vice President of Planning. In each Plan Year, a Participant's Inventory Goals will be set forth in his Annual Notice and shall be subject to approval by the Board.

            "Inventory Percentage" means, for any Participant during any Plan year, up to 10% depending on the portion of the Inventory Goals for such Participant which are satisfied during such Plan Year, as determined by the Board in its sole discretion.

            "Operating Targets" means, for any Participant during any Plan Year, the EBITDAR Goals, the Inventory Goals and the Discretionary Goals for such Participant during such Plan Year.

            "Participant" means, in any Plan Year, an Employee who participates in the Plan during such Plan Year pursuant to Article IV.

            "Payment Date" means, for any Plan Year, a date after the close of such Plan Year selected by the Board for the payment of Awards, provided that such Payment Date shall not be later than 45 days following the receipt by the Company of its audited financial statements for such Plan Year.

            "Plan" means the Forstmann & Company, Inc. Incentive Plan for Key
Employees.

            "Plan Year" means the fiscal year of the Company. For 1996, the Plan Year commences November 4, 1996 and ends November 2, 1997.


                                   ARTICLE III

                                 Administration
                                 --------------

            3.1.  Powers and Duties of the Board.  The Board
                ------------------------------
shall interpret and construe any and all provisions of the Plan and shall have discretionary authority to determine the basis upon which any Award is to be made and whether or not the criteria have been satisfied.  The Board shall administer the Plan and establish rules for such administration.  The powers delegated to the Board under the terms of the Plan may be exercised by the Board or any committee thereof to which the Board delegates authority to act under the
Plan.  Any determination made by the Board (or any committee thereof) which is taken under the Plan in good faith and which is neither arbitrary nor capricious shall be final and conclusive.

            3.2.  Indemnification.  Each member of the Board
                ---------------
(or any committee thereof) and the employees of the Company and its affiliates who assist in the administration and operation of the Plan shall be entitled to indemnification and reimbursement by the Company to the maximum extent permitted by law and the Company's Articles of Incorporation and By-Laws in respect of any claim, loss, damage or expense (including counsel's fees) arising from their acts, omissions and conduct in their official capacity with respect to the Plan except such liability as may arise from their gross negligence or willful misconduct.  To the extent any member of the Board (or any committee thereof) or any employee of the Company or its affiliates is found liable or otherwise consents to such liability with respect to any claim arising under the Plan, the amount of any indemnification or reimbursement paid hereunder shall not be taken into account in calculating EBITDAR for purposes of this Plan.

            3.3.  Expenses of Administration.  The Company
                --------------------------
shall pay all expenses of administering the Plan, including, without limitation, all expenses incurred by the Board (or any committee thereof) and all accounting and legal fees and expenses related to the administration of the Plan.


                                   ARTICLE IV

                          Eligibility and Participation
               ------------------------------

            An Employee shall become a Participant in the Plan for any Plan Year upon the recommendation of the Chief Executive Officer, subject to approval by the Board. Each Participant shall receive an Annual Notice as soon as practicable after the beginning of each Plan Year. If an Employee is hired prior to August 1 of a Plan Year and thereafter becomes a Participant, or a Participant is placed on a paid or unpaid leave of absence, the Board shall determine whether, and on what terms and conditions, such Employee shall become a Participant and shall be entitled to an Award for such Plan Year. Employees hired after August 1 will not be eligible to participate in the Plan in the year of hire. Selection for participation in the Plan in any Plan Year shall not entitle any Employee to continue as a Participant in any subsequent Plan Year or to receive an Award with respect to any Plan Year.


                                    ARTICLE V

                                     Awards
                           ------

            5.1.  Amount of Award.  (a) Each Participant's
                ---------------
Award for a Plan Year shall be equal to the product of (i) his Compensation for such Plan Year, times (ii) the Compensation Percentage, times (iii) his Actual
Operating Percentage for such Plan Year, provided however, that no Awards shall be payable for such Plan Year if EBITDAR for such Plan Year is less than the minimum EBITDAR that the Board has selected for such Plan Year, unless the
Board, in its sole discretion, determines that extraordinary circumstances exist and Awards should be payable.  Notwithstanding any other Plan provision, the
Board's calculation of any Awards to be made in any Plan Year shall be final and binding on the Participant.

            Example A.  Participant's 1997 Compensation is $50,000. The
      Actual Operating Percentage is 80% (EBITDAR Percentage of 40%, plus
      Inventory Percentage of 10%, plus Discretionary Percentage of 30%).
      Participant's 1997 Award is $50,000 x 20% x 80% = $8,000.

            Example B.  PARTICIPANT'S 1997 Compensation is $50,000.  The
      Actual Operating Percentage is 130% (EBITDAR Percentage of 90%, plus
      Inventory Percentage of 10%, plus Discretionary Percentage of 30%).
      Participant's 1997 Award is $50,000 x 130% x 20% = $13,000.

            Example B assumes the full achievement of all goals and represents the maximum award payable to this Participant.

            (b) The target Award for each Participant is 20% of the Participant's Compensation. The target Award will be achieved if the Actual
Operating Percentage is 100%. If the Actual Operating Percentage exceeds 100%, the amount of Participant's Award for any Plan Year shall be increased proportionately, subject to a maximum Award of 26% of his Compensation. See
Example B. If the Actual Operating Percentage is less than 100%, the amount of a Participant's Award shall be decreased proportionately.

            5.2.  Payment of Awards.  A Participant for any
                -----------------
Plan Year who is an Employee on the Payment Date for such Plan Year shall receive a lump sum payment equal to 70% of his Award for such Plan Year.
Payment of the Award shall be made in the form of cash.  Except as provided in
Section 5.3, a Participant whose employment terminates for any reason prior to the end of the Plan Year shall not be eligible to receive an Award.  If a
Participant's employment terminates for reasons other than cause (as determined by the Board) after the end of the Plan Year but before the Payment Date, the
Participant will receive 70% of his award for such Plan Year.

            5.3.  Death, Disability and Retirement.  If a
                --------------------------------
Participant's employment terminates before the Payment Date due to the
Participant's death, Disability or retirement after age 65, the Board may, in its discretion, pay to the Participant or his designated beneficiary (or estate)
on the Payment Date for such Plan Year, an amount equal to the Award that would have been payable to such Participant for such Plan Year had such Participant remained employed through the Payment Date (assuming all Discretionary Goals and
Inventory Goals for the applicable Plan Year were achieved), multiplied by a fraction the numerator of which is the number of months such Participant was actively employed by the Company during such Plan Year and the denominator of which is 12.


                                   ARTICLE VI

                               Deferral of Payment
                    --------------------

            6.1.  Deferred Award.  In each Plan Year for which
                --------------
a Participant is entitled to an Award under Article V, 30% of such Award shall be deferred.  Such Deferred Award, plus interest as determined under Section
6.2, shall become payable on the Payment Date for the Plan Year next following the Plan Year in which such Deferred Award was earned, provided the Participant is employed by the Company on such Payment Date.

            Example C.  ASSUME facts in Example A occur in the 1997 Plan
      Year.  The 1997 Plan Year payout equals $5,600 ($8,000 Award x 70%).
      The 1997 Plan Year Deferred Award equals $2,400 ($8,000 Award x
      30%). The Participant is still employed on the Payment Date for the 1998 Plan Year. On such date, the 1997 Deferred Award is $2,400 plus interest.

            6.2.  Interest on Deferred Awards.  The amount of
                ---------------------------
an Award that is deferred and which thereafter becomes payable pursuant to
Section 6.1 shall be credited with interest at the Applicable Rate from the
Payment Date for the Plan Year in which the Deferred Award was initially earned to the Payment Date on which the Deferred Award is actually paid.

            6.3.  Acceleration of Distributions Due to Hard
                -----------------------------------------
ship.  A Participant who experiences a financial hardship
----
may apply to the Board for payment of the Deferred Award to alleviate such hardship.  Upon receipt of the Participant's application, the Board may direct, in its discretion, distribution to the Participant of such portion of his
Deferred Award as the Board may determine is required to alleviate such hard-
ship.  "Hardship" shall mean a need for financial assistance in meeting emergen-
cies which would cause great hardship to such Participant or members of his immediate family, as determined by the Board.
                                    ARTICLE VII

                         Term and Amendment of the Plan
                         ------------------------------

            The Plan shall be effective as of the Effective Date and shall continue until terminated by action of the Board. The Board may amend or modify the Plan in any respect at any time, except that in no event may any amendment or modification pursuant to this Article VII adversely affect the rights of any Participant with regard to any earned Award for any Plan Year completed prior to the date of such amendment or modification.


                                  ARTICLE VIII

                                  Miscellaneous
                       --------------

            8.1.  No Right of Continued Employment.  Nothing
                --------------------------------
in this Plan shall be construed as conferring upon any Participant any right to continue in the employment of the Company or its affiliates.

            8.2.  No Claim to Particular Assets.  The obliga
                -----------------------------
tions of the Company under this Plan shall not be construed as giving any
Participant or any other person any equity or other interest of any kind in the assets of the Company or any of its affiliates or creating a trust or fiduciary relationship between the Company or any of its affiliates and any such person.
As to any claim for payment under the Plan, a Participant or any other person having a claim for payment hereunder shall be an unsecured general creditor of the Company.

            8.3.  No Limitation on Corporate Actions.  Nothing
                ---------------------------------
contained in the Plan shall be construed to prevent the Company or any of its affiliates from taking any corporate action which is deemed by it to be appropriate or in its best interest, whether or not such action would have an adverse effect on the Plan or any Awards under the Plan.  No Participant or other person shall have any claim against the Company or any of its affiliates as a result of any such action.

            8.4.  Nonalienation of Benefits.  No Participant
                -------------------------
shall have the power or right to transfer, anticipate or otherwise encumber such
Participant's interest in the Plan in advance of the time such interest is payable hereunder.  The Company's obligations under this Plan are not assignable or transferable except that, if any entity acquires all or substantially all of the Company's assets or the Company merges or is consolidated with any other corporation, such entity or other corporation shall assume, honor, pay and perform all of the Company's obligations under the Plan existing as of the most recent Payment Date.  The provisions of the Plan shall inure to the benefit of each Participant and his heirs, executors, administrators or successors in interest.

            8.5.  Withholding.  Any amount paid to a Partici
                -----------
pant or his estate under this Plan shall be made after deduction for any applicable Federal, state and local income and employment taxes and any other amounts that the Company is required at law to deduct and withhold from such payment.

            8.6. Requirements of Law.  The issuance of shares
               -------------------
of common stock shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.  No shares of common stock shall be issued under the Plan, if such grant would result in a violation of applicable law, including the federal securities laws and any applicable state or foreign securities laws.

            8.7. Governing Law.  The Plan shall be construed
               -------------
in accordance with and governed by the laws of the State of New York, without references to the principles of conflict of laws.

            8.8.  Headings.  Headings are inserted in this
                --------
Plan for convenience of reference only and are to be ignored in a construction of the provisions of the Plan.

                                    FORSTMANN & COMPANY, INC.


                                    By: /s/ Robert N. Dangremond
                                        --------------------
                                    Name: Robert N. Dangremond
                                    Title: Chief Executive Officer




                            Forstmann & Company, Inc.

                        Incentive Plan for Key Employees

                        Annual Notice - 1997 Fiscal Year
              --------------------------------


1.    Minimum EBITDAR - $21 million.  For the 1997 Plan Year, the EBITDAR
      Percentage can range from a minimum of 20% if EBITDAR is $21 million, to a target of 60% if EBITDAR is $24 million, to a maximum of 90% if EBITDAR is $27 million or greater. For the 1997 Plan Year, the EBITDAR Percentage will be adjusted proportionately where EBITDAR falls within the range of $21 million to $27 million.

2.    Discretionary Goals - See Appendix A1.

3.    Inventory Goals - See Appendix B1.





















-----------------
1.    Each Participant will receive an Appendix A and Appendix B setting forth his or her individual Discretionary Goals and the Inventory Goals applicable to his or her group.



                                                   Exhibit 10.4

                            FORSTMANN & COMPANY, INC.

                           EXECUTIVE STOCK OPTION PLAN
                 ---------------------------


                                    ARTICLE I

                                   DEFINITIONS
                         -----------

            1.1  Additional Option means any Option granted
               -----------------
after the Effective Date.

            1.2  Affiliate means any "subsidiary corporation"
               ---------
or "parent corporation" as such terms are defined in Section 424 of the Code.

            1.3  Agreement means a written agreement (includ
               ---------
ing any amendment or supplement thereto) between the Company and a Participant specifying the terms and conditions of an Option granted to such Participant.

            1.4  Board means the Board of Directors of the
               -----
Company.

            1.5  Change in Control means the occurrence of any
               -----------------
of the following events after the Effective Date:

            (a) the members of the Board at the beginning of any consecutive twenty-four calendar month period (the "Incumbent Directors") cease for any reason other than due to death to constitute at least a majority of the members of the Board, provided that any director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the members of the Board then still in office who were members of the Board at the beginning of such twenty-four calendar month period, shall be treated as an Incumbent Director; or

            (b) any "person," including a "group" (as such terms are used in Sections 13(d) and 14(d)(2) of the Act, but excluding the Company, any of its Affiliates, any employee benefit plan of the Company or any of its Affiliates), becomes the "beneficial owner" (as defined in Rule 13(d)(3) under the Act), directly or indirectly, of securities of the Company representing 35% or more of the combined voting power of the Company's then outstanding securities; or

            (c) the stockholders of the Company shall approve a definitive agreement (1) for the merger or other business combination of the Company with or into another corporation, a majority of the directors of which were not directors of the Company immediately prior to the merger and in which the stock-holders of the Company immediately prior to the effective date of such merger own less than 50% of the voting power in such corporation or (2) for the sale or other disposition of all or substantially all of the assets of the Company; or

            (d) the purchase of Common Stock pursuant to any tender or exchange offer made by any "person," including a "group" (as such terms are used in Sections 13(d) and 14(d)(2) of the Act), other than the Company, any of its Affiliates, or an employee benefit plan of the Company or any of its Affiliates, for 35% or more of the Common Stock of the Company.

            1.6  Change in Control Price means the highest
               -----------------------
price per share of Common Stock offered in conjunction with any transaction resulting in a Change in Control (as determined in good faith by the Board if any part of the offered price is payable other than in cash) or, in the case of a Change in Control occurring solely by reason of a change in the composition of the Board, the highest Fair Market Value of the Common Stock on any of the 30
trading days immediately preceding the date on which a Change in Control occurs.

            1.7  Code means the Internal Revenue Code of 1986,
               ----
as amended.

            1.8  Common Stock means the common stock, $.01 par
               ------------
value, of the Company.

            1.9  Company means Forstmann & Company, Inc.
               -------

            1.10  Date of Exercise means, with respect to an
                ----------------

Option, the date that the Option price is received by the Company from a Participant exercising such Option.

            1.11  Disability means the inability of the
                ----------
Participant to perform his duties for a period of at least six months due to a medical or physical infirmity.

            1.12  Effective Date means the Effective Date of
                --------------
the Company's First Amended Plan of Reorganization, dated May 14, 1997.

            1.13  Employee means any executive, senior officer
                --------
or other key employee of the Company or any Affiliate.

            1.14  Fair Market Value means, on any given date,
                -----------------
the closing price of the Common Stock on the principal securities exchange on which the Common Stock is traded on the day immediately preceding the date as of which Fair Market Value is being determined, or on the next preceding date on which the Common Stock is traded if no Common Stock was traded on such immediately preceding day.  If the Common Stock is not traded on a securities exchange, but is reported by the National Association of Securities Dealers,
Inc. Automated Quotation System and market information is published on a regular basis in The New York Times or The
                                ------------------    ---
Wall Street Journal, then Fair Market Value shall be deemed
-------------------
to be the average of the published high and low sales price or the published daily bid and asked prices of the Common Stock, as so published, on the day immediately preceding the date as of which Fair Market Value is being determined or on the next preceding date on which such prices were published.  If market information is not so published on a regular basis, then Fair Market Value shall be deemed to be the average of the high bid and low asked prices of the Common
Stock in the over-the-counter market on the day immediately preceding the date as of which Fair Market Value is being determined or on the next preceding date on which such high bid and low asked prices were recorded as reported by the
National Association of Securities Dealers Automated Quotation System, or, if
not so reported, by a generally accepted reporting service.  If the Common Stock is not publicly traded, Fair Market Value shall be determined in good faith by the Board.  In no case shall Fair Market Value be less than the par value of a share of Common Stock.

            1.15  Grant Date means, with respect to any
                ----------
Option, the date on which such Option is granted pursuant to the Plan.

            1.16  Initial Option means any Option granted on
                --------------
the Effective Date.

            1.17  Option means a stock option that entitles
                ------
the holder to purchase from the Company a stated number of shares of Common
Stock at the price set forth in an Agreement.  Options shall not be incentive stock options within the meaning of Section 422 of the Code.

            1.18  Participant means an Employee of the Company
                -----------
or of an Affiliate, including an Employee who is a member of the Board, who is selected by the Board to receive an Option.

            1.19  Plan means the Forstmann & Company, Inc.
                ----
Executive Stock Option Plan.


                                   ARTICLE II

                                    PURPOSES
                          --------

            The Plan is intended primarily to assist the Company and its Affiliates in recruiting and retaining employees with ability and initiative by enabling them to participate in the future success of the Company and its Affiliates and to associate the interests of such employees with those of the Company or its Affiliates and their shareholders. The proceeds received by the Company from the sale of Common Stock pursuant to the Plan shall be used for general corporate purposes.


                                   ARTICLE III

                                 ADMINISTRATION
                       --------------

            Except as provided in this Article III, the Plan shall be administered by the Board. The Board shall have authority to grant Options upon such terms (not inconsistent with the provisions of the Plan) as the Board may consider appropriate. Such terms may include conditions (in addition to those contained in the Plan) on the exercisability of all or any part of an Option.
The Board shall have complete authority to interpret all provisions of the Plan;
to prescribe the form of any Agreement; to adopt, amend, and rescind rules and regulations pertaining to the administration of the Plan with or without notice;
and to make all other determinations necessary or advisable for the adminis-tration of the Plan. The express grant in the Plan of any specific power to the Board shall not be construed as limiting any power or authority of the Board.
Any decision made, or action taken, by the Board or in connection with the administration of the Plan shall be final and conclusive. No member of the Board shall be liable for any act done in good faith with respect to the Plan or any Agreement or Option. All expenses of administering the Plan shall be borne by the Company. All of the powers, duties and responsibilities of the Board specified in the Plan may, to the full extent permitted by applicable law, be exercised and performed by any duly constituted committee of the Board, in any such case, to the extent authorized by the Board to exercise and perform such powers, duties and responsibilities.


                                   ARTICLE IV

                                   ELIGIBILITY
                         -----------

            Subject to Section 6.2 hereof, any Employee selected by the Board, in its sole discretion, may be granted one or more Options. A director of the Company who is an Employee may be granted Options under the Plan.


                                    ARTICLE V

                            STOCK SUBJECT TO THE PLAN
                  -------------------------

            5.1  Source of Shares.  Upon the exercise of any
               ----------------
Option, the Company may deliver to the Participant treasury shares of Common
Stock or authorized but unissued shares of Common Stock not reserved for any other purpose.

            5.2  Maximum Number of Shares.  Subject to Section
               ------------------------
5.3 and Article IX, the maximum aggregate number of shares of Common Stock that may be issued pursuant to the exercise of Options may not exceed 487,528 shares of Common Stock.

            5.3  Forfeitures, Etc..  If an Option is can
               -----------------
celled, terminated, or otherwise forfeited, in whole or in part, the number of shares of Common Stock allocated to the Option or portion thereof may be reallocated to other Options to be granted under the Plan.


                                   ARTICLE VI

                                TERMS OF OPTIONS
                      ----------------

            6.1  Grants.  The terms of any Initial Option
               ------
shall be as set forth in the Plan.  The Board may provide that different terms apply to Additional Options granted to the same or different Participants on the same or different Grant Date.  All Options granted under the Plan shall be evidenced by Agreements which specify the exercise price for each share of
Common Stock which may be purchased pursuant to such Option, the vesting schedule for, and the duration of, such Option and such other terms consistent with the Plan as the Board shall determine.

            6.2  Initial Options.
               ---------------

            (a)  Number of shares.  Initial Options to
               ----------------
      purchase 146,258 shares of Common Stock issuable under the Plan shall be granted to the Participants listed on the attached Appendices in the applicable amounts set forth in such Appendices as of the Effective Date and subject to the applicable terms hereof.

            (b)  Exercise Price.  The exercise price per share
               --------------
of Common Stock purchased upon the exercise of each Initial Option shall be
$12.88 per share.
            (c)  Exercise of Initial Options.  Subject to the
               ---------------------------
provisions of Section 7.1, 25% of each Initial Option awarded to a Participant shall vest and become exercisable on the Effective Date and on each of the first three anniversaries of the Effective Date.

            6.3  Additional Options.
               ------------------

            (a)  Number of Shares.  (i)  Additional Options to
               ----------------
purchase 341,270 shares of Common Stock issuable under the Plan shall be granted to Participants selected by the Board after the Effective Date.

            (b)  Exercise Price.  Unless the Board determines
               --------------
otherwise, the exercise price per share of Common Stock purchased upon the exercise of an Additional Option shall be equal to the Fair Market Value of a share of Common Stock on the Grant Date.

            (c) Exercise of Additional Options.  Subject to
              ------------------------------
the provisions of Section 7.1, additional Options awarded under the Plan shall be exercisable at such times and shall be subject to such restrictions and conditions as the Board may impose.

            6.4  Maximum Exercise Period.  Notwithstanding any
               -----------------------
other Plan provision, no Option awarded under the Plan  shall be exercisable after the expiration of ten years from the Grant Date.

            6.5  Nontransferability.  An Option granted under
               ------------------
the Plan shall be nontransferable except by will or by the laws of descent and distribution.  In the event of any such transfer, the entire Option must be transferred to the same person or entity.  During the lifetime of the
Participant to whom the Option is granted, the Option may be exercised only by the Participant.  No right or interest of a Participant in any Option shall be liable for, or subject to, any lien, obligation or liability of such
Participant.


                                   ARTICLE VII

                            TERMINATION OF EMPLOYMENT
                  -------------------------

            7.1   Termination of Employment Due to Death or
               -----------------------------------------
Disability.  In the event a Participant's employment termi
----------
nates by reason of death or Disability, any Options granted to such Participant shall become 100% vested and may be exercised by the Participant or his designated beneficiary at any time prior to the expiration of the term of the
Options or within one year following the Participant's termination of employment, whichever period is shorter.

            7.2   Termination of Employment for Any Other
               ---------------------------------------
Reason.  In the event a Participant's employment terminates
------
for any reason other than death or Disability, any Options granted to such
Participant which are then exercisable may be exercised at any time prior to the expiration of the term of the Options or the 90th day following the
Participant's termination of employment, whichever period is shorter.  All
Options which are not vested as of the date the Participant's employment termi-
nates shall be forfeited upon such termination.


                                  ARTICLE VIII

                               METHOD OF EXERCISE
                     ------------------
            8.1  Exercise.  An Option granted under the Plan
               --------
may be exercised with respect to any number of whole shares which is less than the total number of whole shares for which the Option could be exercised.  A partial exercise of an Option shall not affect the right to exercise the Option from time to time in accordance with the Plan and the applicable Agreement with respect to the remaining shares subject to the Option.

            8.2  Payment.  Unless otherwise determined by the
               -------
Board, payment of the Option price shall be made in cash, a cash equivalent,
Common Stock or any other consideration acceptable to the Board.  If so determined by the Board at or after the Grant Date, payment of all or part of the Option price may be made by surrendering shares of Common Stock already owned by the Participant, based on the Fair Market Value of such Common Stock on the Date of Exercise or at such time as shall be set forth in the Agreement.  As soon as practicable after receipt of a written exercise notice and payment in full of the exercise price of any exercisable Options, the Company shall deliver to the Participant a certificate or certificates representing the shares of
Common Stock acquired upon the exercise thereof.

            8.3  Loans.  The Company, in accordance with the
               -----
requirements of Regulation G of the Federal Reserve Board regulations
("Regulation G"), may lend the Participant all or part of the Option price as determined in accordance with Article VI hereof, provided that the maximum loan amount shall not exceed the current market value at the time of purchase by the
Participant of the shares of Common Stock acquired with the loan proceeds.  The principal amount of the loan shall be repayable in not more than five annual installments.  The Participant shall pay interest on the unpaid principal balance at such rate as the Board shall determine, which shall be no less than the minimum rate necessary to avoid imputed interest or original issue discount under the Code.  All shares of Common Stock acquired with cash borrowed from the
Company shall be pledged to the Company as security for the repayment thereof.
In the discretion of the Board, shares of Common Stock may be released from such pledge proportionately as payments of the note (together with interest) are made; provided, however,
                                        --------  -------
that the Company, in accordance with the requirements of Regulation G, shall not release any shares of Common Stock which would cause the amount outstanding under a loan to exceed the "maximum loan value" of the remaining shares pledged by the Participant, determined at the time of such release.  While such shares are so pledged, and so long as there has been no default in the installment payments, such shares shall remain registered in the name of the Participant, and he or she shall have the right to vote such shares and to receive all dividends thereon.

            8.4  Shareholder Rights.  No Participant shall
               ------------------
have any rights as a stockholder with respect to shares subject to his Option until the Date of Exercise of such Option.
                                   ARTICLE IX

                     ADJUSTMENT UPON CHANGE IN COMMON STOCK
           --------------------------------------

            The maximum number and kind of shares as to which Options may be granted under the Plan shall be proportionately adjusted, and the terms of outstanding Options shall be adjusted by way of increase or decrease, as the Board in the exercise of its reasonable judgment shall determine to be equitably required, in the event that (a) the Company (i) effects one or more stock dividends, stock splits, reverse stock splits, subdivisions, consolidations or other similar events or (ii) engages in a transaction to which Section 424 of the Code applies or (b) there occurs any other event which in the judgment of the Board necessitates such action. Any determination made under this Article
IX by the Board shall be final and conclusive.

            The issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services rendered, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reasons thereof shall be made with respect to, outstanding Options.


                                    ARTICLE X

              COMPLIANCE WITH LAW AND APPROVAL OF REGULATORY BODIES
    -----------------------------------------------------

            No Option shall be exercisable, no Common Stock shall be issued, no certificates for shares of Common Stock shall be delivered, and no payment shall be made, under the Plan except in compliance with all federal and state laws and regulations (including, without limitation, withholding tax requirements), federal and state securities laws and regulations and the rules of all national securities exchanges or self-regulatory organizations on which the Company's shares may be listed. The Company shall have the right to rely on an opinion of its counsel as to such compliance. Any certificate issued to evidence shares of Common Stock for which an Option is exercised may bear such legends and statements as the Board upon advice of counsel may deem advisable to assure compliance with federal and state laws and regulations. No Option shall be exercisable, no Common Stock shall be issued, no certificate for shares shall be delivered and no payment shall be made, under the Plan until the Company has obtained such consent or approval as the Board may deem advisable from any regulatory bodies having jurisdiction over such matters.


                                   SECTION XI

                                CHANGE IN CONTROL
                      -----------------
            11.1  Accelerated Vesting and Payment.  Subject to
                ------------------------------
the provisions of Section 11.2 below, in the event of a Change in Control, each
Option shall be cancelled in exchange for a payment in cash of an amount equal to the excess of the Change in Control Price over the exercise price for such
Option.

            11.2  Alternative Awards.  Notwithstanding Section
                ------------------
11.1, no cancellation or cash settlement shall occur with respect to any Option if the Board reasonably determines in good faith prior to the occurrence of a
Change in Control that such Option shall be honored or assumed, or new rights substituted therefor (such honored, assumed or substituted award hereinafter called an "Alternative Award"), by a Participant's employer (or the parent or a subsidiary of such employer) immediately following the Change in Control, provided that any such Alternative Award must:

            (a) be based on stock which is traded on an established securities market, or which will be so traded within 60 days of the Change in Control;

            (b) provide such Participant (or each Participant in a class of Participants) with rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under such Option, including, but not limited to, an identical or better exercise or vesting schedule and identical or better timing and methods of payment;

            (c)   have substantially equivalent economic value to such Option
(determined at the time of the Change in Control);

            (d) have terms and conditions which provide that in the event that the Participant's employment is involuntarily terminated or constructively ter-minated, any conditions on a Participant's rights under, or any restrictions on transfer or exercisability applicable to, each such Alternative Award shall be waived or shall lapse, as the case may be.

For this purpose, a constructive termination shall mean a termination by a Participant following a material reduction in the Participant's compensation, a material reduction in the Participant's responsibilities or the relocation of the Participant's principal place of employment to another location, in each case without the Participant's written consent.


                                   ARTICLE XII

                                    AMENDMENT
                          ---------

            The Board may amend or terminate the Plan from time to time;
provided, however, that no amendment or
              --------
termination shall in any manner adversely affect any Option theretofore granted under the Plan, without the consent of the Participant holding such Option.


                                    ARTICLE     1.

                               GENERAL PROVISIONS
                     ------------------

            13.1  Effect on Employment.  Neither the adoption
                --------------------
of the Plan or its operation, nor any documents describing or referring to the
Plan (or any part thereof) shall confer upon any Employee any right to continue in the employ of the Company or an Affiliate or in any way affect any right and power of the Company or an Affiliate to terminate the employment of any Employee at any time with or without assigning a reason therefor.

            13.2  Unfunded Plan.  The Plan, insofar as it
                -------------
provides for grants, shall be unfunded, and the Company shall not be required to segregate any assets that may at any time be represented by grants under the
Plan.  Any liability of the Company to any person with respect to any grant under the Plan shall be based solely upon any contractual obligations that may be created pursuant to the Plan.  No such obligation of the Company shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Company.

            13.3  Rules of Construction.  Headings are given
                ---------------------
to the articles and sections of the Plan solely as a convenience to facilitate reference.  The reference to any statute, regulation or other provision of law shall be construed to refer to any amendment to or successor of such provision of law.

            13.4  Beneficiary Designation.  Each Participant
                -----------------------
under the Plan may from time to time name any Beneficiary or Beneficiaries (who may be named contingently or successively) by whom any right under the Plan is to be exercised in case of his death.  Each designation will revoke all prior designations by the same Participant, shall be in a form reasonably prescribed by the Board, and will be effective only when received by the Board and only if received during the Participant's lifetime.

            13.5  Tax Withholding.  The Company or Affiliate
                ---------------
employing a Participant shall have the power to withhold, or to require such
Participant to remit to the Company or such Affiliate, subject to such other arrangements as the Board may set forth in the Agreement to which such
Participant is a party, an amount sufficient to satisfy all federal, state, local and foreign withholding tax requirements in respect of any Option granted under the Plan or any share of Common Stock purchased upon the exercise of any such Option.

            13.6  Term of Plan.  The Plan shall be effective
                ------------
as of the Effective Date.  The Plan shall thereafter continue in effect, unless sooner terminated pursuant to Article XII, until the tenth anniversary of the
Effective Date.  The provisions of the Plan, however, shall continue thereafter to govern all outstanding Options theretofore granted.

            13.7  Governing Law.  The Plan, and all Agreements
                -------------
hereunder, shall be construed in accordance with and governed by the laws of the
State of New York.

                                    FORSTMANN & COMPANY, INC.

                                    /s/ Robert N. Dangremond
                                    -------------------------
                                    By: Robert N. Dangremond
                                    Title: Chief Executive Officer


                                                Exhibit 10.5


               ENVIRONMENTAL COST SHARING AND INDEMNITY AGREEMENT

            This Environmental Cost Sharing and Indemnity Agreement (the
"Agreement") is made as of July 18, 1997 among Forstmann & Company, Inc.
("Forstmann"), Burlen Corporation ("Burlen") and Tift County Development
Authority ("TCDA").


                              W I T N E S S E T H

            WHEREAS, Forstmann is the owner of all right, title and interest in and to the Property (as defined below);

            WHEREAS, simultaneously with the entry of the parties into this Agreement, Forstmann is transferring all of its right, title and interest in and to the Property to TCDA pursuant to the Contract of Sale (as defined below);

            WHEREAS, the parties hereto wish to set forth certain understandings with respect to environmental investigation and remediation which may occur at the Property after the Closing Date (as defined in the Contract of Sale);

           NOW, THEREFORE, in consideration of ten dollars and other good and valuable consideration, the receipt of which is hereby acknowledged, Forstmann, Burlen and TCDA agree as follows:

            1.    Definitions.  The following terms shall have
               -----------
the meanings set forth below:

            "Claim" shall mean any civil, criminal or administrative action or suit, or any demand, claim, hearing, violation, notice of violation, investigation, proceeding, notice, order, demand letter or abatement asserted by or on behalf of any governmental authority, person or entity.

            "Contaminant" shall mean any chemical substance, material or waste, in any form, whether solid, liquid, gaseous, semisolid or any combination thereof, comprised of or containing any hazardous substance, pollutant, contami-nant, hazardous waste or hazardous material as those terms are defined under and regulated by any Environmental Law.

            "Contract of Sale" shall mean the Contract of Sale between Forstmann and TCDA, as amended, modified and supplemented prior to the date of this Agreement.

            "Covered Environmental Liabilities" shall mean any  Environmental
Liabilities (i) that arise as a result of a Release that originated on the Property and occurred prior to Burlen's occupancy of the Property and (ii) that have been revealed in certain environmental testing conducted by Forstmann prior to the Closing Date and that are evidenced in the Law Engineering and Environmental Services Report of Source Investigation and Ground-Water Sampling and Analysis dated April 8, 1997.

            "Environmental Claim" shall mean any Claim with respect to the Property arising from any Environmental Law.

            "Environmental Law" shall mean any applicable federal, state or local law relating to the environment or the regulation of Contaminants, and any rules and regulations promulgated pursuant to any of such federal, state or local law.

            "Environmental Liabilities" shall mean any Liabilities arising from the Release of any Contaminant, either in, on, under or from the Property.

            "Lease" shall mean the Lease and Reimbursement Agreement, dated as of February 1, 1997, between Forstmann and Burlen and consented to by TCDA, as amended, modified or supplemented prior to the date of this Agreement.

            "Liabilities" shall mean any liabilities, obligations, claims or expenses of any nature.

            "Property" shall have the meaning ascribed to that term in the Contract of Sale.

            "Release" shall mean any release, spill, emission, leaking or discharge of Contaminants into the environment.

            "Remedial Action" shall mean all actions required of any party hereto pursuant to any Environmental Law to: (a) clean up, remove, treat, dispose of or in any other way address Contaminants in the environment
(including, but not limited to, the removal and disposal of the existing settling tank and the contents thereof); (b) minimize the further Release of
Contaminants so that they do not migrate or endanger public health or welfare or the environment; (c) respond to or otherwise mitigate Releases; or (d) perform pre-remedial studies or investigations, including, but not limited to, soil and groundwater sampling through the installation of borings and/or groundwater monitoring wells and post-remedial monitoring and care in respect of actions contemplated in the preceding clauses (a) through (c).
          2.    Continuing Investigation and Remediation.  On
               ----------------------------------------
and after the Closing Date, Forstmann will retain responsibility for, and control over, all Remedial Action at the Property that relates to Covered
Environmental Liabilities.  Forstmann agrees to provide Burlen with all written information derived as a result of the Remedial Action relating to Covered
Environmental Liabilities at the Property.  Forstmann shall make such information available to Burlen substantially contemporaneous with Forstmann's receipt thereof.  Forstmann shall also provide draft copies of all work plans for conducting Remedial Action at the Property, including estimated costs for such work.  Burlen shall be afforded the right and opportunity to review and comment on such work and all costs associated therewith in advance of any such work, but Forstmann shall be under no obligation to accept any such comments.
Forstmann shall certify to Burlen that it has paid any invoices for which
Forstmann seeks reimbursement pursuant to Section 4 hereof and shall provide
Burlen a copy of all paid invoices for which reimbursement is requested pursuant to Section 4.

            3.    Access to Property.
               ------------------

            (a) Burlen and TCDA hereby grant Forstmann reasonable access to the Property in order to conduct any and all Remedial Action. This grant of access includes the presence of Forstmann's employees, agents, contractors, assignees, attorneys or other personnel on the Property and includes the right of Forstmann to leave any necessary equipment or materials at the Property, so long as such equipment or materials are left in a neat and orderly fashion and in a manner that does not unreasonably interfere with Burlen and TCDA's operations at the Property. To the extent practicable, Burlen and TCDA shall provide Forstmann with reasonable access to water and utilities in order to complete the Remedial
Action. Burlen and its consultants may but shall not be required to accompany any Forstmann representative during Forstmann's presence on the Property.

            (b) Forstmann and its agents, contractors and subcontractors shall conduct all Remedial Action on the Property in a safe and workmanlike manner, shall exercise reasonable care to avoid injury to persons or damage to property, and shall use good faith efforts to perform the Remedial Action in accordance with the work plan provided to Burlen for review and comment. Forstmann shall immediately notify Burlen of any injury or damage that Forstmann knows to have occurred in connection with the performance of the Remedial Action on the Property. In consideration of the limited rights of access herein granted, entry upon the Property will be at the risk of Forstmann and its agents, contractors and subcontractors, and Burlen shall not be responsible to such persons or to any persons claiming through Forstmann or under Forstmann for injury, loss, or damage, whether to person, including death therefrom, or property, suffered by any person upon the Property as a result of the Remedial
Action provided for herein, except to the extent of Burlen's or its agents', employees', contractors' or subcontractors' negligence or willful misconduct.
Except as otherwise provided in Sections 4 or 5 hereof, Forstmann agrees to indemnify and hold Burlen, its officers, directors, employees, attorneys, and agents harmless from any damages, penalties, fines, liens, suits, liabilities, costs (including clean-up costs or costs of remediation under applicable laws, judgments, and expenses (including attorneys', consultants' or expert fees and expenses)) of every kind and nature suffered by or served against Burlen as the result of any negligence or willful misconduct of Forstmann or its agents or employees in the course of their performance of the Remedial Action at the Property required pursuant to Section 2 hereof. Burlen agrees to provide
Forstmann reasonable notice of any and all such claims. Forstmann agrees that its agents, contractors and subcontractors conducting such Remedial Action shall perform such Remedial Action in compliance with all applicable laws. At the conclusion of such Remedial Action, Forstmann agrees to restore the surface of the Property to its condition prior to such Remedial Action to the extent required for its intended use, to remove all equipment and improvements placed upon the Property, and to cap and properly close all wells in conformance with all applicable laws and regulations, to the extent authorized by the Georgia
Environmental Protection Division. The parties hereto acknowledge that all Remedial Action at the Property required pursuant to Section 2 hereof is under the management and control of Forstmann, so that, except to the extent of Burlen's' or its agents', employees', contractors' or subcontractors' negligence or willful misconduct, Burlen has no responsibility for the action or consequences of acts undertaken by persons investigating or conducting Remedial
Action on behalf of Forstmann, and Burlen has no liability whatsoever for payment for services to such persons, agents, contractors and subcontractors as a result of their contract or contracts with Forstmann, except as provided in
Section 4 hereof.

            4.    Sharing of Costs.  Burlen agrees to pay
               ----------------
Forstmann the lesser of (i) $150,000 minus any payments made to Forstmann pursuant to Paragraph 8 of the Lease and
(ii) one-half of the costs incurred by Forstmann in respect of the Remedial
Action described in Section 2 hereof (such costs to include, without limitation, those of drilling, disposing of investigation-derived waste and analyzing results).  To this end, Forstmann may provide Burlen with invoices no more frequently than once per month reflecting expenses incurred subsequent to any previous invoices provided by Forstmann.  Burlen shall have thirty (30) days from receipt of such an invoice to pay Forstmann its share of the invoice.

            5.    Indemnification.
               ---------------

            (a)   Forstmann agrees to indemnify and hold harmless Burlen and
TCDA from and against any and all Covered Environmental Liabilities for which there is an Environmental Claim commenced or threatened in writing against
Burlen or TCDA by an unaffiliated third party, including, without limitation, any reasonable legal or other expenses incurred by Burlen and TCDA in connection with investigating, defending or preparing to defend any such Environmental
Claim; provided, however, that Forstmann shall
                     --------  -------
not be required to indemnify Burlen or TCDA (a) with respect to any amounts
Burlen or TCDA is required to pay Forstmann pursuant to Section 4 hereof or (b)
for any portion of any Environmental Liabilities or Environmental Claim which is determined by a court of competent jurisdiction to be attributable to Burlen or
TCDA's actions, operations, negligence or willful misconduct.

            (b) Burlen and TCDA agree to indemnify and hold harmless Forstmann from and against any and all Environmental Liabilities resulting from any Release at the Property that occurred or occurs on or after Burlen's occupancy of the Property and for which there is an Environmental Claim commenced or threatened in writing against Forstmann by an unaffiliated third party, including, without limitation, any reasonable legal or other expenses incurred by Forstmann in connection with investigating, defending or preparing to defend any such Environmental Claim; provided, however, that Burlen and TCDA shall not be responsible to indemnify Forstmann for any portion of any Environmental
Liabilities or Environmental Claim which is determined by a court of competent jurisdiction to be directly attributable to Forstmann's actions, operations, negligence or willful misconduct.

            (c) Burlen and TCDA acknowledge and agree that the indemnification set forth in subsection (a) is intended to be in lieu of any right they may have to pursue Forstmann for contribution, cost recovery, breach of contract or other claims with respect to any Covered Environmental Liabilities and all such rights are expressly waived.

            (d) Forstmann acknowledges and agrees that the indemnification set forth in subsection (b) is intended to be in lieu of any right it may have to pursue Burlen and TCDA for contribution, cost recovery, breach of contract or other claims with respect to the Environmental Liabilities covered thereby, and all such rights are expressly waived.

            6.    Completion of Investigation and Remediation.
               -------------------------------------------
Forstmann agrees that it will conduct the Remedial Action described in Section 2 hereof with all deliberate speed to the extent not inconsistent in its sole judgment with the minimization of the costs, expenses and other liabilities associated with such Remedial Action.

             7.   Reservation of Rights.  Nothing contained in
               ---------------------
this Agreement shall affect any right, claim, interest or cause of action of any party hereto with respect to persons or entities who are not parties, including, without limitation, claims for contribution and indemnity against persons who are not parties.  This Agreement governs only the rights of the parties hereto, and no other person shall have any rights of any nature hereunder or by reason hereof.  By entering into this Agreement or conducting the Remedial Action described in Section 2 hereof, no party hereto admits any liability for Contami-
nants or Releases at the Property, nor is any party bound to perform any work at the Property beyond the work described in Section 2 hereof.  This Agreement shall not constitute or be used as evidence of any admission of law or fact by any party hereto as among themselves or by any other person.  No party hereto admits liability or responsibility under federal, state or local law, or that any party is in violation or has ever violated any laws, rules or regulations.

            8.    Successors and Assigns.  This Agreement shall
               ----------------------
be binding upon the successors and assigns of the parties hereto.

            9.    Choice of Law.  This Agreement shall be
               -------------
governed by, and construed and interpreted in accordance with, the law of the
State of Georgia without regard to the principles of conflict of laws thereof.

            10.   Integration.  This Agreement comprises the
               -----------
complete and integrated agreement of the parties on the subject matter hereof and shall supersede all prior agreements, written or oral, on the subject matter hereof.  This Agreement was drafted with the joint participation of the parties hereto and shall be construed neither against nor in favor of any party.

            11.   Amendments.  Neither this Agreement nor any
               ----------
of the provisions hereof may be changed, waived, discharged or terminated except by an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought.  No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver.

            12.   Counterparts.  This Agreement may be executed
               ------------
in counterparts, each of which when executed and delivered will be deemed to be an original and all of which taken together shall constitute one and the same document.

            IN WITNESS WHEREOF, this Agreement has been executed as of the date first set forth above.
 FORSTMANN & COMPANY, INC.           BURLEN CORPORATION



 By:/s/ S. F. Mair                   By:/s/ Paul Earhman
    --------------                      ----------------
    Name: S. F. Mair                    Name: Paul Earhman
    Title:Vice President                Title: Vice Chairman




 TIFT COUNTY DEVELOPMENT
   AUTHORITY


 By: /s/ James R. Mtee
    -------------------
    Name: James R. Mtee
    Title: Chairman





                                 Exhibit 15


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

BOARD of Directors and Shareholders
Forstmann & Company, Inc.:

We have reviewed the accompanying condensed financial statements of Forstmann &
Company, Inc. (the "Company") for the following periods:


                                         Period(s) Covered
                               ------------------------------------------
Financial Statements          Reorganized Company     Predecessor Company

Balance Sheet                 August 3, 1997

Statement of Operations                               Thirteen and thirty-nine
                                                      weeks ended July 28, 1996

                                                      Period from November 4,
                                                      1996 to July 22, 1997

                              Period from July 23,    Period from May 5, 1997 to
                              to August 3, 1997       July 22, 1997

Statement of Cash Flows                               Thirty-nine weeks ended
                                                      July 28, 1996

                              Period from July 23,    Period from November 4,
                              1997 to August 3, 1997  1996 to July 22, 1997

Statement of Changes in       Period from July 23,    Period from November 4,
Shareholders' Equity          1997 to August 3, 1997  1996 to July 22, 1997
(deficit)


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

As discussed in Note 2 to the financial statements, the Bankruptcy Court confirmed the Company's Plan of Reorganization on July 9, 1997 and the Company emerged from bankruptcy on July 23, 1997. On July 23, 1997, the Company accounted for the reorganization and adopted "fresh start accounting." As a result, the Company's August 3, 1997 balance sheet is not comparable to the November 3, 1996 balance sheet since it presents the financial position of the reorganized entity.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Company as of November 3, 1996 and the related statements of operations, shareholders' deficit, and cash flows for the fifty-three weeks then ended (not presented herein); and in our report dated
December 20, 1996, we expressed an unqualified opinion on those financial statements and included explanatory paragraphs concerning bankruptcy matters and other matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed balance sheet as of November 3, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche
---------------------
Atlanta, Georgia
September 5, 1997
