Form 10-K
period 1997-11-02
FORSTMANN & CO INC
filed 1998-02-02
CIK 798246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended NOVEMBER 2, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                          Commission file number 1-9474

                            FORSTMANN & COMPANY, INC.
             (Exact name of registrant as specified in its charter)

              GEORGIA                                   58-1651326
    -----------------------------         ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

    1155 AVENUE OF THE AMERICAS, NEW YORK, N.Y.              10036
    ------------------------------------------             ----------
     (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (212) 642-6900

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

           The aggregate market value of the common stock held by non-affiliates of the registrant as of January 28, 1998 was $11,815,789, based on the trading price in the over-the-counter market on such date.

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of January 28, 1998 there were 4,384,436 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Definitive  proxy  statement  for  the  registrant's   1998  Annual  Meeting  of
Shareholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

Item 1.  BUSINESS

GENERAL

           Forstmann & Company, Inc., a Georgia corporation (the "Company"), is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard tables, sports caps and school uniforms. The apparel industry represents the majority of the Company's customers. The Company manufactures fabrics produced from 100% wool, wool blends and blends of other natural and man-made fibers. The Company believes that it is the largest manufacturer of domestically produced woolen fabrics and the second largest manufacturer of domestically produced worsted fabrics.

           During the Company's 1997 fiscal year (the fifty-two week period from November 4, 1996 through November 2, 1997) ("Fiscal Year 1997"), women's wear and outerwear fabrics accounted for approximately 67.8% of revenues and men's wear fabrics accounted for approximately 19.9% of revenues. During the Company's 1996 fiscal year (the fifty-three week period from October 30, 1995 through November 3, 1996) ("Fiscal Year 1996"), women=s wear and outerwear fabrics accounted for approximately 66.8% of revenues and men=s wear fabrics accounted for approximately 19.1% of revenues. During the Company's 1995 fiscal year (the fifty-two week period from October 31, 1994 through October 29, 1995) ("Fiscal Year 1995"), women's wear and outerwear fabrics accounted for approximately 65.0% of revenues and men's wear fabrics accounted for approximately 23.4% of revenues. Specialty fabrics, including government and other, accounted for remaining revenues.

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

EMERGENCE FROM BANKRUPTCY

           On September 22, 1995, as a result of a decline in the Company's results of operations during Fiscal Year 1995 reflecting, among other factors, rising wool costs, sluggish retail apparel sales, and high debt leverage, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). From September 22, 1995 to July 23, 1997, the Company operated as a debtor-in-possession. On May 14, 1997, the Company filed its First Amended Plan of Reorganization (the "Plan of Reorganization") and an accompanying First Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code (the "Disclosure Statement"). On May 15, 1997, the Bankruptcy Court entered an order approving the Company's Disclosure Statement. Shortly thereafter the Company began to solicit the vote of its creditors and stockholders with respect to the Plan of Reorganization in accordance with the Bankruptcy Code. On July 9, 1997, the Bankruptcy Court entered an order confirming the Plan of Reorganization. On July 23, 1997 (the "Effective Date"), the Plan of Reorganization was consummated by the Company and the Company emerged from bankruptcy.

           Pursuant to the Plan of Reorganization, all general unsecured claims against the Company were converted into 100% of the common stock of the reorganized Company based on a ratio of 50 shares per each $1,000 of allowed unsecured claim. Secured claims against the Company aggregating approximately $60.1 million were either refinanced, reinstated or restructured as more fully described in Note 8 to the Financial Statements contained in Item 8 of this Annual Report (the "Financial Statements"). In addition, pursuant to the Plan of Reorganization, as of the Effective Date:

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

           (iii)    holders  of  options  to  purchase   common   stock  of  the
                    predecessor Company received no distributions under the Plan, and the options were canceled;

           (iv) an aggregate of 487,528 shares of common stock of the reorganized Company were reserved for issuance upon exercise of options granted or to be granted pursuant to the Company's Management Stock Option Plan and, as of the Effective Date, 146,258 options were granted to certain employees of the Company at an exercise price of $12.88 per share;

           (v) the Company entered into a Loan and Security Agreement dated as of July 23, 1997 (the "Loan and Security Agreement") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and the financial institutions named therein, providing for a revolving line of credit (including a $10 million letter of credit facility) of up to $85 million (the "Revolving Loan Facility") and term loans of approximately $31.5 million (the "Term Loan Facility"), the proceeds of which were used to repay all amounts outstanding under the Company's GE Capital DIP Facility (hereinafter defined) and CIT Equipment Facility (hereinafter defined), repay the principal and a portion of the accrued and unpaid interest due under the Senior Secured Notes (hereinafter defined) and fund other amounts due pursuant to the Plan of Reorganization and the Loan and Security Agreement.

BUSINESS

           In connection with the Plan of Reorganization, the Company adopted a business plan focusing on significantly reducing product offerings, tightening management of inventory levels, enhancing cost controls and reducing capital expenditures. This business plan was substantially implemented during Fiscal Year 1997. Management, as a part of its strategic planning, will continue to examine alternative approaches to further rationalize the Company's product line, to effect cost savings, to adapt the Company's business to changes in its markets and to find new markets. These alternatives may include the discontinuance of certain product lines to be determined, the possible outsourcing of certain manufacturing processes and the realignment of staff functions. The Company expects sales revenues in fiscal year 1998 to be between 15% to 20% lower than in Fiscal Year 1997. Accordingly, the Company is implementing plans which are intended to align its costs during fiscal year 1998 with the decline in sales anticipated in fiscal year 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

MARKETS AND PRODUCTS. The Company fulfills many of the diverse fabric needs of leading men's, women's and outerwear apparel makers by offering a collection of 100% wool, wool-blend, synthetic and synthetic-blend fabrics, as well as fabrics blended with natural fibers such as linen, cotton and silk. These fabrics are offered in a wide variety of styles, colors, weaves and weights which can be used in tailored clothing, sportswear, coats for men and women, as well as for specialty applications. The Company introduces new collections throughout the year to ensure that its customers are frequently presented with to the latest fabric offerings and to accommodate seasonal retail cycles.

           As a result of its bankruptcy, the Company began an internal rationalization of its product lines during the fourth quarter of Fiscal Year 1995, reviewing each of its styles for such factors as margin contribution, volume and continued market potential. Through this review, the Company simplified its product development process and reduced the total number of products offered. The Company has established a protocol for new product development that requires analysis of such factors as research and development costs, potential margin contribution, volume and sales, prior to adopting a new product.

           WOMEN'S APPAREL FABRICS. The Company designs, markets and manufactures woolen and worsted fabrics for women's apparel in the moderate, better and bridge price ranges, primarily for sportswear, suits and dresses. Forstmann is also a significant supplier of fabrics for women's woolen coats, providing fabric for most major domestic women's outerwear manufacturers. Forstmann offers a spring/summer, fall/winter and holiday fabric collection for women's apparel with each one varying in terms of fabric composition, weight, color palette and styling to fit the appropriate season. The fall/winter collection includes traditional fabrics such as 100% wool, flannels, meltons and velours and 100% worsted crepes, tricotines and twills. It also includes more directional fabrics made with silk, mohair, cashmere, polyester, viscose and other synthetic and natural fibers.

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

           With three distinct collections, Forstmann is seeking to serve its women's wear customers all year long. The women's apparel fabrics group accounted for approximately 67.8% of total revenue in Fiscal Year 1997, 66.8% of total revenue in Fiscal Year 1996 and 65.0% of total revenue in Fiscal Year 1995.

           MEN'S APPAREL FABRICS. The Company designs, markets and manufactures fabrics in the moderate and better price ranges for men's apparel. The men's wear group presents a fall/winter and spring/summer collection for two general apparel categories: sportswear (woolen sportcoats, trousers) and tailored clothing (worsted suits, formal wear, blazers). The product ranges include traditional fabrics such as tropicals, gabardines and flannels in wool and wool blends, as well as fabrics made with man-made fibers such as Lycra (R) brand spandex, viscose and polyester and natural fibers such as linen and silk. Through market-specific product styling and composition, the Company is able to serve emerging apparel categories such as suit separates and "casual dress" sportswear as well as its traditional base of tailored clothing and sportswear. Men's wear accounted for approximately 19.9% of total revenue in Fiscal Year 1997, 19.1% of total revenue in Fiscal Year 1996 and 23.4% of total revenue in Fiscal Year 1995.

           SPECIALTY AND GOVERNMENT FABRICS. The Company produces specialty fabrics for a wide variety of end uses, including billiard tables, sports caps and school uniforms. The Company is a leading domestic billiard table fabric manufacturer, selling directly to manufacturers and distributors. Since 1992, the Company has also sold a small percentage of billiard fabrics in Europe. Forstmann is the sole supplier of wool fabric used in production of official major league baseball caps for on-field play.

           The Company also sells a limited quantity of fabric to the U.S. government for a variety of military apparel uses. These fabrics are designed to meet stringent requirements for tailoring, comfort and durability. The Company's sales to the government are generally in the form of long-term contracts for high-volume, lower-margin goods. Therefore, the Company bids opportunistically on contracts that will balance its manufacturing capacity during off-peak periods. The actual awarding of government contracts can be a long-term process with legislative approval of funding sometimes required. During Fiscal Year 1997, the Company was awarded $6.1 million in government contracts and at November 2, 1997, $2.3 million in orders were open and unfilled. Specialty and government sales accounted for approximately 10.5% of total revenue in Fiscal Year 1997, 10.2% of total revenue in Fiscal Year 1996 and 6.0% of total revenue in Fiscal Year 1995.

-----------------------
* Lycra (R) brand spandex is a registered trademark of E.I. Dupont de Nemours & Company, Inc.

           DISCONTINUED PRODUCT LINES. During Fiscal Year 1996, as part of the product rationalization process discussed above, the Company discontinued its civilian uniform, converted fabrics and Carpini fabrics product lines. Sales from the Company's discontinued product lines, civilian uniform fabrics, converted fabrics and Carpini fabrics, accounted for approximately 1.9% of total revenue in Fiscal Year 1997, 3.9% of total revenue in Fiscal Year 1996 and 5.6% of total revenue in Fiscal Year 1995. All three discontinued product lines were unprofitable in each of these fiscal years.

STYLING, MERCHANDISING AND MARKETING. The Company's styling, merchandising and marketing functions are integrated and include the conceptualization (styling and merchandising) and the sales (marketing) of the product line. These functions are directed from its New York office and are organized around the Company's three customer-end use divisions: women's apparel fabrics, men's apparel fabrics and specialty and government fabrics. The primary sales force is based in New York, with a sales representative in Dallas.
The Company also retains sales agents in Canada, Germany and California.

PRODUCT DEVELOPMENT. Over the course of each fiscal year, approximately 30% of products offered by the Company are new introductions. The Company's recent rationalization of its product line led to a complete restructuring of the product development function within the Company. The ultimate accountability for the successful, cost-effective development of new products was firmly placed with the senior manager of each of the Company's customer-end use divisions. In addition, the Company has established a protocol for new product development that requires analysis of such factors as research and development costs, potential margin contribution, and market potential prior to adopting a new product. The Company's objective is to cultivate innovative product development that utilizes the Company's resources and maximizes its manufacturing capabilities, while addressing the ever changing requirements of its targeted markets.

MANUFACTURING. The Company owns and operates vertically integrated facilities at which it performs operations from yarn manufacturing through weaving, dyeing and finishing of fabric. This vertical integration not only provides significant flexibility in the production of woolens and worsteds fabrics, but also the ability to produce a wide variety of other natural and synthetic-blend fabrics. The Company operates the only major United States mill which manufactures fabrics on both the woolen and worsted systems.

           For the production of woolen fabrics, the Company purchases scoured (degreased) wool which consists of the shorter fiber taken from the sheep. When spun into yarn, woolen yarns generally tend to have a "fuzzy" appearance due to the length of the fiber. Woolen fabrics are used in garments such as flannel blazers, outerwear (coats) and sports coats. Woolen fabrics can be produced piece-dyed (solid color) or as fancies (patterned). In piece dyeing, the fabric is dyed after it is woven. In fancies, the raw wool is dyed or yarn is dyed and then woven into the desired pattern. Finishing of woolen fabrics is the critical value added step in the manufacturing process. It is finishing that gives the woolen fabric its "hand" (feel) and appearance.

           For the production of worsted fabrics, the Company purchases wool top which consists of the long fiber taken from sheep which has been combed, a process which parallels and straightens the fibers. The combination of the long fibers and additional yarn manufacturing steps to straighten the fibers produces worsted yarn, which is generally fine and has a smooth appearance. Worsted fabrics are used in garments such as men's suits, women's crepe skirts and men's trousers. Worsted fabrics, like woolen fabrics, can be produced piece dyed (solid) or fancy (patterned). Other fibers such as viscose, linen, silk, polyester, nylon or cotton can be blended or woven into both woolen and worsted applications.

CAPITAL INVESTMENT PROGRAM. As a result of the Bankruptcy Filing, the Company's capital investment program was curtailed. Capital expenditures during Fiscal Year 1997 and Fiscal Year 1996 were limited to maintaining the Company's facilities, emergency replacements and the relocation of certain wool blending machinery and equipment from the Company's previously owned Tifton facility to its Dublin facility. During Fiscal Year 1997 and Fiscal Year 1996, the Company invested $1.9 million and $1.0 million, respectively, in property, plant and equipment and $0.4 million and $0.9 million, respectively, in the development and implementation of certain computer information systems. The Company expects to spend less than $5.0 million in capital-related expenditures (including costs associated with the development and implementation of computer information systems) during fiscal year 1998.

RAW MATERIALS. The Company's raw material costs constituted approximately 43.0% of its cost of goods manufactured during Fiscal Year 1997. The primary raw material used by the Company is wool. As a result, the Company's costs are dependent on its ability to manage its wool inventory and control its wool costs. Approximately three-quarters of the Company's wool is imported from Australia and substantially all of the balance is purchased in the United States. The Company purchases its wool from both brokers and processors and is not dependent on a single supply source. The Company's foreign wool purchases are denominated in U.S. dollars and the Company generally does not incur any currency exchange risk. However, future changes in the exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. The Company does not have adequate alternative sources of raw wool if the existing wool suppliers are unable to supply raw wool to the Company.

           During Fiscal Year 1995 and again, during Fiscal Year 1996, the cost of certain raw wool categories sourced from Australia rose significantly. Fiscal Year 1997 wool costs were approximated 2.0% lower than Fiscal Year 1996; Fiscal Year 1996 wool costs were approximately 9% higher than Fiscal Year 1995; and, Fiscal Year 1995 wool costs were approximately 26% higher than fiscal year 1994. Based on the Company's forward purchase commitments, the Company expects its wool costs to be a weighted average of 3% higher during fiscal year 1998 as compared to Fiscal Year 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", below, for a discussion of the effects of changes in wool prices and the impact of fluctuations in the exchange rate between the U.S. and Australian dollars.

CUSTOMERS. The Company has more than 700 active customers. During Fiscal Year 1997, one of the Company's customers accounted for approximately 17% of the Company's revenues. No other customer of the Company accounted for 6% or more of the Company's revenues in Fiscal Year 1997.

           Substantially all of the Company's customers are located within the United States. During each of Fiscal Year's 1995, 1996 and 1997, less than two percent of the Company's revenues were derived from exports.

BACKLOG. The Company's sales order backlog at January 4, 1998 was $51.5 million, a decrease of $8.5 million from the comparable period one year ago. Excluding government orders, which have historically yielded lower gross profit margins, the backlog at January 4, 1998 was $50.5 million or $0.8 million greater than the comparable period one year ago. The increase in the backlog, excluding government orders, is primarily attributable to an increase in coating fabric orders which was partly offset by a decline in women's wear fabric orders, particularly  in  worsted  fabrics.  Management  expects  the men's and  women's worsted fabric business to remain very competitive in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

SEASONALITY. The wool fabric business is seasonal, with the vast majority of orders placed from December through April for manufacture and shipment from February through July to enable apparel manufacturers to produce apparel for retail sale during the fall and winter seasons. As a result of normal payment terms for the sale of such fabrics, the Company receives the major portion of its payments from May through October. The Company's worsted fabrics sales tend to be less seasonal because the lighter weight of such fabrics makes them suitable for retail sale in the spring and summer seasons as well as in the fall and winter seasons.

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

           Almost all of the fabrics the Company produces for apparel are consumed in the United States, although the finished garments are often cut, made and sewn in other countries. For several years, the Company has faced increasing domestic and foreign competition in virtually all segments of its business. This trend is expected to continue, with competition increasing from global woolen and worsted textile manufacturers as well as from imports of finished garments.

           The Company believes that the principal competitive factors are price, quality, service and fashion, with the significance of each factor depending upon the product and market involved. The competitive position of the Company varies among the different fabrics it manufactures. In the current retail environment, the Company believes that price is the primary factor influencing its customers to make a purchasing decision. The Company believes that it is generally perceived as providing a high level of service, and that this perception provides a competitive advantage. During Fiscal Year 1997, in an effort to distinguish itself as a premier service provider, the Company reduced its sample lead time by approximately 30% and production lead times by approximately 15%.

           U.S. Department of Commerce statistics indicate that there was a 10% decline in 1996 in the utilization of chiefly wool fabric in U.S. men's apparel production. However, in the same year, chiefly wool fabric utilization in U.S. women's apparel production grew 11% to 76.2 million yards. The increase was due primarily to increased imports of wool apparel or wool fabric. In the period from 1994 to 1996, overall wool apparel imports to the U.S. increased 8%. Currently, imports of foreign-manufactured woolen and worsted fabrics face strict quotas and high import duties upon entering the United States unless they are produced under the North American Free Trade Agreement ("NAFTA"), or the Caribbean Basin Initiative ("CBI") trade agreements. The Company expects competition from imported garments to continue as apparel makers are increasingly linking the sourcing of their fabrics with the cut, make and sew operations of garment manufacturing to maximize low-cost foreign labor and tariff reductions.

           NAFTA, which became effective in 1994, has resulted in an increasing percentage of garments for sale in the United States, Canada and Mexico being manufactured in Canada or Mexico, taking market share from the Far East. In order for such garments to qualify for duty-free treatment into the United States and Canada, the fabric has to be sourced from the United States, Canada or Mexico. Historically, there has been limited capacity for wool production and garment assembly in Mexico and Canada. While under NAFTA, a Canadian manufacturer is permitted to export high volumes of men's suits into the United States. This activity has had little effect on the Company's overall business since the portion of the Company's business represented by men's suiting fabrics is relatively small. However, in Mexico, certain competitors may be adding capacity for woolen and worsted fabric production and garment packaging. This development may pose greater competitive challenges for the Company as, currently, Mexico benefits from lower labor rates, lower raw wool tariffs and much less stringent environmental regulations.

           The CBI provides reduced duties under the "807" provision. The General Agreement on Trade and Tariffs ("GATT"), reduces tariffs on wool fabric from about 33% to 25% over the next eight years. In exchange for the tariff reduction, market access for products manufactured in the United States to countries that are parties to GATT is improved.

TRADEMARKS. The Company owns the FORSTMANN (R) name, which it uses as a trade name, as a trademark in connection with various merchandise, and as a service mark in the United States. The Forstmann name is also registered in various countries, including Austria, Australia, the Benelux countries, Canada, China, Denmark, France, Germany, Hong Kong, Indonesia, Ireland, Italy, Japan, Norway, Portugal, Spain, Switzerland and the United Kingdom, under International Class
24. In addition, the Company has applied to register the Forstmann name in Sweden. The Company believes that no individual trademark or trade name, is material to the Company's business.

EMPLOYEES. As of December 31, 1997, the Company employed approximately 2,167 hourly-paid, full-time skilled personnel at its plants and approximately 319 additional salaried, supervisory, management and administrative employees. None of the Company's employees is represented by a union or a labor organization. The Company has never experienced a strike and believes that its relations with its employees are good.

ENVIRONMENTAL MATTERS. By the nature of its operations, the Company's manufacturing facilities are subject to various federal, state and local environmental laws and regulations and occasionally have been subject to proceedings and orders pertaining to emissions into the environment.

           DUBLIN, GEORGIA. On December 29, 1995, the Georgia Environmental Protection Division ("EPD") issued separate administrative orders (the
"Administrative Orders") to the Company and to J.P. Stevens & Co., Inc. ("Stevens") which relate to three sites on the Georgia Hazardous Site Inventory
- the "TCE site", the "1,1-DCA site" and another site known as the "Burn Area" - at the Company's Dublin, Georgia facility. The Administrative Orders required the Company and Stevens to submit a compliance status report ("CSR") for these sites that would include, among other things, a description of the release, including its nature and extent, and suspected or known source, the quantity of the release and the date of the release. The CSR would also have to include a determination of cleanup standards (called "risk reduction standards") for the sites and a certification that the sites were in compliance with those standards. Alternatively, the party submitting the CSR could acknowledge that the site was not in compliance with risk reduction standards. Pursuant to the Administrative Orders, if a site is not in compliance with the risk reduction standards, then a Corrective Action Plan (a "Corrective Action Plan") for remediating the release would have to be submitted to EPD.

           Since both the Company and Stevens had been required to perform the same work at all three of these sites, the Company and Stevens agreed to allocate responsibilities between themselves pursuant to an Agreement Concerning Performance of Work (the "Agreement") dated January 24, 1997. The Agreement required the Company to prepare and submit to EPD the CSR for the TCE and 1,1-DCA sites, while requiring Stevens to do the same for the Burn Area site. Stevens has submitted a CSR for the Burn Area site but has not received a response from EPD. The Agreement does not commit either party to perform corrective action at these sites.

           The Company submitted a CSR for the TCE and 1,1-DCA sites, which certified compliance with risk reduction standards for both sites. EPD indicated that it did not agree to the certification with respect to the TCE site. After extensive discussions with EPD concerning the issue, the Company submitted a Corrective Action Plan for the TCE site by letter dated May 15, 1997. By letter dated September 29, 1997, EPD responded to the Corrective Action Plan with a notice of deficiency. The Company submitted a revised Corrective Action Plan on October 31, 1997. The revised Corrective Action Plan calls for continued operation of the Company's existing groundwater recovery system, as well as one additional groundwater recovery well and a groundwater collection trench near the former dry cleaning basement. EPD has not yet responded to the Company's revised Corrective Action Plan.

           TIFTON, GEORGIA. In January 1997, the Company was notified by a potential buyer of the Company's Tifton facility that soil and groundwater samples had been obtained from that facility and that certain contaminants had been identified. Subsequently, through sampling and testing performed by the Company's environmental consultants, the Company confirmed the presence of contaminants in groundwater samples taken at the site. On February 28, 1997, the Company notified EPD of such findings, and the site was placed on the Georgia Hazadous Site Inventory.

           The Company subsequently consummated its sale of the Tifton facility. As part of that transaction, the Company, the Tift County Development Authority as purchaser ("TCDA") and Burlen Corporation as operator ("Burlen") entered into an Environmental Cost Sharing and Indemnity Agreement ("Cost Sharing Agreement"). Under the Cost Sharing Agreement, the Company retained responsibility for remediating certain contamination, to the extent required by law, that originated prior to Burlen's occupancy of the premises. Likewise, the Company assumed the obligation to indemnify TCDA and Burlen in regard to such contamination to the extent that a claim is made by an unaffiliated third party or governmental agency. In exchange, Burlen agreed to pay to the Company the lesser of (1) $150,000 minus any payments already made to the Company (certain expenses had already been shared) to respond to the contamination or (2) one-half of the costs incurred by the Company in response to such contamination. EPD has not yet requested any additional response to conditions at this site.

           At November 2, 1997, the Company had $0.4 million accrued for costs to be incurred in connection with the TCE, 1,1-DCA and Tifton facility environmental matters. The Company, subject to EPD concurring with the Company's Corrective Action Plan relating to the TCE and 1,1-DCA sites, EPD's response to J.P. Stevens' CSR and compliance status certification and EPD's response to the Tifton site, believes the accrual for environmental costs at November 2, 1997 is adequate.

FINANCING AGREEMENTS

           The Company's indebtedness for borrowed money as of November 2, 1997 consisted of amounts outstanding under the Loan and Security Agreement, Deferred Interest Rate Notes (hereinafter defined) a promissory note and certain capital lease obligations.

LOAN AND SECURITY AGREEMENT. In connection with the consummation of the Plan of Reorganization on July 23, 1997, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement provides for a revolving line of credit (including a $10.0 million letter of credit facility), subject to a borrowing base formula, of up to $85 million (the "Revolving Loan Facility") and term loans of approximately $31.5 million (the "Term Loan Facility"). Borrowings on July 23, 1997 of $28.0 million under the Revolving Loan Facility plus the proceeds from the Term Loan Facility were used to repay all borrowings outstanding under the Company's GE Capital DIP Facility (hereinafter defined) and CIT Equipment Facility
(hereinafter defined), repay the principal and a portion of the accrued and unpaid interest due under the Senior Secured Notes (hereinafter defined) and fund other amounts due pursuant to the Plan of Reorganization and the Loan and Security Agreement.

           The Revolving Loan Facility and Term Loan Facility mature on July 22, 2000. If the Company elects to terminate the Revolving Loan Facility prior to April 23, 2000, the Company must pay a termination fee. The fee will be $850,000 if the termination occurs prior to the first anniversary of the Loan and Security Agreement, $637,500 if the termination occurs between the first and second anniversaries of the Loan and Security Agreement and $425,000 if the termination occurs between the second anniversary of the Loan and Security Agreement and April 23, 2000. The Term Loan Facility can be prepaid, at the Company's election, without a termination fee at any time prior to maturity. The Company's obligations under the Loan and Security Agreement are secured by liens on substantially all of the Company's assets.

           Outstanding borrowings (including outstanding letters of credit) under the Revolving Loan Facility cannot exceed the sum of (1) 85% of eligible accounts receivable (including eligible bill and hold receivables which cannot exceed $17.6 million), plus (2) the lesser of $30.0 million or 65% of eligible inventory, less (3) a reserve that is initially $6.5 million and declines by $47,500 each month as payments under the Term Loan Facility are made. Further, the Company's borrowing base is subject to other reserves which may be established from time to time by BABC. At November 2, 1997, the Company's loan availability as defined in the Loan and Security Agreement, in excess of outstanding advances and letters of credit, was approximately $36.0 million.

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

           At November 2, 1997, there were two fixed rate loans of approximately $5.0 million each outstanding under the Revolving Loan Facility, which bore interest at 8.375% per annum through November 28, 1997, and 8.50% per annum through January 28, 1998, respectively. There were two fixed rate loans of approximately $6.0 and $24.0 million outstanding under the Term Loan Facility, which bore interest at 8.875% per annum, through November 28, 1997, and 9.00% per annum, through January 28, 1998, respectively. Further, at November 2, 1997, approximately $327,000 of the Term Loan Facility bore floating rate interest at 9.50% per annum, and approximately $3.4 million of the Revolving Loan Facility bore floating rate interest at 9.0% per annum.

           The Term Loan Facility requires monthly principal payments of approximately $374,000 which began August 31, 1997. Further, the Company is required to pay 50% of "excess cash flow" for each fiscal year, as defined in the Loan and Security Agreement, as long as the outstanding principal balance under the Term Loan Facility is greater than $23.3 million. Such "excess cash flow" payments are due on April 30 of each year following the fiscal year for which an "excess cash flow" payment is due. Such payments are to be applied against the unamortized principal portion of the Term Loan Facility in the inverse order of maturity. The Company anticipates that its "excess cash flow" payment for Fiscal Year 1997, which is due on April 30, 1998, will be approximately $1.4 million.

           In connection with entering into the Loan and Security Agreement, the Company paid BABC approximately $728,000 as an underwriting fee and agreed to pay the financial institutions party to the Loan and Security Agreement an unused line fee of 0.50% per annum on the average unused portion of the Revolving Loan Facility. The Company paid approximately $582,000 as a facility fee to participants in the syndicate to the Loan and Security Agreement. In addition, the Company pays BABC an agency fee of $125,000 per annum, payable monthly commencing August 1, 1997, and pays certain fees in connection with letters of credit. Further, the Company pays BABC a loan administration fee of 0.25% per annum on the principal amount outstanding under the Revolving Loan Facility and Term Loan Facility.

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

DIP FACILITY. In connection with the Bankruptcy Filing, the Company obtained debtor-in-possession ("DIP") financing from General Electric Capital Corporation ("GE Capital") under a revolving credit facility which was approved by the Bankruptcy Court (the "GE Capital DIP Facility"). As noted above, in July 1997, the Company repaid all amounts outstanding under the GE Capital DIP Facility and paid approximately $103,000 in unpaid amendment fees and legal fees and expenses through borrowings under the Loan and Security Agreement.

DEFERRED INTEREST RATE NOTES AND SENIOR SECURED NOTES. Prior to the commencement of its bankruptcy proceeding, the Company issued an aggregate of $30 million of its Senior Secured Notes due October 30, 1997 (the "Senior Secured Notes"). On the Effective Date, the outstanding principal amount of the Senior Secured Notes was repaid in full and the Company issued subordinated floating rate notes (the "Deferred Interest Rate Notes") in respect of accrued but unpaid interest (approximately $1.6 million) due the holders of the Senior Secured Notes. In connection with the issuance of the Deferred Interest Rate Notes, the Company paid a closing fee of approximately $31,400. Further, in accordance with the Plan of Reorganization, the Company paid $157,000 in trustee fees and legal fees and expenses. In December 1997, the Company repaid the Deferred Interest Rate Notes and accrued interest thereon in full through borrowings under the Revolving Loan Facility.

NOTE AND CAPITAL LEASE OBLIGATIONS. In connection with the Company's emergence from bankruptcy, the Company restructured or refinanced certain of its secured capital lease obligations by issuing a promissory note and modifying the terms of certain other capital leases. At November 2, 1997, an aggregate of $3.0 million was outstanding under the note and capital leases with interest rates ranging from 7.5% to 10.75% and varying maturity dates through August 1, 2000.

Item 2.    PROPERTIES

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

          In November 1996, the Company entered into a Contract of Sale with the TCDA, providing for the sale of the Tifton facility for $1.25 million. On July 18, 1997, the sale was consummated and the net proceeds of $1.25 million were applied to a portion of the then outstanding accrued but unpaid interest due to the holders of the Company's Senior Secured Notes. The selling price for the Tifton facility was $1.1 million below the net book value for the facility and such loss was accrued during Fiscal Year 1996.

          The Company believes that its facilities are adequate for its present needs. Substantially all of the Company's properties, plants and equipment are encumbered by security interests under the Loan and Security Agreement. See "Business --Financing Arrangements" in Item 1. of this Annual Report on Form 10-K.

Item 3.   LEGAL PROCEEDINGS

          The Company is a party to legal actions arising in the ordinary course of business. Other than the Company's bankruptcy proceeding and claims made in connection therewith and environmental matters, the Company has no material pending legal proceedings. See Item 1. "Business - Significant Events" and "Description of Business - Environmental Matters" contained in this Annual Report.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of Fiscal Year 1997, no matters were submitted by the Company to a vote of its shareholders.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

          Prior to October 1995, the Company's Common Stock was traded on the NASDAQ National Market System ("NASDAQ-NMS"), the automated quotation system of The National Association of Securities Dealers, Inc. (the "NASD") under the symbol "FSTM". In October 1995, the NASDAQ National Market System delisted Forstmann & Company, Inc. because the closing price of the Company's Common Stock had been less than $1.00 for more than 30 consecutive days. Since such time, there has been no established public trading market for the Company's Common Stock.

          The following table sets forth the high and low sales prices for the 1997 91-Day Period Ended November 2, 1997 of the Company's Common Stock. There were no over-the-counter market transactions during the 1997 12-Day Period Ended August 3, 1997 (the period from the Effective Date to the end of the Company's third fiscal quarter). These quotations are based on reported over-the-counter market transactions and represent prices between dealers, do not include retail markup or commission and may not necessarily represent actual transactions.

                                             HIGH SALES PRICE   LOW SALES PRICE
          1997 91-Day Period Ended
             November 2, 1997                    $13.50              $11.75

           At January 28, 1998, the Company had 459 record holders of its Common Stock, including CEDE & Company, the nominee of Depository Trust Company, that held 3,766,802 shares of common stock as nominee for an unknown number of beneficial holders.

           Pursuant to the Plan of Reorganization, all general unsecured claims against the Company were converted into 100% of the common stock of the reorganized Company based on a ratio of 50 shares per each $1,000 of allowed unsecured claim. Such shares were not registered under the Securities Act. On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with certain holders of its common stock. The Registration Rights Agreement requires that the Company file a registration statement covering the shares of common stock held by such holders no later than March 31, 1998. The Company is also required to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission and to keep the registration statement effective for a period of two years.

           On October 9, 1997, the Company adopted a shareholders' rights plan (the "Rights Plan") whereby shareholders of record on October 29, 1997 received one right (the "Right(s)") to purchase one share of common stock at an exercise price of $60 for each common share held on the record date. The Rights will become exercisable in the event that any person or group acquires 25% or more of the Company's common shares, or announces a tender offer for 25% or more of the Company's common stock. However, the Rights Plan "grandfathers" positions in the Company's common stock in existence on October 9, 1997 and the ownership by a person or group of 25% or more of the Company's common shares on such date will not trigger the exercisability of the Rights so long as such person or group does not acquire an additional 1% or more of the Company's common shares. Should any "non-grand-fathered" person or group acquire 25% or more of the common shares of the Company, all Rights not held by such person or group will entitle the holders thereof to purchase common shares of the Company at a 50% discount from the then current market price for such common stock. Alternatively, after a person or group crosses the 25% threshold and before such person or group owns 50% or more of the Company's common shares, the Company's Board of Directors may issue one common share in exchange for each right (other than those held by the acquiring person) in lieu of permitting the Rights to be exercised. In the event of a merger of the Company, the Rights Plan requires that the provision be made for the conversion of the Rights into rights to purchase shares of the acquiring person at a 50% discount. The Rights, which have a ten-year term, may be redeemed for $0.01 per Right by the Company at any time prior to the time the Rights become exercisable.

          The Company has not paid, and has no present intention to pay in the foreseeable future, any cash dividends in respect of its Common Stock. The Loan and Security Agreement prohibits the payment of cash dividends. The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would generally depend on the Company's financial condition, results of operations, current and anticipated capital requirements, plans for expansion, if any, restrictions under its then existing credit and other debt instruments and arrangements, and other factors deemed relevant by the Company's Board of Directors, in its sole discretion.

          Except for the securities issued pursuant to the Plan of Reorganization, no sales of equity securities that were not registered under the Securities Act have been made by the Company during the period covered by this Annual Report.

Item 6.  SELECTED FINANCIAL DATA

           Presented below are selected operating statement data for the Reorganized Company 1997 103-Day Period ended November 2, 1997 (as hereinafter defined), the Predecessor Company 1997 261-Day Period ended July 22, 1997 (as hereinafter defined) and the predecessor Company for the fiscal years ended November 3, 1996, October 29, 1995, October 30, 1994 and October 31, 1993. Also presented are selected balance sheet data for the Reorganized Company as of November 2, 1997 and the predecessor Company as of November 3, 1996, October 29, 1995, October 30, 1994 and October 31, 1993. Also, present below are selected operating data for Fiscal Year 1997 (the combined Reorganized Company 1997 261-Day Period Ended November 2, 1997 and the Predecessor Company 1997 261-Day Period Ended July 22, 1997). The selected financial data have been derived from the audited financial statements of the Company, are not covered by the report of the Company's independent auditors and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", below and the Company's Financial Statements (and the related notes and schedules thereto). Due to the effects of the consummation of the Plan of Reorganization and the application of "fresh start" accounting, the operating statement data and balance sheet data for different periods are not necessarily comparable.


                                COMBINED     REORGANIZED                                PREDECESSOR
                                COMPANY        COMPANY                                    COMPANY
                                -------        -------        --------------------------------------------------------------------
                                                1997             1997
                                              103-DAY           261-DAY        FISCAL         FISCAL        FISCAL        FISCAL
                                              PERIOD            PERIOD          YEAR           YEAR          YEAR          YEAR
                                 FISCAL        ENDED             ENDED          ENDED         ENDED         ENDED         ENDED
                                  YEAR        NOVEMBER 2,       JULY 22,      NOVEMBER 3,    OCTOBER 29,   OCTOBER 30,  OCTOBER 31,
                                  1997           1997             1997          1996           1995          1994           1993
                                  ----           ----             ----          ----           ----          ----           ----
OPERATING  STATEMENT  DATA (1):                       (amounts  in  thousands,  except per share and share information)

Net sales                      $ 199,010       $ 57,126      $   141,884   $   195,028   $   222,217   $   237,085   $   233,365
Gross profit                      26,393          7,726(6)        18,667        22,755        26,323        47,852        51,018
Operating income (loss)            9,894          2,965            6,929         3,274          (248)       23,417        26,618
Income (loss) before
reorganization items,
income taxes and
extraordinary gain (loss)          3,213          1,242            1,971        (5,789)      (19,817)        5,900        10,869
Reorganization items (2)          33,796            395           33,401        12,055        10,904          --            --
Income tax (provision)
benefit                              461            461(5)          --            --           4,250        (2,331)       (4,245)
Income (loss) before
extraordinary gain or
(loss)                           (31,044)           386          (31,430)      (17,844)      (26,471)        3,569         6,624
Net income (loss)                 (7,005)           290           (7,295)      (17,844)      (26,471)        3,569         6,624
Income (loss) applicable to
common shareholders               (7,005)           290           (7,295)      (17,844)      (26,701)        3,339         6,415
Per share and share
information:
Income (loss) before
extraordinary gain
(loss) applicable to
common shareholders                  n/a           0.09            (5.59)        (3.18)        (4.75)         0.60          1.15
Income (loss) applicable
to common shareholders               n/a           0.07            (1.30)        (3.18)        (4.75)         0.60          1.15
Weighted average common
shares outstanding                   n/a      4,384,436        5,618,799     5,618,799     5,618,799     5,592,022     5,585,014



                               COMBINED     REORGANIZED                                PREDECESSOR
                                COMPANY        COMPANY                                    COMPANY
                                -------        -------        --------------------------------------------------------------------
                                                1997             1997
                                              103-DAY           261-DAY        FISCAL         FISCAL        FISCAL        FISCAL
                                              PERIOD            PERIOD          YEAR           YEAR          YEAR          YEAR
                                 FISCAL        ENDED             ENDED          ENDED         ENDED         ENDED         ENDED
                                  YEAR        NOVEMBER 2,       JULY 22,      NOVEMBER 3,    OCTOBER 29,   OCTOBER 30,  OCTOBER 31,
                                  1997           1997             1997          1996           1995          1994           1993
                                  ----           ----             ----          ----           ----          ----           ----
OTHER OPERATING DATA (1):                              (amounts in thousands, except per share and share information)
Income before depreciation
and amortization,
reorganization items,
interest expense,
income taxes and
extraordinary gain (loss)         21,088(6)       4,333           16,755        15,236        13,581        37,074        37,946
Net cash flow provided
(used) by operating
activities                         6,573         15,261           (8,688)       36,232        27,473        (1,700)       (3,267)
Net cash flow provided
(used) by investing
activities                           313           (974)           1,287        (1,743)      (14,980)      (13,207)      (16,895)
Net cash flow provided
(used) by financing
activities                        (5,883)       (13,968)           8,085       (34,493)      (12,490)       14,903        13,629

                                                    REORGANIZED                                     PREDECESSOR
                                                      COMPANY                                         COMPANY
                                                    ------------          ---------------------------------------------------------
                                                       AS OF                AS OF            AS OF            AS OF         AS OF
                                                     NOVEMBER 2,          NOVEMBER 2,      OCTOBER 29,     OCTOBER 30,   OCTOBER 31,
                                                      1997(2,4)            1996(2)           1995(2)          1994         1993(4)
                                                     -----------          ----------       ----------      ----------    ----------
BALANCE SHEET DATA (2,3,4):                                                 (amounts in thousands)

Current assets                                         $ 87,192           $  82,058         $116,475        $140,801        $130,172
Property, plant and
equipment, net of
accumulated depreciation
and amortization                                         24,779(5)           65,664           78,784          79,479          76,521
Total assets                                            113,641             149,929          198,203         229,256         215,567
Long-term debt, including
current maturities
of long-term debt
and long-term debt
included in liabilities
subject to compromise                                    48,304             109,031          142,935         158,311         138,859
Senior preferred stock,                                    --                 2,655            2,655           2,425           2,195
redeemable
Shareholders' equity
(deficit)                                                50,631              (9,328)           7,667          35,836          33,890

(1) The Reorganized Company 1997 103-Day Period ended November 2, 1997 consists of the period from July 23, 1997 (the Effective Date) to November 2, 1997. The Predecessor Company 1997 261-Day Period Ended July 22, 1997 consists of the period from November 4, 1996 to July 22, 1997. The year ended November 3, 1996 ("Fiscal Year 1996") consisted of a 53-week period. The years ended October 29, 1995 ("Fiscal Year 1995"), October 30, 1994 ("Fiscal Year 1994") and October 31, 1993
         ("Fiscal Year 1993") consisted of 52-week periods. No cash dividends on the common stock were paid during any of these periods.

(2) On September 22, 1995, the Bankruptcy Filing occurred. The financial statements of the Reorganized Company 1997 103-Day Period ended November 2, 1997 and the Predecessor Company 1997 261-Day Period ended July 22, 1997 and Fiscal Years 1996 and 1995 financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting of Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, professional fees and restructuring charges directly related to the bankruptcy have been segregated from normal operations during each of the applicable periods. Reference is made to
         Note 16 to the Financial Statements for a description of reorganization items.

(3)      The Company revalued its assets and liabilities to fair value as of the
         beginning  of  Fiscal  Year  1993   pursuant  to  the   principles   of
         quasi-reorganization accounting.

(4) In accordance with SOP 90-7, the Company established its reorganization value and adopted "fresh start" accounting. Under the principles of "fresh start" accounting, the Company's total net assets were recorded at assumed reorganization value, which was then allocated to identifiable tangible and intangible assets on the basis of their estimated fair value. In accordance with "fresh start" accounting, the difference between the assumed reorganization value and the aggregate fair value of the identifiable tangible and intangible assets resulted in a reduction in the value assigned to property, plant and equipment. See Note 2 to the Financial Statements.

(5) In accordance with SOP 90-7, an income tax provision not payable in cash was recognized for the Reorganized Company 1997 103-Day Period at an effective income tax rate of 54.43%. Such provision was credited against additional paid-in capital as net operating losses generated during the Predecessor Company 1997 261-Day Period and can be used to offset net taxable income generated during the Reorganized Company's 1997 103-Day Period.

(6) At the Effective Date, the Company adjusted its inventory balances to fair value resulting in the elimination of the LIFO reserve of approximately $2.7 million and a write-up of approximately $3.8 million above the predecessor Company's FIFO cost. Such write-up was credited against reorganization items during the Predecessor Company 1997 261-Day Period. This write up will be allocated to cost of goods sold as the inventory on hand at July 22, 1997 is sold. Approximately $0.7 million was charged to cost of goods sold during the Reorganized Company 1997 Fourth Quarter.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

           Certain matters discussed in this Annual Report are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: demand for the Company's products, competition, the Company's production needs, wool market conditions, the adequacy of the Company's current financing, any unexpected financing requirements, and changes in the general economic climate.

RECENT EVENTS

           The following discussion should be read in conjunction with the Financial Statements and the related notes included in this Annual Report. On September 22, 1995, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). On May 14, 1997, the Company filed its Plan of Reorganization and Disclosure Statement. On May 15, 1997, the Bankruptcy Court entered an order approving the Company's Disclosure Statement and shortly thereafter, the Company began to solicit the vote of its creditors and stockholders with respect to the Plan of Reorganization in accordance with the Bankruptcy Code. On July 9, 1997, the Bankruptcy Court entered an order confirming the Plan of Reorganization. On July 23, 1997 (the "Effective Date"), the Plan of Reorganization was consummated by the Company.

           Pursuant to the Plan of Reorganization, all general unsecured claims against the Company were converted into 100% of the common stock in the reorganized Company based on a ratio of 50 shares per each $1,000 of allowed unsecured claims. Secured claims against the Company aggregating approximately $60.1 million were either refinanced, reinstated or restructured as more fully described in Note 8 to the Financial Statements. Further, pursuant to the Plan of Reorganization, administrative claims (which includes reclamation claims and approved professional fees), priority claims and convenience claims (unsecured claims in the amount of $400 or less) were paid in full. See Note 1 to the Financial Statements for a more detailed description of the effects of the consummation of the Plan of Reorganization.

           In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company established its reorganization value and adopted "fresh start" accounting. See Note 2 to the Financial Statements for a description of the methodology used to determine the Company's reorganized value and the affect of adopting "fresh start" accounting. As a result of the consummation of the Plan of Reorganization and the application of "fresh start" accounting, the Company was required to report its financial results for the fifty-two weeks ended November 2, 1997 in two separate periods in this Annual Report.

           The following table describes the periods presented in the Financial Statements and related notes contained elsewhere in this Annual Report and discussed herein:

      PERIOD                              REFERRED TO AS
      Results for the Reorganized
         Company From July 23, 1997
         to November 2, 1997          "Reorganized Company 1997 103-Day Period"

      Results for the Reorganized
         Company From August 4, 1997
         to November 2, 1997          "Reorganized Company 1997 Fourth Quarter"

      Results for the Predecessor
         Company From November 4,
         1996 to July 22, 1997        "Predecessor Company 1997 261-Day Period"

      Combined Reorganized Company
         1997 103-Day Period and
         Predecessor Company 1997
         261-Day Period (Results for
         the Fifty-Two Weeks Ended
         November 2, 1997)            "Fiscal Year 1997"

      Results for the Predecessor
         Company Fifty-Three Weeks
         Ended November 3, 1996       "Fiscal Year 1996"

      Results for the Predecessor
         Company Fifty-Two Weeks
         Ended October 29, 1995       "Fiscal Year 1995"

           Due to the effects of the consummation of the Plan of Reorganization and application of "fresh start" accounting, results for the periods defined above are not necessarily comparable.

RESULTS OF OPERATIONS

           The discussion below compares the results of operations for Fiscal Year 1997 to Fiscal Year 1996 and Fiscal Year 1996 to Fiscal Year 1995. Except as indicated, management believes that the impact of the Plan of Reorganization and the application of "fresh start" accounting did not significantly affect the results of operations for Fiscal Year 1997. Further, management believes that the combined operating results of the Reorganized Company 1997 103-Day Period and the Predecessor Company 1997 261-Day Period are indicative of the results of operations for Fiscal Year 1997 (fifty-two weeks ended November 2, 1997) taken as a whole. Due to the effects of the consummation of the Plan of Reorganization and the application of "fresh start" accounting, results for Fiscal Year 1997 are not necessarily fully comparable to the results for Fiscal Year 1996 and Fiscal Year 1995.

           The application of "fresh start" accounting resulted in property, plant and equipment being written down by $28.6 million, which will result in an approximate $6.4 million reduction in annual depreciation expense. Further, annual amortization expense will be approximately $0.3 million lower, as a result of the Company writing off certain intangible assets (primarily deferred software development costs) and certain other assets and liabilities associated with the Company's headquarters lease. The write off of the intangible assets occurred during the Predecessor Company 1997 261-Day Period and was charged to operations ($0.9 million to cost of goods sold and $0.3 million to selling, general and administrative expenses). The write off of certain other assets and liabilities associated with the Company's headquarters lease was charged to reorganization items during the Predecessor Company 1997 261-Day Period ($0.9 million). In addition, as described in Note 8 to the Financial Statements, the Company incurred additional deferred financing costs in connection with entering into the Loan and Security Agreement and other financing arrangements and wrote off certain deferred financing costs associated with the debt restructuring. The write off of deferred financing costs ($0.2 million) was charged to reorganization items during the Predecessor Company 1997 261-Day Period.

           THE 1997 FIFTY-TWO WEEKS ENDED NOVEMBER 2, 1997 ("FISCAL YEAR 1997") COMPARED TO THE FIFTY-THREE WEEKS ENDED NOVEMBER 3, 1996 ("FISCAL YEAR 1996").

           Net sales in Fiscal Year 1997 were $199.0 million, an increase of $4.0 million or 2.0% from Fiscal Year 1996. Total yards of fabric sold increased 3.7% during Fiscal Year 1997. The increase in sales was primarily attributable to increases in women's outerwear (coating), men's wear (both woolen and worsted) and government fabric sales. Such increases in sales during Fiscal Year 1997 were partly offset by declines in sales of women's wear fabrics and the effect of the strategic decision during Fiscal Year 1996 to discontinue certain product lines (career uniforms, converting and international). Due to this shift in product mix, the average per yard selling price declined to $7.33 during Fiscal Year 1997 from $7.45 in Fiscal Year 1996. Excluding government sales of $10.1 million in Fiscal Year 1997 and $8.9 million in Fiscal Year 1996, net sales increased 1.5% during Fiscal Year 1997 compared to Fiscal Year 1996.

           The decline in women's wear sales was the result of a decline in women's worsted fabric sales, which was somewhat offset by an increase in women's woolen fabric sales. The increase in woolen fabric sales is attributable to the favorable market conditions for women's woolen fabrics, improved market conditions for domestic suppliers of women's outerwear and reduced pressure from import of women's outerwear. Although men's wear fabric sales increased during Fiscal Year 1997, the Company expects women's and men's worsted fabric sales in the future to encounter stiffer competitive pressures due to the continuing over-capacity in domestic worsted wool manufacturing. Throughout the past few years, the domestic demand for men's worsted fabrics has declined as a result of the on-going shift from tailored men's apparel to "Casual Friday" wear. This trend is expected to continue and result in additional excess worsted wool manufacturing capacity, both domestically and world-wide. Further, the women's apparel market is extremely price sensitive and subject to changes in fashion trends, which recently have been moving away from worsted fabrics to other fibers and blends. Accordingly, the Company expects the men's and women's worsted fabric business to remain very competitive in the future. Further, based on the backlog of government orders at November 2, 1997 and the timing of expected future government requests for competitive bids, the Company expects the sale of government fabrics to be lower in fiscal year 1998 compared to Fiscal Year 1997.

           During Fiscal Year 1996, in order to differentiate itself from its domestic and foreign competitors, the Company began to emphasize on-time delivery and customer service. Management believes that this focus, which is continuing, when coupled with efforts to maintain existing customer relationships and competitive pricing, will enable the Company to respond effectively to increased competitive pressures.

           Cost of goods sold in Fiscal Year 1997 was $172.6 or approximately the same as in Fiscal Year 1996 when cost of goods sold was $172.3 million. Gross profit in Fiscal Year 1997 increased to $26.4 million or $3.6 million higher than Fiscal Year 1996. The gross profit margin was 13.3% for Fiscal Year 1997 as compared to 11.7% for Fiscal Year 1996.

           The Company's reduction of inventory levels in Fiscal Years 1997 and 1996 resulted in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years which increased gross profit by $0.5 million and $2.2 million, respectively. The effect of the liquidation of LIFO inventory layers in Fiscal Year 1997 was recognized during the Predecessor Company 1997 261-Day Period. At the Effective Date, the Company adjusted its inventory balances to fair value resulting in the elimination of the LIFO reserve of approximately $2.7 million and a write-up of approximately $3.8 million above the predecessor Company's FIFO cost. Such write-up was credited against reorganization items during the Predecessor Company 1997 261-Day Period and will be allocated to cost of goods sold as the inventory on hand at the Effective Date is sold. Approximately $0.7 million was charged to cost of goods sold during the Reorganized Company 1997 Fourth Quarter.

           The improvement in gross profit in Fiscal Year 1997 is attributable to improved manufacturing efficiencies and shifts in product mix. As described above, during the Predecessor Company 1997 261-Day Period, certain intangible assets were written off and certain plant and equipment which was idled was written down to fair value. This resulted in the recognition of approximately $1.3 million in depreciation and amortization expense in the Predecessor Company 1997 261-Day Period which was offset by $1.6 million in lower depreciation and amortization costs during the Reorganized Company 1997 103-Day Period due to "fresh start" accounting. As a result of "fresh start" accounting, management expects depreciation and amortization charged to cost of goods sold to be $5.5 million lower in fiscal year 1998 than Fiscal Year 1997.

           Included in cost of goods sold in Fiscal Year 1997 is the effect of $2.2 million in higher group medical claims due to the Company's self-insured health care plan experiencing approximately 28 individual claims in excess of $50,000 whereas, in Fiscal Year 1996 only 4 individual claims in excess of
$50,000 were realized. The Company expects this unfavorable trend in the Company's self-insured health care plan to continue. The Company has taken certain action designed to contain its health care costs, including increasing employees' contributions, enhancing the physician and hospital network participation and engaging a third party health care cost containment specialist. These actions are designed to mitigate the effect of higher health care claims in fiscal year 1998.

           Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 12.5% or $2.3 million to $15.9 million in Fiscal Year 1997, as compared to $18.1 million in Fiscal Year 1996. This decrease is primarily due to lower human resources related expenses and professional fees. Since the Bankruptcy Filing, the Company has continued to streamline its organization structure and reduce its overhead to be more responsive to customer needs and more closely match selling, general and administrative expenses to market conditions and expectations. These decreases, among others, were partially offset by higher incentive compensation expense, which was related to the Company's retention and confirmation bonus plan.
Further, depreciation and amortization charged to selling, general and administrative expense was approximately $231,000 lower primarily as a result of the effects of lowering the value of property, plant and equipment in connection with "fresh start" accounting.

           The provision for uncollectible accounts decreased from $1.4 million in Fiscal Year 1996 to $0.7 million in Fiscal Year 1997. Such decrease primarily occurred during the Predecessor Company 1997 261-Day Period. The Company is currently negotiating a non-notification factoring arrangement to cover certain of its larger customers. The arrangement is designed to protect the Company from a catastrophic loss should one or more of the Company's larger customers be unable to pay the Company when their obligations to the Company become due. This program is expected to cost in excess of $400,000 annually. Accordingly, management believes that its costs of collecting and protecting its accounts receivable will be higher in fiscal year 1998 than in Fiscal Year 1997.

           Interest expense for Fiscal Year 1997 decreased $2.4 million or 26.3% to $6.7 million, as compared to $9.1 million for Fiscal Year 1996. This decrease is primarily attributable to lower average borrowings under the Company's credit facilities which was facilitated by decreased working capital needs mainly due to the further reduction in inventories. Further, due to the refinancing and debt restructuring described above, amortization expense during Fiscal Year 1997 was $0.3 million lower.

           As a result of the foregoing, income before reorganization items, income tax and extraordinary item for Fiscal Year 1997 improved $9.0 million to $3.2 million from a loss before reorganization items, income tax and extraordinary item of $5.8 million for Fiscal Year 1996. Income before depreciation and amortization, reorganization items, interest expense, income taxes and extraordinary item during Fiscal Year 1997 was $21.8 million as compared to $15.2 in Fiscal Year 1996.

           Reorganization items which are more fully described in Note 16 to the Financial Statements were $33.8 million in Fiscal Year 1997 as compared to $12.1 million in Fiscal Year 1996. Included in Fiscal Year 1997 is the "fresh start" accounting adjustment of $28.6 million to adjust the carrying value of property, plant and equipment in accordance with SOP 90-7, a loss on sale of $2.9 million on certain unerected equipment at the Company's former Tifton facility, a credit of $6.5 million to adjust inventory to fair market value in accordance with SOP 90-7, the write off of certain assets and liabilities of $1.7 million, net associated with the Company's current and former headquarters lease, the rejection of certain pre-petition contracts of $1.6 million, and the write off of certain deferred financing costs of $0.2 million related to the refinancing and restructuring described below in "Financial Condition, Liquidity and Capital Resources".

           During Fiscal Year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. For the Predecessor Company 1997 261-Day Period and Fiscal Year 1996, no income tax benefit was recognized from the realization of net operating losses. In accordance with SOP 90-7, an income tax provision not payable in cash was recognized in the Reorganized Company 1997 103-Day Period at an effective income tax rate of 54.43%. The income tax provision not payable in cash was credited against additional paid-in capital as net operating losses generated during the Predecessor Company 1997 261-Day Period can be used to offset net tax able income, if any, generated during the Reorganized Company's 1997 103-Day Period.

           As a result of the consummation of the Plan of Reorganization which resulted in the exchange of the general unsecured claims against the Company for equity in the reorganized Company, as more thoroughly described in Note 1 to the Financial Statements, the Company recognized an extraordinary gain on debt discharge of $24.1 million during the Predecessor Company 1997 261-Day Period which was offset by additional costs associated with the debt discharge of $0.1 million which was recognized during the Reorganized Company 1997 103-Day Period. The Company had sufficient net operating loss carry forwards to offset this gain and therefore, no income tax was recorded.

          THE FIFTY-THREE WEEK PERIOD ENDED NOVEMBER 3, 1996 ("FISCAL YEAR 1996") COMPARED TO THE FIFTY-TWO WEEK PERIOD ENDED OCTOBER 29, 1995 ("FISCAL YEAR 1995").

          Net sales in Fiscal Year 1996 were $195.0 million, a decrease of $27.2 million or 12.2% from Fiscal Year 1995. Total yards of fabric sold decreased 12.5% during Fiscal Year 1996. The decline in sales was primarily attributable to a decline in sales of women's wear and men's wear fabrics which were somewhat offset by increases in women's outerwear (coating), specialty and government fabrics. Due to this shift in product mix, the average per yard selling price increased to $7.45 in Fiscal Year 1996 from $7.42 in Fiscal Year 1995. The decline in men's wear fabrics reflected the shift from tailored men's wear to "Casual Friday" wear. The decrease in sales in the women's apparel business reflected the Company's more focused product offerings in response to a more competitive, price sensitive market. Sales of women's outerwear fabrics during Fiscal Year 1996 increased approximately 4.4% over Fiscal Year 1995 due to lower outerwear inventories at retail and less impact by imports from Eastern Europe during Fiscal Year 1996. Specialty fabric sales increased approximately 15.4%, as sales of baseball cap fabric returned to historical levels as the effects of the baseball strike in 1994/1995 subsided during the Company's Fiscal Year 1996. Excluding government sales of $8.9 million during Fiscal Year 1996 and $3.7 million in Fiscal Year 1995, net sales declined 14.8% in Fiscal Year 1996 compared to Fiscal Year 1995.

          Cost of goods sold decreased $23.6 million to $172.3 million in Fiscal Year 1996. Gross profit declined $3.6 million or 13.6% to $22.8 million in Fiscal Year 1996 and the gross profit margin declined to 11.7% in Fiscal Year 1996 from 11.8% in Fiscal Year 1995. The Company's reduction of inventory levels in Fiscal Year 1996 resulted in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years which increased gross profit $2.2 million in Fiscal Year 1996. The decline in gross profit primarily related to increased wool prices that were not recovered through higher selling prices and reduced manufacturing operations which were not directly offset by reductions in fixed costs. The Company reduced fixed manufacturing costs during Fiscal Year 1996 to offset reduced manufacturing levels. As these cost reductions were implemented in stages throughout Fiscal Year 1996, the full effect of the savings were not realized in Fiscal Year 1996.

          Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 22.2% to $18.1 million in Fiscal Year 1996 as compared to $23.3 million in Fiscal Year 1995. The majority of the decrease related to organizational changes implemented during Fiscal Year 1996 which resulted in a leaner corporate organization, particularly in marketing and product development functions. The Company also achieved reductions in other human resource costs and administrative expenses. In Fiscal Year 1996 there was no severance expense included in selling, general and administrative expenses, whereas, in Fiscal Year 1995 over $1.3 million was expensed for severance. Fiscal Year 1996 results included $0.9 million accrued in connection with a confirmation and retention program and a financial consulting service agreement, while Fiscal Year 1995 results included approximately $1.0 million in higher costs associated with the relocation of the Company's corporate and marketing offices.

          The provision for uncollectible accounts decreased from $2.9 million in Fiscal Year 1995 to $1.4 million in Fiscal Year 1996. Such decrease was primarily attributable to a decrease in the Company's sales of $27.2 million in Fiscal Year 1996 when compared to Fiscal Year 1995. Further, the Company's allowance for doubtful accounts in Fiscal Year 1995 was increased due to the bankruptcy filing of two of the Company's men's wear customers, whereas no significant customers of the Company filed for bankruptcy protection in Fiscal Year 1996.

          Interest expense in Fiscal Year 1996 was $9.1 million compared to $19.6 million in Fiscal Year 1995. This decrease was primarily due to the Company ceasing to accrue interest on the approximately $56.6 million in principal amount of its Subordinated Notes outstanding as a result of the Bankruptcy Filing and a significant reduction in the Company's borrowings under the DIP Facility due to reduced inventory levels and capital expenditures throughout Fiscal Year 1996.

          As noted above, the Company instituted a strategic planning process during its bankruptcy, which led to significantly reducing its product offerings, manufacturing production levels and capital spending plans (including those for computer information systems). As a result of such events, certain assets of the Company were rendered surplus or obsolete in Fiscal Years 1996 and 1995. During Fiscal Year 1996, the Company increased inventory market reserves by $10.7 million of which $3.5 million was charged to reorganization expense in connection with the Company's assessment and evaluation of its business strategy which resulted in the Company continuing to reduce its product offerings. Certain yarn inventories which had been previously identified as surplus or obsolete inventory were sold for its net carrying value which was $4.9 million below its gross inventory value. The sale transactions resulted in a release of yarn inventory market reserves of $4.9 million and did not give rise to any loss during Fiscal Year 1996 as a significant portion had been written down during the Company's fourth quarter in Fiscal Year 1995. During Fiscal Year 1996, the Company also announced its intention to close manufacturing operations in the Tifton facility. Such closing was completed in November 1996 (see Note 5 to the Financial Statements). These expenses have been reflected in the Company's financial statements as reorganization items in the periods incurred. As a result of the Bankruptcy Filing and the Company's operational restructuring, during Fiscal Year 1996, the Company incurred $4.1 million in professional fees, accrued $1.1 million in connection with the expected loss from the sale of the Tifton facility, recognized $1.1 million in additional interest expense as a result of being in default of the Senior Secured Notes, realized a loss of $0.9 million due to the rejection and amendment of certain executory contracts, wrote down barter credits by $0.5 million and incurred $0.9 million in other reorganization items. All of these costs and write offs have been accounted for as reorganization items in accordance with SOP 90-7.

          The Company's effective tax rate was 13.8% for Fiscal Year 1995. The Company did not recognize an income tax benefit in Fiscal Year 1996 as no further amount of net operating losses could be carried back. To the extent the Company had net deferred tax assets at November 3, 1996, the Company, during Fiscal Year 1996, established a valuation allowance to reduce such net deferred tax assets to zero.

          As a result of the foregoing, the Company realized a net loss of $17.8 million in Fiscal Year 1996 compared to a net loss of $26.5 million in Fiscal Year 1995.

          Preferred stock in-kind dividends and accretion to redemption value was $230,000 in Fiscal Year 1995 and zero in Fiscal Year 1996. The Company stopped accruing the dividend under the redeemable preferred stock and accreting the recorded balance to redemption value as a result of the Bankruptcy Filing. As a result of the foregoing, the Company's loss applicable to common shareholders was $17.8 million in Fiscal Year 1996, compared to loss applicable to common shareholders of $26.7 million in Fiscal Year 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           The implementation of the Plan of Reorganization, which is discussed in Note 1 to the Financial Statements, significantly deleveraged the Company's balance sheet and, enhanced the Company's borrowing availability and the implementation of "fresh start" accounting significantly lowered annual depreciation and amortization expense. In addition, since the Bankruptcy Filing, in response to continuing changes in market conditions, management of the Company has formulated and implemented a business plan that focuses on significantly reducing product offerings; tightening management of inventory levels; enhancing cost controls; and reducing capital expenditures. All of these actions have improved the Company's cash flows from operations and in total during Fiscal Year 1997.

           On the Effective Date, as described in Note 8 to the Financial Statements, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement provides for a Revolving Loan Facility (including a $10.0 million letter of credit facility), subject to a borrowing base formula and certain borrowing base limitations, of up to $85 million and the Term Loan Facility of approximately $31.5 million.

           Proceeds from the Company's operations (as defined) are applied to reduce the principal amount of floating rate borrowings outstanding under the Revolving Loan Facility. Unused portions of the Revolving Loan Facility may be borrowed and reborrowed subject to availability in accordance with the then applicable commitment and borrowing base limitations. At November 2, 1997, the Company's availability, net of outstanding advances, letters of credit and reserves, under the Revolving Loan Facility was approximately $36.0 million. The Company believes that cash generated from operations and borrowings under the Revolving Loan Facility will be sufficient to fund its working capital and capital expenditures requirements during fiscal year 1998 and the near future. However, expected cash flow from operations is dependent upon achieving sales expectations during fiscal year 1998, which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Further, the collectibility of accounts receivable is dependent upon the state of the economy and, in particular, the financial condition of the apparel industry. Also, continuing refinement of the Company's strategies in response to evolving circumstances could materially change the Company's working capital and capital expenditures requirements.

           The Company's sales order backlog at January 4, 1998 was $51.5 million, a decrease of $8.5 million from the comparable period one year ago. Excluding government orders, which historically have yielded lower gross profit margins, the backlog at January 4, 1998 was $50.5 million or $0.8 million greater than the comparable period one year ago. The increase in the backlog, excluding government orders, is primarily attributable to an increase in coating fabric orders which was partly offset by a decline in women's wear fabric orders, particularly in worsted fabrics. As discussed above, management expects the men's and women's worsted fabric business to remain very competitive in the future. Further, the Company expects the sale of government fabrics to be lower in fiscal year 1998 compared to Fiscal Year 1997. Historically, government fabric orders have been taken, in part, to balance overall worsted fabric manufacturing operations.

           Based on these trends (increased competitive pressures in the worsted market, the decline in the backlog of government orders and management's expectations as to the level of government orders to be awarded to the Company during fiscal year 1998 and the effect of the discontinued product lines), the Company expects sales revenues in fiscal year 1998 to be between 15% to 20% lower than in Fiscal Year 1997. Accordingly, the Company is implementing plans which are intended to align its costs during fiscal year 1998 with the decline in sales anticipated in fiscal year 1998. However, there can be no assurance as to the level of sales that will actually be attained in fiscal year 1998, as sales are dependent on market conditions and other factors beyond the Company's control, nor can there be assurance that the Company's cost reduction will be implemented successfully.

           In connection with the Plan of Reorganization, the Company adopted a business plan focusing on significantly reducing product offerings, tightening management of inventory levels, enhancing cost controls and reducing capital expenditures. This business plan was substantially implemented during Fiscal Year 1997. Management, as a part of its strategic planning, will continue to examine alternative approaches to further rationalize the Company's product line, to effect cost savings, to adapt the Company's business to changes in its markets and to find new markets. These alternatives may include the discontinuance of certain product lines to be determined, the possible outsourcing of certain manufacturing processes and the realignment of staff functions.

           The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for apparel manufacturers to produce apparel for retail sale during the fall and winter months. This results in a seasonal sales order and billing pattern which historically generates higher sales during the Company's second and third fiscal quarters compared to the Company's first and fourth quarters. This sales pattern places seasonal constraints on the Company's manufacturing operations which results in increased working capital requirements in the Company's first fiscal quarter relating to the manufacture of certain components of inventory which are sold in the Company's second and third fiscal quarters. The seasonal sales and order pattern also results in increased levels of accounts receivable due to the larger sales volume and "dated" sales to coating fabric customers which allows for payment sixty (60) days from July 1 for invoices billed in January through June.

           Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under the Revolving Loan Facility will tend to increase during the first three fiscal quarters of the Company's fiscal year until the fourth quarter, when at year-end, borrowings tend to be the lowest. However, for the reasons indicated above, borrowings during various times within fiscal year 1998 may be higher than comparable periods within Fiscal Year 1997.

CURRENCY RISKS

           The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. The Company expects wool costs during fiscal year 1998 to be slightly higher than in Fiscal Year 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

           In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share". SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock and requires the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period being reported. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted on the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and all prior-period EPS data presented must be restated. Adoption of SFAS 128 is not expected to be material to the Company's results of operations.

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will provide the comprehensive income statement required by SFAS.

           In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, under SFAS 131, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 also requires that a public business enterprise report descriptive information about the way operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that it has reportable segments as defined by SFAS 131.

          The Company is in the process of updating or replacing its computerized systems to ensure its systems are "Year 2000" compliant and to improve the Company's overall manufacturing, planning and inventory related systems. The Company is utilizing both internal and external resources to upgrade or replace its existing computerized systems. Currently, the Company estimates that the total cost of upgrading or replacing its existing systems is approximately $2.3 million. Costs associated with upgrading existing systems to address the "Year 2000" will be expensed in the period incurred, whereas costs associated with the replacement of existing systems will be capitalized in the period incurred. During fiscal year 1998, the Company expects to expense $0.3 million in costs associated with upgrading its existing systems to make it Year 2000 complaint and capitalize $1.5 million in costs associated with the replacement of existing systems.

          The Company expects its "Year 2000" upgrade project and the replacement of its manufacturing, planning and inventory related systems to be completed on a timely basis. During Fiscal Year 1997 the Company expensed less than $0.1 million associated with system upgrades and capitalized $0.4 million associated with the replacement of certain computerized systems.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


Independent Auditors' Report..................................................34

Balance Sheets for the Reorganized Company as of November 2, 1997
and the Predecessor Company as of November 3, 1996 and October 29, 1995.......36

Statements  of  Operations  for the  Reorganized  Company  103-Day
Period Ended November 2, 1997, the Predecessor Company 261-Day Period
Ended July 22, 1997 and the Predecessor Company Fifty-Three Weeks Ended
November 3, 1996 and Fifty-Two Weeks Ended October 29, 1995...................38

Statements  of Cash  Flows for the  Reorganized  Company  103-Day
Period  Ended November 2, 1997, the Predecessor Company 261-Day
Period Ended July 22, 1997 and the Predecessor Company Fifty-Three
Weeks Ended November 3, 1996 and Fifty-Two Weeks Ended October 29, 1995.......39

Statements  of  Shareholders'  Equity  (Deficit)  for  the
Predecessor  Company Fifty-Two Weeks Ended October 29, 1995,
Fifty-Three Weeks Ended November 3, 1996 and  the  Predecessor
Company  261-Day  Period  Ended  July  22,  1997  and the Reorganized
Company 103-Day Period Ended November 2, 1997.................................43

Notes to Financial  Statements for the Reorganized  Company 103-Day
Period Ended November 2, 1997 and the Predecessor  Company 261-Day
Period Ended July 22, 1997 and the Predecessor Company Fifty-Three
Weeks Ended November 3, 1996 and Fifty-Two Weeks Ended October 29, 1995.......45

Schedule II
Supplemental Financial Statement Schedule for the Fifty-Two Weeks Ended
October 29, 1995, the Fifty-Three Weeks Ended November 3, 1996 and the
Fifty-Two Weeks Ended November 2, 1997........................................78

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Forstmann & Company, Inc.:


We have audited the accompanying financial statements of Forstmann & Company, Inc. (the "Company") for the following periods:

                                       PERIOD(S) COVERED
FINANCIAL STATEMENTS       REORGANIZED COMPANY           PREDECESSOR COMPANY

Balance Sheet              November 2, 1997              November 3, 1996

Statement of Operations    Period from July 23, 1997     Period from November 4,
                           to November 2, 1997           1996 to July 22, 1997

                                                         Fifty-three weeks
                                                         ended November3, 1996
                                                         and fifty-two weeks
                                                         ended October 29, 1995

Statement of Cash Flows    Period from July 23, 1997     Period from November 4,
                           to November 2, 1997           1996 to July 22, 1997


                                                         Fifty-three weeks
                                                         ended November 3, 1996
                                                         and fifty-two weeks
                                                         ended October 29, 1995

Statement of Changes in    Period from July 23, 1997     Period from November 4,
Shareholders' Equity       to November 2, 1997           1996 to July 22, 1997
(Deficit)
                                                         Fifty-three weeks
                                                         ended November 3, 1996
                                                         and fifty-two weeks
                                                         ended October 29, 1995

Our audits also include the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at November 2, 1997 and November 3, 1996, and the results of its operations and its cash flows for the period July 23, 1997 to November 2, 1997, the period November 4, 1996 to July 22, 1997, the fifty-three weeks ended November 3, 1996 and the fifty-two weeks ended October 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information as set forth therein.

As discussed in Note 2 to the financial statements, on July 9, 1997 the Bankruptcy Court entered an order confirming the Company's plan of reorganization which became effective after the close of business on July 22, 1997. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.




DELOITTE & TOUCHE LLP
Atlanta, Georgia
December 19, 1997

FORSTMANN & COMPANY, INC.
BALANCE SHEETS
NOVEMBER 2, 1997 AND NOVEMBER 3, 1996

                                                                                      Reorganized                Predecessor
                                                                                        Company                    Company
                                                                                       November 2,                November 3,
                                                              NOTES                       1997                       1996
                                                              -----                       ----                       ----
ASSETS

CURRENT ASSETS:
   Cash                                                                              $    493,000               $     48,000
   Cash restricted for settlement of unpaid claims                                        558,000                       --
   Accounts receivable, net of allowance of
      $458,000 and $4,205,000                                                          42,005,000                 35,890,000
   Inventories                                                  4                      43,210,000                 44,646,000
   Current deferred tax assets                                  9                            --                         --
   Other current assets                                                                   926,000                    224,000
   Property, plant and equipment held for sale                  5                            --                    1,250,000
                                                                                     ------------               ------------
      Total current assets                                                             87,192,000                 82,058,000

Property, plant and equipment, net                              5                      24,779,000                 65,664,000
Other assets                                                    6                       1,670,000                  2,207,000
                                                                                     ------------               ------------
      Total                                                                          $113,641,000               $149,929,000
                                                                                     ============               ============








See notes to financial statements.









                            (continued on next page)

FORSTMANN & COMPANY, INC.
BALANCE SHEETS
NOVEMBER 2, 1997 AND NOVEMBER 3, 1996 (CONTINUED)
                                                                                Reorganized                  Predecessor
                                                                                  Company                      Company
                                                                                 November 2,                  November 3,
                                                              NOTES                 1997                         1996
                                                              -----                 ----                         ----
LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)

CURRENT LIABILITIES:

   Current maturities of long-term debt                        8               $  5,756,000               $  48,389,000
   Accounts payable                                                               3,335,000                   2,173,000
   Accrued liabilities                                         7                 11,371,000                  13,399,000
                                                                               ------------               -------------
      Total current liabilities                                                  20,462,000                  63,961,000

Long-term debt                                                 8                 42,548,000                   4,010,000
Deferred tax liabilities                                       9                       --                          --
                                                                               ------------               -------------
    Total liabilities not subject to compromise                                  63,010,000                  67,971,000

Liabilities subject to compromise                             13                       --                    88,631,000

Commitments and contingencies                                 14

Redeemable  preferred  stock  subject to
   compromise,  $1.00 par value, 100,000
   shares  authorized, 56,867.50  shares
   issued  and  outstanding  (aggregate)
   redemption and liquidation value of $100 per
   share or $5,686,750)                                       10                       --                     2,655,000

SHAREHOLDERS' EQUITY (DEFICIT):                               11

   New common stock, $.01 par value,10,000,000
      shares authorized 4,384,436 shares issued
      and outstanding                                                                43,844                        --
   Old common stock, $.001 par value,20,000,000
      shares authorized, 5,618,799 shares issued
      and outstanding                                                                  --                         5,619
   Additional paid-in capital                                                    50,297,156                  26,564,381
   Excess of additional pension liability
      over unrecognized prior service cost                                             --                    (1,107,000)
   Retained earnings  since July 23, 1997
      and (deficit) since November 2, 1992                                          290,000                 (34,791,000)
                                                                               ------------               -------------
      Total shareholders' equity (deficit)                                       50,631,000                  (9,328,000)
                                                                               ------------               -------------
      Total                                                                    $113,641,000               $ 149,929,000
                                                                               ============               =============

See notes to financial statements.

FORSTMANN & COMPANY, INC.
STATEMENTS OF OPERATIONS
                                                             Reorganized
                                                                Company                           PREDECESSOR COMPANY
                                                             -----------       ---------------------------------------------------
                                                             Period From       Period From
                                                               July 23,         November 4,       Fifty-Three         Fifty-Two
                                                                1997 to           1996 to         Weeks Ended        Weeks Ended
                                                              November 2,         July 22,         November 3,       October 29,
                                                NOTES            1997               1997              1996              1995
                                                -----            ----               ----              ----              ----
Net sales                                                   $57,126,000      $ 141,884,000       $ 195,028,000      $ 222,217,000

Cost of goods sold                                           49,400,000        123,217,000         172,273,000        195,894,000
                                                            -----------      -------------       -------------      -------------
Gross profit                                                  7,726,000         18,667,000          22,755,000         26,323,000

Selling, general and administrative
   expenses                                                   4,296,000         11,576,000          18,129,000         23,310,000

Provision for uncollectible accounts
   and notes receivable                                         458,000            252,000           1,397,000          2,879,000

Loss (gain) from abandonment, disposal
   and impairment of machinery and
   equipment and other assets                       5             7,000            (90,000)            (45,000)           382,000
                                                            -----------      -------------       -------------      -------------
Operating income (loss)                                       2,965,000          6,929,000           3,274,000           (248,000)

Interest  expense  (contractual
   interest of $11,192,000  for the
   Predecessor Company 1997 261-Day
   Period, $17,683,000 for 1996 and
   $20,422,000 for 1995)                            8         1,723,000          4,958,000           9,063,000         19,569,000
                                                            -----------      -------------       -------------      -------------
Income (loss) before reorganization
   Items, income taxes and
   extraordinary gain (loss)                                  1,242,000          1,971,000          (5,789,000)       (19,817,000)

Reorganization items                               16           395,000         33,401,000          12,055,000         10,904,000
                                                            -----------      -------------       -------------      -------------
Income (loss) before income taxes
   and extraordinary item                                       847,000        (31,430,000)        (17,844,000)       (30,721,000)


See notes to financial statements.

                            (continued on next page)

FORSTMANN & COMPANY, INC.
STATEMENTS OF OPERATIONS (CONTINUED)
                                                             Reorganized
                                                               Company                           PREDECESSOR COMPANY
                                                             -----------      -----------------------------------------------------
                                                             Period From       Period From
                                                               July 23,        November 4,        Fifty-Three           Fifty-Two
                                                               1997 to          1996 to           Weeks Ended          Weeks Ended
                                                              November 2,       July 22,           November 3,         October 29,
                                                NOTES            1997             1997               1996                  1995
                                                -----            ----             ----               ----                  ----
Income tax provision:

Not payable in cash (benefit)                       9          461,000                --                  --            (4,250,000)
                                                           -----------        ------------        ------------        ------------
Income (loss) before extraordinary item                        386,000         (31,430,000)        (17,844,000)        (26,471,000)

Extraordinary item - gain (loss) on
   debt discharge                                              (96,000)         24,135,000                --                  --
                                                           -----------        ------------        ------------        ------------
Net income (loss)                                              290,000          (7,295,000)        (17,844,000)        (26,471,000)

Preferred stock in-kind dividends and
   accretion to redemption value                   10             --                  --                  --              (230,000)
                                                           -----------        ------------        ------------        ------------
Income (loss) applicable to common
   shareholders                                            $   290,000        $ (7,295,000)       $(17,844,000)       $(26,701,000)
                                                           ===========        ============        ============        ============
Per share and share information:
   Income (loss) before extraordinary item
      applicable to common shareholders                    $       .09        $      (5.59)       $      (3.18)       $      (4.75)

Extraordinary (loss) gain applicable to
      common shareholders                                  $      (.02)       $       4.29        $       --          $       --
                                                           -----------        ------------        ------------        ------------
   Income (loss) applicable to common
      shareholders                                         $       .07        $      (1.30)       $      (3.18)       $      (4.75)
                                                           ===========        ============        ============        ============
   Weighted average common shares
      outstanding                                            4,384,436           5,618,799           5,618,799           5,618,799
                                                           ===========        ============        ============        ============

See notes to financial statements.

FORSTMANN & COMPANY, INC.
STATEMENTS OF CASH FLOWS
                                                                  Reorganized
                                                                    Company                      PREDECESSOR COMPANY
                                                                  ------------    ------------------------------------------------
                                                                  Period From      Period From
                                                                    July 23,        November 4,      Fifty-Three        Fifty-Two
                                                                    1997 to           1996 to        Weeks Ended       Weeks Ended
                                                                   November 2,        July 22,       November 3,       October 29,
                                                                      1997              1997            1996               1995
                                                                      ----              ----            ----               ----
Net income (loss)                                                $    290,000      $ (7,295,000)     $(17,844,000)     $(26,471,000)
                                                                 ------------      ------------      ------------      ------------
Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
      Depreciation and amortization                                 1,519,000        10,600,000        13,113,000        13,982,000
      Write-off of debt premium                                          --                --                --          (3,531,000)
      Write-off of deferred financing costs                              --             211,000              --           1,005,000
      Income tax not payable in cash                                  461,000              --                --                --
      Income tax benefit                                                 --                --                --          (4,250,000)
      Income tax refunds (payments), net                             (250,000)         (108,000)        2,531,000         1,014,000
      Provision for uncollectible accounts                            458,000           252,000         1,397,000         2,879,000
      Increase (decrease) in market reserves                          721,000        (6,362,000)       (2,249,000)        6,418,000
      Loss  from abandonment, disposal and impairment
         of machinery and equipment and other assets                    7,000         3,305,000         1,782,000         8,199,000
      Non-cash item-beginning profit inventory
         write-down                                                   686,000              --                --                --
      Adjustment of accounts to fair value                               --          22,076,000              --                --
      Extraordinary loss (gain) on debt discharge                      96,000       (24,135,000)             --                --
      Foreign currency transaction loss (gain)                           --              (1,000)           22,000            (2,000)
   Change in current assets and current liabilities:
      Accounts receivable                                          10,301,000       (17,592,000)        6,594,000        10,338,000
      Inventories                                                   3,854,000         9,047,000        27,073,000          (711,000)
      Other current assets                                            182,000          (996,000)          456,000           279,000
      Accounts payable                                               (676,000)        2,028,000           446,000       (11,382,000)
      Accrued liabilities                                          (2,292,000)          795,000         4,190,000        (3,224,000)
   Investment in notes receivable, net                                   --                --                --             (10,000)
   Operating liabilities subject to compromise                        (96,000)         (513,000)       (1,279,000)       32,940,000
                                                                 ------------      ------------      ------------      ------------
Total adjustments                                                  15,136,000        (1,393,000)       54,076,000        53,944,000
                                                                 ------------      ------------      ------------      ------------
   Net cash provided (used) by operating activities                15,261,000        (8,688,000)       36,232,000        27,473,000
                                                                 ------------      ------------      ------------      ------------



See notes to financial statements.

                            (continued on next page)

FORSTMANN & COMPANY, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                  Reorganized
                                                                    Company                      PREDECESSOR COMPANY
                                                                  ------------    ------------------------------------------------
                                                                  Period From      Period From
                                                                    July 23,        November 4,        Fifty-Three        Fifty-Two
                                                                    1997 to           1996 to          Weeks Ended       Weeks Ended
                                                                   November 2,        July 22,         November 3,       October 29,
                                                                      1997              1997              1996               1995
                                                                      ----              ----              ----               ----
Cash flows provided (used) by investing activities:

   Investment in property, plant and equipment                       (857,000)       (1,036,000)         (972,000)      (13,729,000)
   Investment in other assets, principally
      computer information systems                                   (125,000)         (289,000)         (921,000)       (1,361,000)
   Proceeds from disposal of property,
      plant and equipment                                               8,000         2,612,000           150,000           110,000
                                                                 ------------      ------------      ------------      ------------
   Net cash provided (used) by investing activities                  (974,000)        1,287,000        (1,743,000)      (14,980,000)
                                                                 ------------      ------------      ------------      ------------
Cash flows provided (used) by financing activities:
   Net borrowings (repayments) under the
      Revolving Loan Facility                                     (12,855,000)       26,244,000              --                --
   Borrowings under the Term Loan Facility                               --          31,450,000              --                --
   Repayment of the Term Loan Facility                             (1,123,000)             --                --                --
   Net borrowings (repayments) under DIP Facility                        --         (16,017,000)        6,582,000         9,434,000
   Net borrowings (repayments) under GE Capital
      Facility                                                           --                --         (38,626,000)
                                                                                                                        (20,070,000)
   Proceeds from the Term Loan                                           --                --                --           7,500,000
   Repayment of the Term Loan                                            --                --                --          (7,500,000)
   Repayment of  Senior Secured Notes                                    --         (26,909,000)          (91,000)             --
   Borrowing under the CIT Equipment Facility                            --                --                --           2,487,000
   Borrowing under financing arrangements                                --           1,691,000              --                --
   Repayment of CIT Equipment Facility and other
      financing arrangements                                          (99,000)       (6,368,000)       (1,770,000)       (2,900,000)
   Deferred financing costs                                           109,000        (2,006,000)         (588,000)         (572,000)
   Cash paid in connection with  Dissenters'
      Proceeding                                                         --                --                --            (869,000)
                                                                 ------------      ------------      ------------      ------------
      Net cash provided (used) by financing activities            (13,968,000)        8,085,000       (34,493,000)      (12,490,000)
                                                                 ------------      ------------      ------------      ------------
Net increase (decrease) in cash                                       319,000           684,000            (4,000)            3,000
Cash at beginning of period                                           732,000            48,000            52,000            49,000
                                                                 ------------      ------------      ------------      ------------
Cash at end of period                                            $  1,051,000      $    732,000      $     48,000      $     52,000
                                                                 ============      ============      ============      ============
See notes to financial statements.

                            (continued on next page)

FORSTMANN & COMPANY, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                 Reorganized
                                                                    Company                      PREDECESSOR COMPANY
                                                                  ------------    ------------------------------------------------
                                                                  Period From      Period From
                                                                    July 23,        November 4,      Fifty-Three        Fifty-Two
                                                                    1997 to           1996 to        Weeks Ended       Weeks Ended
                                                                   November 2,        July 22,       November 3,       October 29,
                                                                      1997              1997            1996               1995
                                                                      ----              ----            ----               ----
Supplemental schedule of cash flow information:
   Cash paid during the period for interest                        $ 1,520,000     $  5,093,000      $  6,187,000      $ 15,336,000
                                                                   ===========     ============      ============      ============
   Cash (received) paid during the period for
      income taxes , net                                           $   250,000     $    108,000      $ (2,531,000)     $ (1,014,000)
                                                                   ===========     ============      ============      ============
   Cash paid during the period for professional fees
      relating to services rendered in connection with
      the Chapter 11 proceeding and other
      reorganization items paid                                    $ 2,392,000     $  4,019,000      $  4,778,000      $    847,000
                                                                   ===========     ============      ============      ============
Supplemental schedule for non-cash investing
   and financing activities:
      Preferred stock in-kind dividends and accretion
         to redemption value                                       $      --       $       --        $       --        $    230,000
                                                                   ===========     ============      ============      ============
Supplemental schedule of changes in current
   assets and current liabilities:
      Accounts receivable trade, net:
         Decrease (increase) from operations                       $10,301,000     $(17,592,000)     $  6,594,000      $ 10,338,000
         Loss on asset impairment                                         --            466,000              --                --
         Provision for uncollectible accounts                          458,000          252,000         1,397,000         2,879,000
                                                                   -----------     ------------      ------------      ------------
            Net decrease (increase)                                $10,759,000     $(16,874,000)     $  7,991,000      $ 13,217,000
                                                                   ===========     ============      ============      ============
      Inventories:
         Decrease (increase) from operations                       $ 3,854,000     $  9,047,000      $ 27,073,000      $   (711,000)
         Decrease from non-cash barter transaction                        --               --                --           1,704,000
         Decrease from non-cash beginning profit
            inventory write-down                                       686,000             --                --                --
         Increase from fair market valuation                              --         (6,510,000)             --                --
         Increase (decrease) in market reserves                        721,000       (6,362,000)       (2,249,000)        6,418,000
                                                                   -----------     ------------      ------------      ------------
            Net decrease (increase)                                $ 5,261,000     $ (3,825,000)     $ 24,824,000      $  7,411,000
                                                                   ===========     ============      ============      ============



See notes to financial statements.

FORSTMANN & COMPANY, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                           Shares                                       Pension                          Total
                                             Of                        Additional      Liability        Retained      Shareholders'
                                           Common        Common         Paid-In        Over Prior       Earnings        Equity
                                           STOCK         STOCK          CAPITAL       SERVICE COST     (DEFICIT)       (DEFICIT)
                                           ------        ------        ----------     ------------     ---------       ---------
PREDECESSOR COMPANY:
Balance, October 30, 1994                 5,618,799     $  5,619     $ 26,602,381     $  (526,000)    $  9,754,000     $ 35,836,000

Adjustments to quasi
   reorganization                              --           --            (38,000)           --               --            (38,000)

Adjustments to pension
   liability over prior
   service cost                                --           --               --        (1,430,000)            --         (1,430,000)

Loss applicable to
   common shareholders                         --           --               --              --        (26,701,000)     (26,701,000)
                                         ----------     --------     ------------     -----------     ------------     ------------
Balance, October 29, 1995                 5,618,799     $  5,619     $ 26,564,381     $(1,956,000)    $(16,947,000)    $  7,667,000

Adjustments to pension
   liability over prior
   service cost                                --           --               --           849,000             --            849,000

Loss applicable to
   common shareholders                         --           --               --              --        (17,844,000)     (17,844,000)
                                         ----------     --------     ------------     -----------     ------------     ------------
Balance, November 3, 1996                 5,618,799     $  5,619     $ 26,564,381     $(1,107,000)    $(34,791,000)    $ (9,328,000)

Loss for period before debt
   discharge and refinancing
   and fresh start accounting                  --           --               --              --         (8,760,000)      (8,760,000)

Adjustments for:

   Cancellation of old
      common stock and
      old preferred stock                (5,618,799)      (5,619)       2,660,619            --               --          2,655,000

   Discharge of debt                      4,384,436       43,844       62,697,156            --         24,135,000       86,876,000

   Debt refinancing expense                    --           --               --              --           (594,000)        (594,000)

Fresh start accounting adjustments:

   Fair market valuation of assets
      and liabilities                          --           --               --              --        (22,076,000)     (22,076,000)

   Eliminate retained earnings
      deficit and pension liability
      over prior service cost                  --           --        (43,193,000)      1,107,000       42,086,000             --
                                         ----------     --------     ------------     -----------     ------------     ------------
Balance, July 22, 1997                    4,384,436     $ 43,844     $ 48,729,156     $      --       $       --       $ 48,773,000

See notes to financial statements.

                            (continued on next page)

FORSTMANN & COMPANY, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                           Shares                                       Pension                          Total
                                             Of                        Additional      Liability        Retained      Shareholders'
                                           Common        Common         Paid-In        Over Prior       Earnings        Equity
                                           STOCK         STOCK          CAPITAL       SERVICE COST     (DEFICIT)       (DEFICIT)
                                           ------        ------        ----------     ------------     ---------       ---------
REORGANIZED COMPANY:

Adjustments to pension liability
   over prior service cost                     --          --         1,107,000                --           --         1,107,000

Income for period                              --          --              --                  --        290,000         290,000

Income taxes not payable
   in cash                                     --          --           461,000                --           --           461,000
                                          ---------     -------     -----------         -----------     --------     -----------
Balance, November 2, 1997                 4,384,436     $43,844     $50,297,156         $      --       $290,000     $50,631,000
                                          =========     =======     ===========         ===========     ========     ===========


See notes to financial statements.

FORSTMANN & COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE REORGANIZED
COMPANY 1997 103-DAY PERIOD ENDED NOVEMBER 2, 1997 AND THE PREDECESSOR COMPANY 1997 261-DAY PERIOD ENDED JULY 22, 1997, THE FIFTY-THREE WEEKS ENDED NOVEMBER 3, 1996 AND THE FIFTY-TWO WEEKS ENDED OCTOBER 29, 1995

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

          On September 22, 1995, as a result of a decline in the Company's results of operations during Fiscal Year 1995 reflecting, among other factors, rising wool costs, sluggish retail apparel sales, and high debt leverage, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). From September 22, 1995 to July 23, 1997, the Company operated as a debtor-in-possession.

           On May 14, 1997, the Company filed its First Amended Plan of Reorganization (the "Plan of Reorganization") and an accompanying First Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code (the "Disclosure Statement"). On May 15, 1997, the Bankruptcy Court entered an order approving the Company's Disclosure Statement, and shortly thereafter, the Company began to solicit the vote of its creditors and stockholders with respect to the Plan of Reorganization in accordance with the Bankruptcy Code. On July 9, 1997, the Bankruptcy Court entered an order confirming the Plan of
Reorganization. On July 23, 1997 (the "Effective Date"), the Plan of Reorganization was consummated by the Company.

           Pursuant to the Plan of Reorganization, all general unsecured claims against the Company were converted into 100% of the common stock of the reorganized Company based on a ratio of 50 shares per each $1,000 of allowed unsecured claim. Secured claims against the Company aggregating approximately $60.1 million were either refinanced, reinstated or restructured as more fully described in Note 8 to the Financial Statements. In addition, pursuant to the Plan of Reorganization, as of the Effective Date:

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

2.         REORGANIZATION VALUE AND "FRESH START" ACCOUNTING.

           In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company established its reorganization value and adopted "fresh start" accounting as of July 22, 1997.

           Pursuant to SOP 90-7, the total reorganization value of the reorganized Company's assets was determined using several factors and by reliance on various valuation methods, including discounting cash flow, as well as by analyzing market cash flow multiples applied to the Company's pro forma adjusted 12-month trailing cash flows. The factors considered by the Company included:

           (i) Forecasted operating and cash flow results which gave effect to the estimated impact of the restructuring and implementation of the Company's strategic initiatives; limitations on the use of available net operating loss carryovers and other tax attributes resulting from consummation of the Plan of Reorganization and other events;

           (ii) the discounted residual value at the end of the forecast period;

           (iii)     market share and position;

           (iv)      competition and general economic considerations;

           (v)       future potential profitability, and;

           (vi)       the   Company's    seasonality    and   working    capital
                      requirements.

           Based on this analysis, the Company, after consultation with the Company's creditors' committee established by the Bankruptcy Court and an independent firm specializing in reorganizations retained by the creditors' committee, established the Company's reorganization value. Under the principles of "fresh start" accounting, the Company's total net assets were recorded at this assumed reorganization value, which was then allocated to identifiable tangible and intangible assets on the basis of their estimated fair value. In accordance with "fresh start" accounting, the difference between the assumed reorganization value and the aggregate fair value of the identifiable tangible and intangible assets resulted in a reduction in the value assigned to property, plant and equipment. In addition, the Company's accumulated deficit was eliminated.






                            (continued on next page)

           The effect of the Plan of Reorganization and the application of "fresh start" accounting to the Company's condensed balance sheet as of July 22, 1997 was as follows (in thousands):

                                                           Pre-Fresh
                                                            Start             Plan of                          Fresh Start
                                                           Balance         Reorganization     Fair Value         Balance
                                                            Sheet            Adjustments      Adjustment          Sheet
                                                         July 22, 1997          (A)              (B)          July 22, 1997
                                                         -------------     --------------     ----------      -------------
Cash and cash equivalents                                $      48          $    684          $   --            $    732
Accounts receivable                                         52,764              --                --              52,764
Inventory                                                   41,961              --               6,510            48,471
Other current assets                                         1,220              (360)             --                 860
                                                         ---------          --------          --------          --------
   Total current assets                                     95,993               324             6,510           102,827

Property, plant and equipment, net                          53,879              --             (28,586)           25,293
Deferred financing costs                                       794               995              --               1,789
Other assets                                                    91              --                --                  91
                                                         ---------          --------          --------          --------
   Total assets                                          $ 150,757          $  1,319          $(22,076)         $130,000
                                                         =========          ========          ========          ========
Current maturities of long-term debt                     $  53,906          $(48,282)         $   --            $  5,624
Accounts payable                                             3,964              --                --               3,964
Accrued liabilities                                         17,043            (3,378)             --              13,665
                                                         ---------          --------          --------          --------
   Total current liabilities                                74,913           (51,660)             --              23,253

Long-term debt                                               2,690            54,114              --              56,804
Other long-term obligations                                  1,170              --                --               1,170
Liabilities subject to compromise                           87,417           (87,417)             --                --
Redeemable preferred stock                                   2,655            (2,655)             --                --
Stockholders' equity (deficit)                             (18,088)           88,937           (22,076)           48,773
                                                         ---------          --------          --------          --------
   Total liabilities and stockholders' equity            $ 150,757          $  1,319          $(22,076)         $130,000
                                                         =========          ========          ========          ========

      (A)       To record the transactions  consummated  pursuant to the Plan of
                Reorganization   and  eliminate   the  deficit  in   accumulated
                stockholders' deficit.

      (B) To record the adjustments to state assets and liabilities at fair value and adjust for the difference between the assumed reorganization value and the fair value of the identifiable tangible and intangible assets by reducing the value assigned to property, plant and equipment.

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          REORGANIZATION VALUE AND "FRESH START" ACCOUNTING - The Company's financial statements have been prepared in accordance with SOP 90-7.

          FISCAL YEAR - The Company has adopted a fiscal year ending on the Sunday nearest to October 31.

          As a result of the consummation of the Plan of Reorganization and the application of "fresh start" accounting in accordance with SOP 90-7, the Company was required to report its financial results for Fiscal Year 1997 in two separate periods. The following table describes the periods presented in the financial statements and the notes thereto:

PERIOD                                REFERRED TO AS
Results of the Reorganized Company    "Reorganized Company 1997 103-Day Period"
   From July 23, 1997 to
   November 2, 1997

Results for the  Reorganized Company  "Reorganized  Company 1997 Fourth Quarter"
   From August 4, 1997
   to November 2, 1997

Results for the Predecessor Company   "Predecessor  Company 1997 261-Day Period"
   From November 4, 1996
   to July 22, 1997

Combined Reorganized Company          "Fiscal Year 1997"
   1997 103-Day Period and
   Predecessor Company 1997
   261-Day Period (Results for the
   Fifty-Two Weeks Ended
   November 2, 1997)

Results for the Predecessor Company   "Fiscal Year 1996"
   Fifty-Three Weeks Ended
   November 3, 1996

Results for the Predecessor Company   "Fiscal Year 1995"
   Fifty-Two Weeks Ended
   October 29, 1995

          Due to the effects of the consummation of the Plan of Reorganization and application of "fresh start" accounting, results for Fiscal Year 1997 are not necessarily fully comparable to the results for Fiscal Year 1996 and Fiscal Year 1995. Due to the seasonal nature of the Company's business, the results of each of the Reorganized Company 1997 103-Day Period and the Predecessor Company 1997 261-Day Period can not be annualized so as to be indicative of the results for a full fiscal year.

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

          REVENUE RECOGNITION - Generally, sales are recognized when goods are sold and then shipped to the Company's customers. A portion of such sales is made on extended terms of up to 240 days. At November 2, 1997, $1.5 million of sales made on extended terms were included in accounts receivable under terms of specific sales.

          When customers, under the terms of specific orders, request that the Company manufacture, invoice and ship goods on a bill and hold basis, the Company recognizes revenue based on the completion date required in the order and actual completion of the manufacturing process. At the time such goods are ready for delivery, title and risk of ownership pass to the customer. Accounts receivable included bill and hold receivables of $20.2 million at November 2, 1997 and $16.5 million at November 3, 1996.

          One of the Company's customers accounted for approximately 17%, 13% and 14% of the Company's revenues during Fiscal Years 1997, 1996 and 1995, respectively. No other customer of the Company accounted for 10% or more of the Company's revenues in these Fiscal Years 1997, 1996 and 1995.

          ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS - Based on a review and assessment of the collectibility of aged balances included in accounts receivable, the Company establishes a specific allowance for uncollectible accounts. Additionally, the Company establishes a general allowance for uncollectible accounts based, in part, on historical trends and the state of the economy and its effect on the Company's customers. The Company also establishes allowances for estimated sales returns. The Company grants credit to certain customers, most of which are companies in apparel industries. One individual customer's accounts receivable balance represented approximately 23.4% of gross accounts receivable at November 2, 1997 and no other individual customer's accounts receivable balance exceeded 6.1% of gross accounts receivable at November 2, 1997.

          INVENTORIES - Inventories are stated at the lower of cost, determined principally by the last-in, first-out ("LIFO") method, or market.

          PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE - Property, plant and equipment held for sale is stated at the lower of cost or estimated net realizable value.

          PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is recorded at adjusted cost, net of accumulated depreciation and amortization. In conjunction with adoption of "fresh start" accounting, all property, plant and equipment was adjusted to reflect reorganization value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the lease terms of certain capital leased assets. For income tax purposes, accelerated methods of depreciation are used. Maintenance and repairs are expensed when incurred, and renewals or betterments are capitalized. Property, plant and equipment is evaluated on a quarterly basis and written down to net realizable value when management believes that the undepreciated cost can not be recovered through future cash flow.

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

          RECENT ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share". SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock and requires the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period being reported. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted on the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and all prior-period EPS data presented must be restated. Adoption of SFAS 128 is not expected to be material to the Company's results of operations.

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will provide the comprehensive income statement required by SFAS 130.

           In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, under SFAS 131, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 also requires that a public business enterprise report descriptive information about the way operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that it has reportable segments as defined by SFAS 131.

4.        INVENTORIES

          Inventories consist of the following at November 2, 1997 and November 3, 1996 (in thousands):

                                                         1997              1996
                                                         ----              ----

Raw materials and supplies                           $  8,303          $  7,406
Work-in-process                                        27,459            32,007
Finished products                                       8,169            11,595
Less market reserves                                     (721)           (6,362)
                                                     --------          --------
     Total                                             43,210            44,646
Difference between LIFO carrying
  value and current replacement
  cost                                                   --               3,936
                                                     --------          --------
Current replacement cost                             $ 43,210          $ 48,582
                                                     ========          ========

          Market reserves are estimated by the Company based, in part, on inventory age as well as estimated usage.

           During the Predecessor Company 1997 261-Day Period, the Company sold certain yarn inventory which had been previously identified as surplus or obsolete for its net carrying value which was $3.0 million below its gross inventory value. This transaction resulted in a release of yarn inventory market reserves of $3.0 million and did not give rise to any loss during the Predecessor Company 1997 261-Day Period. Additionally, the Company increased market reserves by $0.9 million for inventory related to the converting fabrics product line which had been discontinued as part of the product rationalization effort undertaken in Fiscal Year 1996. Such reserve was necessary as a result of selling price markdowns anticipated to sell off the remaining converting fabrics inventory on hand. This expense was charged to reorganization items during the Predecessor Company 1997 261-Day Period.

          At the Effective Date, the Company adjusted its inventory balances to fair value resulting in the elimination of the LIFO reserve of approximately $2.7 million and a write-up of approximately $3.8 million above the predecessor Company's FIFO cost. Such write-up was credited against reorganization items during the Predecessor Company 1997 261-Day Period and will be allocated to cost of goods sold as the inventory on hand at the Effective Date is sold. Approximately $0.7 million was charged to cost of goods sold during the Reorganized Company 1997 Fourth Quarter.

          During Fiscal Year 1996, the Company increased inventory market reserves by $10.7 million, of which $3.5 million was charged to reorganization expense in connection with the Company's assessment and evaluation of its business strategy which resulted in the Company continuing to reduce its product offerings and rendered many inventory units as either surplus or obsolete. During Fiscal Year 1996, the Company also sold certain yarn inventory which had been previously identified as surplus or obsolete for its net carrying value which was $4.9 million below its gross inventory value. This transaction resulted in a release of yarn inventory market reserves of $4.9 million and did not give rise to any loss during Fiscal Year 1996.

          The reduction of inventory quantities has resulted in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of this liquidation increased gross profit by $0.5 million during the Predecessor Company 1997 261-Day Period and $2.2 million in Fiscal Year 1996.

5.        PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment consist of the following at November 2, 1997 and November 3, 1996 (in thousands):

                                                        1997                1996
                                                        ----                ----
Land                                                $    243          $     840
Buildings                                              4,062             16,391
Machinery and equipment                               21,003             85,977
Construction in progress                                 826              4,685
                                                    --------          ---------
   Total                                              26,134            107,893
Less accumulated depreciation and
  amortization                                        (1,355)           (42,229)
                                                    --------          ---------
        Net                                         $ 24,779          $  65,664
                                                    ========          =========

          Capital lease assets (principally machinery and equipment) at November 2, 1997 and November 3, 1996 were $808,000 and $5,389,000, respectively.
Accumulated amortization related to such capital lease assets at November 2, 1997 and November 3,1996 was $23,000 and $1,173,000, respectively.

          Depreciation  and  amortization  expense of capital  lease  assets was
$9,792,000  for  Fiscal  Year  1997,   $11,417,000  for  Fiscal  Year  1996  and
$11,870,000 for Fiscal Year 1995.

          During Fiscal Year 1996, the Company announced its intention to close its Tifton facility. The closing commenced in late July 1996 and was completed in November 1996. The Company incurred $0.4 million during Fiscal Year 1996 and $0.1 million in expenses during the Predecessor Company 1997 261-Day Period in connection with the relocation of certain of its wool blending machinery and equipment from the Tifton facility to the Dublin facility. These expenses were reflected as reorganization items in the period incurred.

          In November 1996, the Company entered into a Contract of Sale with the Tift County Development Authority (the "TCDA"), providing for the sale of the Tifton facility for $1.25 million. On July 18, 1997, the sale was consummated and the net proceeds of $1.25 million were applied to a portion of the accrued but unpaid interest due to the holders of the Company's Senior Secured Notes. The selling price for the Tifton facility was $1.1 million below the net book value for the facility and such loss was accrued during Fiscal Year 1996.

          In accordance with "fresh start" accounting, the difference between the assumed reorganization value and the fair value of the identifiable tangible and intangible assets resulted in a write-down in the value assigned to property, plant and equipment of $28.6 million. During the Predecessor Company 1997 261-Day Period, the Company adjusted certain impaired property, plant and equipment to its net realizable value. This resulted in a $0.4 million increase in cost of goods sold and a $0.1 million increase in selling, general and administrative expenses during the Predecessor Company 1997 261-Day Period.

          As of November 3, 1996, $4.2 million was included in construction in progress relating to certain unerected equipment located at the Tifton facility. Such equipment was not sold in connection with the sale of the Tifton facility. During the Predecessor Company 1997 261-Day Period, the Company negotiated the return of such equipment to its manufacturer or sold such equipment and recognized a loss of $2.9 million. Such loss is reflected as a reorganization items in the Predecessor Company 1997 261-Day Period.

6.        OTHER ASSETS

           Other assets consist of the following at November 2, 1997 and November 3, 1996 (in thousands):
                                                             1997           1996
                                                           ------         ------
Computer information systems,
  net of accumulated amortization of
  $0 and $2,270                                            $   94         $1,174

Deferred financing costs, net of
  accumulated amortization of
 $164 and $1,874                                            1,520            679

Other, including $0 and $246 of net
   barter credits                                              56            354
                                                           ------         ------
Total                                                      $1,670         $2,207
                                                           ======         ======

          During the Predecessor Company 1997 261-Day Period, the Company evaluated its computer information systems that were being internally developed and concluded that the majority of such previously capitalized costs will not be recovered through future operations and, accordingly, wrote off approximately $1.2 million of such deferred software development costs.

          Also, during the Predecessor Company 1997 261-Day Period, the Company wrote off approximately $0.2 million of deferred financing costs associated with debt agreements that were fully paid in connection with the consummation of the Plan of Reorganization.

          Based upon analysis of planned barter credit use, the Company wrote down its barter credits by $0.2 million during the Predecessor Company 1997 261-Day Period and $0.5 million during Fiscal Year 1996.

7.        ACCRUED LIABILITIES

          Accrued liabilities consist of the following at November 2, 1997 and November 3, 1996 (in thousands):
                                                              1997          1996
                                                           -------       -------
Salaries and wages
Salaries and wages
   (including related payroll taxes)                       $   978       $   987
Incentive compensation                                       2,082         1,289
Vacation                                                     1,729         1,616
Employee benefit plans                                          20           617
Interest on long-term debt                                      62         2,888
Medical insurance claims                                     1,327         1,330
Professional fees                                              355         2,346
Environmental remediation                                      361           339
Deferred rental and other lease obligations                  2,186          --
Other                                                        2,271         1,987
                                                           -------       -------
    Total                                                  $11,371       $13,399
                                                           =======       =======

           See Note 13 to the Financial Statements for accrued liabilities included in Liabilities Subject to Compromise at November 3, 1996.

8.        LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

         Long-term debt consists of the following at November 2, 1997 and November 3, 1996 (in thousands):

                                                          1997             1996
                                                      --------        ---------
Revolving Loan Facility                               $ 13,389        $    --
Term Loan Facility                                      30,327             --
Deferred Interest Rate Notes                             1,571             --
Other note                                                 603             --
Capital lease obligations                                2,414            3,337
GE Capital DIP Facility                                   --             16,017
Senior Secured Notes                                      --             26,909
CIT Equipment Facilities                                  --              6,136
Senior Subordinated Notes                                 --             56,632
                                                      --------        ---------
      Total debt                                        48,304          109,031
Current portion of long-term debt                       (5,756)         (48,389)
Senior Subordinated Notes included in
   Liabilities Subject  to Compromise                     --            (56,632)
                                                      --------        ---------
      Total long-term debt                            $ 42,548        $   4,010
                                                      ========        =========

           REVOLVING LOAN AND TERM LOAN FACILITIES - On July 23, 1997, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement provides for a revolving line of credit (including a $10.0 million letter of credit facility), subject to a borrowing base formula, of up to $85 million (the "Revolving Loan Facility") and term loans of approximately $31.5 million (the "Term Loan Facility").

           Borrowings on July 23, 1997 of $28.0 million under the Revolving Loan Facility, plus the proceeds from the Term Loan Facility, were used to repay all borrowings outstanding under the Company's GE Capital DIP Facility (hereinafter defined) and CIT Equipment Facility (hereinafter defined), repay the principal and a portion of the accrued and unpaid interest due under the Senior Secured Notes (hereinafter defined) and fund other amounts due pursuant to the Plan of Reorganization and the Loan and Security Agreement.

           The Revolving Loan Facility and the Term Loan Facility mature on July 22, 2000. If the Company elects to terminate the Revolving Loan Facility prior to April 23, 2000, the Company must pay a termination fee. The fee will be $850,000 if the termination occurs prior to the first anniversary of the Loan and Security Agreement, $637,500 if the termination occurs between the first and second anniversaries of the Loan and Security Agreement and $425,000 if the termination occurs between the second anniversary of the Loan and Security Agreement and April 23, 2000. The Term Loan Facility can be prepaid, at the Company's election, without a termination fee at any time prior to maturity. The Company's obligations under the Loan and Security Agreement are secured by liens on substantially all of the Company's assets.

           Outstanding borrowings (including outstanding letters of credit) under the Revolving Loan Facility cannot exceed the sum of (1) 85% of eligible accounts receivable (including eligible bill and hold receivables up to $17.6 million), plus (2) the lesser of $30.0 million or 65% of eligible inventory, less (3) a reserve that is initially $6.5 million and declines by $47,500 each month as payments under the Term Loan Facility are made. Further, the Company's borrowing base is subject to other reserves which may be established from time to time by BABC. At November 2, 1997, the Company's loan availability as defined in the Loan and Security Agreement, in excess of outstanding advances and letters of credit, was approximately $36.0 million.

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

           At November 2, 1997, there were two fixed rate loans of approximately $5.0 million each outstanding under the Revolving Loan Facility, which bore interest at 8.375% per annum, through November 28, 1997, and 8.50% per annum through January 28, 1998, respectively. There were two fixed rate loans of approximately $6.0 and $24.0 million outstanding under the Term Loan Facility, which bore interest at 8.875% per annum, through November 28, 1997, and 9.00% per annum, through January 28, 1998, respectively. Further, at November 2, 1997, approximately $327,000 of the Term Loan Facility bore floating rate interest at 9.50% per annum, and approximately $3.4 million of the Revolving Loan Facility bore floating rate interest at 9.0% per annum.

           The Term Loan Facility requires monthly principal payments of approximately $374,000 commencing August 31, 1997. Further, the Company is required to pay 50% of excess cash flow (as defined in the Loan and Security Agreement) for each fiscal year as long as the outstanding principal balance under the Term Loan Facility is greater than $23.3 million. Such excess cash flow payments are due on April 30 of each year following the fiscal year for which an "excess cash flow" payment is due. Such payments are to be applied against the unamortized principal portion of the Term Loan Facility in the inverse order of maturity. The Company anticipates that its excess cash flow payment for Fiscal Year 1997, which payment will be due on April 30, 1998, will be approximately $1.4 million.

           In connection with entering into the Loan and Security Agreement, the Company paid BABC approximately $728,000 as an underwriting fee and agreed to pay the financial institutions party to the Loan and Security Agreement an unused line fee of 0.50% per annum on the average unused portion of the Revolving Loan Facility. The Company paid approximately $582,000 as a facility fee to participants in the syndicate to the Loan and Security Agreement. In addition, the Company pays BABC an agency fee of $125,000 per annum, payable monthly commencing August 1, 1997, and pays certain fees in connection with letters of credit. Further, the Company pays BABC a loan administration fee of 0.25% per annum on the principal amount outstanding under the Revolving Loan Facility and Term Loan Facility.

           The Loan and Security Agreement contains certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of certain restricted payments, the making of specified investments, the payment of cash dividends and the making of certain fundamental corporate changes and amendments to the Company's corporate organizational and governance instruments. In addition, the Company is required to satisfy, among other things, certain financial performance criteria, including minimum interest and fixed charge coverage ratios, minimum adjusted tangible net worth requirements and maximum capital expenditure and software development costs. As of November 2, 1997, the Company was in compliance with such covenants.

           DEFERRED INTEREST RATE NOTES AND SENIOR SECURED NOTES - On April 5, 1993, the Company issued an aggregate of $20 million of its Senior Secured Floating Rate Notes and on March 30, 1994, the Company issued an aggregate of $10 million of its Senior Secured Floating Rate Notes, all of which were due October 30, 1997 (collectively the "Senior Secured Notes"). The Senior Secured Notes were issued pursuant to an indenture dated April 5, 1993, which was amended and restated as of March 30, 1994 between the Company and Shawmut Bank Connecticut, National Association, as trustee (the "Senior Secured Notes Indenture").

           On the Effective Date, the outstanding principal amount of the Senior Secured Notes was repaid in full and the Company issued subordinated floating rate notes (the "Deferred Interest Rate Notes") in respect of accrued but unpaid interest (approximately $1.6 million) due the holders of the Senior Secured Notes. In connection with the issuance of the Deferred Interest Rate Notes, the Company paid a closing fee of approximately $31,400. Further, in accordance with the Plan of Reorganization, the Company paid $157,000 in trustee fees and legal fees and expenses. The Deferred Interest Rate Notes are due July 23, 2001 and bear interest at 4.5% per annum above LIBOR, payable monthly. Subject to certain exceptions, the Deferred Interest Rate Notes restrict, among other things, the incurrence of indebtedness and liens. On December 22, 1997, the Company repaid the Deferred Interest Rate Notes and accrued interest due thereon through borrowings under the Revolving Loan Facility.

           OTHER NOTE AND CAPITAL LEASE OBLIGATIONS - Prior to the Bankruptcy Filing, the Company was a party to certain capital lease financing arrangements which provided financing for the acquisition of various textile machinery and equipment. In connection with the consummation of the Plan of Reorganization, the Company issued a secured note in satisfaction of its obligations under one of the capital leases and restructured the remaining capital leases in settlement of the lessors' secured claims. The principal amount due under such note and capital lease obligations are included in the schedule of aggregate long-term debt maturities below.

           GE CAPITAL DIP FACILITY - In connection with the Bankruptcy Filing, the Company obtained debtor-in-possession ("DIP") financing from General Electric Capital Corporation ("GE Capital") under a revolving facility which was approved by the Bankruptcy Court (the "DIP Facility"). The DIP Facility provided up to $85 million in financing (including a $10.0 million letter of credit facility) under a borrowing base formula. In connection with its emergence from bankruptcy, the Company repaid all amounts outstanding under the GE Capital DIP Facility and paid approximately $103,000 in unpaid amendment fees and legal fees and expenses.

           CIT EQUIPMENT FACILITY - The Company was a party to a loan and security agreement (the "CIT Equipment Facility") with the CIT Group/Equipment Financing, Inc. ("CIT") which provided financing for the acquisition of, and to refinance borrowings incurred to acquire, various textile machinery and equipment. At the Bankruptcy Filing date the Company owed CIT approximately $7.7 million in principal and accrued interest. On the Effective Date, the outstanding principal and accrued but unpaid interest due under the CIT Equipment Facility was repaid in full. Further, in accordance with the Plan of Reorganization, the Company paid approximately $36,000 in legal fees and expenses.

           SUBORDINATED NOTES - On April 20, 1989, through an underwritten public offering, the Company sold $100 million of 14-3/4% Senior Subordinated Notes due April 15, 1999 (the "Subordinated Notes"). In fiscal year 1992, the Company acquired, and did not retire or cancel, $46,240,100 aggregate face amount of the Subordinated Notes. The Company used $2,875,000 of such
Subordinated Notes to satisfy a January 31, 1993 mandatory redemption required in the Subordinated Notes Indenture.

           In accordance with the Plan of Reorganization, the Subordinated Notes were settled through the issuance of 3,013,744 shares of common stock of the reorganized Company. Further, in accordance with the Plan of Reorganization, the Company paid $80,000 in trustee fees associated with the Subordinated Notes.

           AGGREGATE MATURITIES - Aggregate long-term debt maturities excluding capital lease obligations (see Note 14 to the Financial Statements), are as follows (in thousands):

           FISCAL YEAR                                            AMOUNT
           -----------                                            ------
              1998  ........................................... $ 4,722
              1999  ...........................................   4,699
              2000  ...........................................  34,898
              2001  ...........................................   1,571
                                                                -------
                Total.......................................... $45,890
                                                                =======

9.         INCOME TAXES

           The   provision   (benefit)  for  income  taxes  is  as  follows  (in
thousands):

                    Reorganized      Predecessor
                    Company 1997     Company 1997
                      103-Day          261-Day
                      PERIOD           PERIOD          1996              1995
                      ------           ------          ----              ----
Current                $--              $--           $  --           $(1,930)
Deferred                461              --              --            (2,320)
                       ----             -----         -------         -------
Total                  $461             $--           $  --           $(4,250)
                       ====             =====         =======         =======

           A reconciliation between federal income taxes at the statutory rate and the Company's income tax provision is as follows:

                               Reorganized   Predecessor
                               Company 1997  Company 1997
                                 103-Day       261-Day
                                  PERIOD        PERIOD       1996      1995
                                  ------        ------       ----      ----

Federal statutory tax rate        35.00%       (35.00)%    (35.00)%  (35.00)%
State income taxes, net
   of federal benefit              4.50         (4.50)      (4.50)    (4.50)
Valuation allowance                 --          29.09       32.94     25.14
Non-deductible expenses           14.93         10.41        6.56       .53
                                  -----         -----       -----     -----
Income tax provision              54.43%          --  %       --  %  (13.83)%
                                  =====         =====       =====     =====

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






                            (continued on next page)

           Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b)
operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability at November 2, 1997 and November 3, 1996 are as follows (in thousands):
                                                              1997         1996
                                                          --------     --------
Deferred tax liabilities:

Differences between book and tax basis of
   property, plant and equipment                          $   --       $  9,915
Deferred interest payable                                     --          1,054
Inventories                                                    968         --
Other                                                         --             27
                                                          --------     --------
  Total                                                        968       10,996
                                                          --------     --------

Deferred tax assets:

Operating loss carryforwards                                (7,773)     (14,222)
Alternative minimum tax carryforwards                         (923)        (923)
Differences between book and tax basis of property,
   plant and equipment                                      (2,797)        --
Difference between book and tax basis of
   computer information systems                               --           (494)
Accrued liabilities                                         (2,954)      (4,256)
Barter credits reserve                                        (963)        (814)
Allowance for uncollectible accounts                        (2,068)      (1,661)
Inventories                                                   --         (5,888)
Other                                                          (30)        (219)
                                                          --------     --------
   Total                                                   (17,508)     (28,477)

Valuation allowance                                         16,540       17,481
                                                          --------     --------
Net deferred tax liability                                $   --       $   --
                                                          ========     ========

           The valuation allowance increased $5.4 million during Fiscal Year 1996 primarily due to the increase in the operating loss carryforward. At November 2, 1997, the Company had cumulative net operating loss carryforwards for federal income tax purposes of approximately $18.5 million. For federal income tax purposes, net operating loss carryforwards begin to expire in the year 2010. Under the Plan of Reorganization, certain debt instruments were canceled in exchanged for shares in the reorganized Company's common stock as described in Note 8 to the Financial Statements. As a result, the Company recognized a gain on extinguishment of debt of approximately $24.1 million in the Predecessor Company 1997 261-Day Period. The Company had sufficient net operating loss carryforwards to offset this gain and therefore, no income tax expense was recorded.

           Distribution of the new common stock of the Company to the Company's unsecured creditors pursuant to the Plan of Reorganization is believed to have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code. This ownership change limits the Company's ability to utilize its net operating loss carryforwards. Such ownership change further limits the Company's ability to utilize certain of its other carryforward tax attributes.

           Certain future events may result in such benefits being utilized in the Company's future income tax returns, which the Company will record as a reduction in the valuation allowance and, in accordance with the principles of "fresh start" accounting, a credit to additional paid-in capital.

           During Fiscal Year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. For the Predecessor Company's 1997 261-Day Period and Fiscal Year 1996, no income tax benefit has been recognized from the realization of net operating losses. In accordance with SOP 90-7, an income tax provision not payable in cash was recognized for the Reorganized Company 1997 103-Day Period at an effective income tax rate of 54.43%. Such provision was credited against additional paid-in capital as net operating losses generated during the Predecessor Company 1997 261-Day Period can be used to offset net taxable income generated during the Reorganized Company's 1997 103-Day Period.

10.        REDEEMABLE PREFERRED STOCK

           The Company's senior preferred stock, with a dividend rate of 5% per annum, was non-voting, except in limited circumstances, and ranked senior to any subsequently issued class or series of preferred stock. As a result of the Bankruptcy Filing, the Company no longer accrued the dividend due under the redeemable preferred stock or accreted the recorded balance to redemption value.

           On the Effective Date, holders of the Company's redeemable preferred stock received in the aggregate warrants entitling them to purchase 43,878 shares of the new common stock of the Company within two years of the Effective Date at an exercise price of $23 per share and the preferred stock was cancelled.

11.        SHAREHOLDERS' EQUITY AND STOCK OPTION PLANS

           SHAREHOLDERS' EQUITY - The Company had 4,384,436 shares of common stock outstanding at November 2, 1997 (including 106,237 shares of common stock held by the Company as the Distribution Agent under the Plan of Reorganization in a Disputed Claims Equity Reserve pending determination of the entitlement thereto of holders of certain disputed claims against the Company) having a par value of $.01 per share. Authorized shares were 10,000,000 at November 2, 1997. In accordance with "fresh start" accounting, as more thoroughly described in
Note 2 to the Financial Statements, the balance of the shareholders' deficit on July 22, 1997 was reclassified to additional paid-in capital. Accordingly, at November 2, 1997, retained earnings is comprised of the net income of the Company since its emergence from bankruptcy on July 23, 1997.

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

           REGISTRATION RIGHTS AGREEMENT - On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with certain holders of its common stock. The Registration Rights Agreement requires that the Company file a registration statement covering the shares of common stock held by such holders on or before March 31, 1998. The Company is also required to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission and to keep the registration statement effective for a period of two years.

           RIGHTS PLAN - On October 9, 1997, the Company adopted a shareholders' rights plan (the "Rights Plan") whereby shareholders of record on October 29, 1997 received one right (the "Right(s)") to purchase one share of common stock at an exercise price of $60 for each common share held on the record date. The Rights will become exercisable in the event that any person or group acquires 25% or more of the Company's common shares, or announces a tender offer for 25% or more of the Company's common stock. However, the Rights Plan "grandfathers" positions in the Company's common stock in existence on October 9, 1997 and the ownership by a person or group of 25% or more of the Company's common shares on such date will not trigger the exercisablility of the Rights so long as such person or group does not acquire an additional 1% or more of the Company's common shares. Should any "non-grand-fathered" person or group acquire 25% or more of the common shares of the Company, all Rights not held by such person or group will entitle the holders thereof to purchase common shares of the Company at a 50% discount from the then current market price for such common stock. Alternatively, after a person or group crosses the 25% threshold and before such person or group owns 50% or more of the Company's common shares, the Company's Board of Directors alternatively may issue one common share in exchange for each Right (other than those held by the acquiring person) in lieu of the Rights to be exercised. In the event of a merger of the Company, the Rights Plan requires that provision be made for the conversion of the Rights into rights to purchase shares of the acquiring person at a 50% discount. The Rights, which have a ten year term, may be redeemed for $0.01 per Right by the Company at any time prior to the time the Rights become exercisable.

           STOCK OPTION PLANS - On September 18, 1992, the Company adopted the Forstmann & Company, Inc. Common Stock Incentive Plan, as subsequently amended (the "Option Plan"), for key employees of the Company. Through November 3, 1996 the Company's shareholders had reserved 950,000 shares for issuance by the Company under the Option Plan. Options granted under the Option Plan may be either incentive stock options, which are intended to meet the requirements of
Section 422 of the Internal Revenue Code, or non-qualified stock options.

           Pursuant to the Plan of Reorganization options outstanding under the Option Plan were terminated. The Company, pursuant to the Plan of Reorganization, adopted the Forstmann & Company, Inc. Executive Stock Option Plan (the "Executive Option Plan") for key employees and reserved 487,528 shares of its new common stock for future issuance upon the exercise of stock options granted or to be granted pursuant to the Executive Option Plan. On the Effective Date, the Company granted options to purchase an aggregate of 146,258 shares of common stock at an exercise price of $12.88 per share to certain employees. One-quarter of these options vested on the Effective Date and an additional quarter will vest on each of the first three anniversaries of the Effective Date. No options under the Executive Option Plan were exercised during Fiscal Year 1997.

           In October 1995, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" was issued. The adoption of the new recognition provisions for stock-based compensation expense included in SFAS No.123 is optional. As permitted by SFAS No. 123, the Company has elected to follow the measurement provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," in its accounting for employee stock options and does not recognize compensation expense for its stock-based plans; therefore, no impact on the Company's financial position and results of operations is expected. Had compensation cost for the Executive Option Plan been determined consistent with the methodology prescribed by SFAS No.123, the Company's net income and earnings per share for the Reorganized Company 1997 103-Day Period would have been reduced, on a pro forma basis, to $113,000 and $.03, respectively from the actual $290,000 and $.07, respectively.





                            (continued on next page)

           Shares of the Company's common stock available for future grants under the Management Option Plan were 341,270 at November 2, 1997. Stock option transactions are summarized as follows:

                                             Executive     Option       Option
                                            Option Plan     Plan         Plan
                                                1997        1997         1996
                                                ----        ----         ----

Shares under option at
   beginning of fiscal year                      --        145,667      421,301
Granted                                       146,258         --           --
Exercised                                        --           --           --
Terminated                                       --       (145,667)    (275,634)
                                              -------     --------     --------
Shares under option at end
   of fiscal year                             146,258         --        145,667
                                              =======     ========     ========
Options exercisable at end of
   of fiscal year                              36,564         --         95,667
                                              =======     ========     ========
Options available for future grant            341,270         --        800,536
                                              =======     ========     ========

Option prices per share:
Granted                                       $ 12.88         --           --
Exercised                                        --           --           --
Outstanding at end of fiscal year             $ 12.88         --     $6.75-$8.50

           The weighted averaged fair value of the stock options granted during Fiscal Year 1997 under the Management Option Plan was $4.30. The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumption used for grants in Fiscal Year 1997:

              Risk free interest rate                     6.06%
              Expected dividend yield                      0.0%
              Expected life                                5.0 years
              Expected volatility                         44.2%

           The outstanding stock options at November 2, 1997 have a weighted average contractual life of 9.75 years.

12.        EMPLOYEE BENEFIT PLANS

           The  Company  has  established  and  presently   maintains  qualified
noncontributory pension plans and qualified profit sharing and savings plans covering substantially all hourly and salaried employees.

           Pension plan assets consist primarily of common stocks, bonds and United States government securities. The plans provide pension benefits that are determined by years of service. Pension benefits for salaried plan participants are based on the plan participants' average compensation for the last five years of service and pension benefits for hourly plan participants are based on the plan's applicable hourly rate for each specific participant's year of service. The Company's funding policy is to make the annual contribution required by applicable regulations and recommended by its actuary.

           Net periodic pension cost for the periods indicated include the following components at November 2, 1997 (Combined Reorganized Company 1997 103-Day Period and Predecessor Company 1997 261-Day Period), November 3, 1996 and October 29, 1995 (in thousands, except assumption percentages):

                                                          1997                         1996                       1995
                                               -------------------------     --------------------------   ---------------------
                                                  Hourly       Salaried        Hourly       Salaried      Hourly       Salaried
                                                 Pension        Pension       Pension       Pension       Pension       Pension
                                                   PLAN          PLAN          PLAN          PLAN         PLAN           PLAN
                                                   ----          ----          ----          ----         ----           ----
Service cost                                      $ 633         $ 695         $ 659         $ 798         $ 489         $ 683
Interest cost                                       750           676           681           577           591           539
Return on plan assets                              (853)         (730)         (537)         (503)         (489)         (434)
                                                  -----         -----         -----         -----         -----         -----
Net periodic pension cost                         $ 530         $ 641         $ 803         $ 872         $ 591         $ 788
                                                  =====         =====         =====         =====         =====         =====

Assumptions used in the accounting are:

Discount rates                                     7.25%         7.25%         7.50%         7.50%         7.25%         7.25%
Rate of increase in
  compensation levels                              --            4.00%         --            4.00%         --            5.50%
Expected long-term rate
  of return on assets                              8.75%         8.75%         8.00%         8.00%         8.00%         8.00%



                            (continued on next page)

           The following schedule sets forth the funded status of the hourly and salaried pension plans and the plan assets (accrued pension costs) included in the Company's balance sheets at November 2, 1997 and November 3, 1996, respectively (in thousands):


                                                                     1997                               1996
                                                         ---------------------------         -------------------------
                                                            Hourly         Salaried            Hourly         Salaried
                                                           Pension          Pension           Pension          Pension
                                                            PLAN              PLAN              PLAN             PLAN
                                                            ----              ----              ----             ----
Actuarial present value of pension obligation:
   Vested                                                $(10,293)         $ (8,613)         $ (9,417)         $(7,087)
   Nonvested                                               (1,125)             (408)             (648)            (506)
                                                         --------          --------          --------          -------
Accumulated benefit obligation                            (11,418)           (9,021)          (10,065)          (7,593)
Effects of projected future
  compensation levels                                        --              (1,434)             --             (1,223)
                                                         --------          --------          --------          -------
Projected benefit obligation                              (11,418)          (10,455)          (10,065)          (8,816)
Plan assets at fair value                                  12,121             9,831             9,623            8,240
Unrecognized net loss (gain)                                  719              (814)            1,170             (764)
                                                         --------          --------          --------          -------
Plan assets (accrued pension
  costs) included in balance sheet                       $  1,422          $ (1,438)         $    728          $(1,340)
                                                         ========          ========          ========          =======

           The Company's assumed discount rate ("discount rate") used to measure the accumulated benefit obligation for its hourly and salaried pension plans as of the end of Fiscal Year 1997 was decreased from 7.50% to 7.25% based on the composition of the accumulated benefit obligation and current economic conditions. Also, as of the beginning of Fiscal Year 1997, the Company increased its assumed expected long-term rate of return on assets from 8.00% to 8.75% for both the hourly and salaried pension plans. This increase in the expected long-term rate of return on assets was based on the historical actual returns on plan assets.

           In accordance with "fresh start" accounting the hourly pension plan's excess of additional pension liability over unrecognized prior service cost was eliminated and charged to paid-in capital at July 22, 1997. During the Reorganized Company 1997 103-Day Period, the Company decreased its accrued additional pension liability in excess of accumulated benefit obligation from $1,170,000 to zero and, in accordance with "fresh start" accounting, credited additional paid-in capital $1,107,000 and credited other assets $63,000.

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

           The Company has a qualified employees' savings, investment and profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Qualified 401(k) Plan"). During Fiscal Year 1997, the Qualified 401(k) Plan was amended to include eligible hourly employees participation in the Qualified 401(k) Plan effective January 1, 1998. The Company also adopted a non-qualified salaried employees' savings, investment and profit sharing plan covering certain salaried employees not covered under the Qualified 401(k) Plan (the "Non-Qualified Plan"). No matching contributions to the Qualified 401(k) Plan or Non-Qualified Plan were made by the Company in Fiscal Year 1997, Fiscal Year 1996 or Fiscal Year 1995. Subsequent to November 2, 1997, the Company terminated the Non-Qualified Plan.

           Effective as of November 14, 1996, the Bankruptcy Court approved the Company's Incentive Compensation and Retention Program (the "Program") which provides certain eligible employees with a pre-determined confirmation bonus and provides for a discretionary bonus to certain employees of the Company selected by the Company's Chief Executive Officer in consultation with the Board of Directors. The aggregate amounts payable under the program as a confirmation bonus can not exceed $990,000 and the total of the discretionary bonuses available to be awarded shall not exceed $510,000 (plus any portion of the confirmation bonus pool not paid to a participant as a result of ineligibility of any one or more confirmation bonus participants). The confirmation and discretionary bonuses payable to a participant under the Program were to be payable in two installments, 50% one month after the Company's Plan of Reorganization became effective with the remaining 50% payable six months after the Plan of Reorganization became effective. The Plan of Reorganization became effective on July 23, 1997. Accordingly, on August 26, 1997, the Company paid $0.8 million in connection with the Program. Further, the Program provides a termination award to certain key employees if the eligible employee is terminated without "cause" within two years following the confirmation of the Plan of Reorganization. A termination award will be equal to one and one-half times the terminated participant's base salary and is payable to the terminated participant no later than three business days following the date of the participant's termination with the Company. As of November 2, 1997, $0.8 million was accrued by the Company in connection with the Program.

13.        LIABILITIES SUBJECT TO COMPROMISE

           Liabilities Subject to Compromise consist of the following at November 3, 1996 (in thousands):

                                                                            1996
                                                                            ----
Subordinated Notes, including accrued
      pre-petition interest                                              $60,330
Trade accounts payable                                                    22,591
Priority tax claim                                                           293
Accrued severance                                                          1,295
Deferred rental and other lease
   obligations                                                             2,735
Accrued additional pension liability in excess of
   accumulated benefit obligation                                          1,170
Other                                                                        217
                                                                         -------
    Total                                                                $88,631
                                                                         =======

           In accordance with the Plan of Reorganization, unsecured creditors with allowed claims could elect to receive the lesser of $400 or the actual amount of their allowed unsecured claim (the "Convenience Class"). Accordingly, on the Effective Date, the Company paid $59,068 to the Convenience Class. Further, in accordance with the Plan of Reorganization, the Company was required to deposit into a reserve account (the "Disputed Claims Cash Reserve") cash equal to 100% of the asserted amount of administrative, priority and secured claims as to which the Company disputes liability. On the Effective Date, the Company deposited $684,221 in the Disputed Claims Cash Reserve. At November 2, 1997, $558,000 was on deposit in the Disputed Claims Cash Reserve account.

14.        COMMITMENTS AND CONTINGENCIES

           LEASE COMMITMENTS - Aggregate future minimum lease commitments under operating leases and capital leases with an initial or remaining non-cancelable term in excess of one year, together with the present value of the minimum capital lease payments at November 2, 1997, are as follows (in thousands):


                                                       Operating       Capital
           FISCAL YEAR                                   LEASES        LEASES
              1998 ....................................  $2,661        $1,328
              1999 ....................................   2,677           907
              2000 ....................................   2,439           587
              2001 ....................................   2,194            -
              2002.....................................   1,906            -
              Thereafter...............................  16,814            -
                                                        -------        -------
              Total minimum lease payments............. $28,691        $2,822
                                                        =======

              Less amount representing interest........                   408
                                                                       -------
              Present value of minimum lease
                 payments..............................                 2,414
              Less current portion of capital
                 lease obligations.....................                 1,034
                                                                       -------
              Long-term portion of capital
                 lease obligations.....................                $1,380
                                                                       =======

           Rental expense under operating leases was $2.8 million for Fiscal Year 1997 and $3.1 million for Fiscal Year 1996 and Fiscal Year 1995.

           The Company was unable to negotiate a favorable extension or renewal of its corporate and marketing lease which expired in October 1996 (the "Previous Lease") and on January 31, 1995, the Company entered into a twenty
(20) year lease for office space with a new landlord (the "New Lease"). Concurrent with the consummation of the New Lease, the new landlord and the Company entered into a takeover agreement, effective August 1, 1995, whereby the new landlord agreed to take over the Company's remaining obligations under the Previous Lease. Pursuant to the accounting rules for leases, the Company recognized a loss of $0.6 million during Fiscal Year 1995 for the estimated economic loss in the Previous Lease assumed by the new landlord. Additionally, during Fiscal Year 1995, the Company wrote off certain leasehold improvements associated with the Previous Lease.

           Under the terms of the New Lease, as subsequently amended, the Company's rental payments commenced January 1, 1996 and future minimum rental payments, on a calendar year basis, are $1.1 million per year through 2015. Such minimum rental payments will be adjusted periodically, subject to certain maximum limitations, based on changes in the Consumer Price Index (as defined). The Company has incurred approximately $3.9 million in leasehold improvements and related fees and expenses, of which the landlord has contributed approximately $1.4 million. Under the terms of the New Lease, $0.5 million in landlord contributions is due the Company. The new landlord is disputing the Company's claims under the takeover agreement and landlord contributions the Company is due pursuant to the New Lease. Pending the outcome of this dispute, the Company fully reserved its claims against the new landlord during the Predecessor Company 1997 261-Day Period. Such reserves were charged to reorganization items.

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

           PURCHASE COMMITMENTS - In the ordinary course of business, the Company has significant purchase orders for raw wool outstanding, which generally require the placement of an order six-to-nine months prior to delivery.

           LETTERS OF CREDIT - At November 2, 1997, the Company had outstanding letters of credit aggregating $2.3 million.

           LITIGATION - The Company is a party to legal actions arising out of the ordinary course of business. In the opinion of management, after consultation with counsel, other than environmental matters, the resolution of these claims will not have a material adverse effect on the financial position or results of operations of the Company.

           FINANCIAL CONSULTING SERVICES AGREEMENT - On July 31, 1995, the Company and Jay Alix & Associates entered into a Letter Agreement, as amended, pursuant to which the services of the Company's Chief Executive Officer are provided. Under the terms of the Letter Agreement, it can be terminated by written notice from either party. On December 20, 1996, the Letter Agreement was amended to provide a performance fee equal to (a) $400,000 in cash, plus (b) cash, securities or other property in the amount and of the type that would be received pursuant to the Company's Plan of Reorganization by a person holding an unsecured claim against the Company allowed in the amount of $600,000. On August 26, 1997, the Company paid $200,000 and distributed 30,000 shares of its new common stock pursuant to the terms of the Letter of Agreement as amended. As of November 2, 1997, $200,000 was accrued under the Letter Agreement.

           ENVIRONMENTAL - By the nature of its operations, the Company's manufacturing facilities are subject to various federal, state and local environmental laws and regulations and occasionally have been subject to proceedings and orders pertaining to emissions into the environment.

           DUBLIN, GEORGIA. On December 29, 1995, the Georgia Environmental Protection Division ("EPD") issued separate administrative orders (the
"Administrative Orders") to the Company and to J.P. Stevens & Co., Inc. ("Stevens") which relate to three sites on the Georgia Hazardous Site Inventory
- the "TCE site", the "1,1-DCA site" and another site known as the "Burn Area" - at the Company's Dublin, Georgia facility. The Administrative Orders required the Company and Stevens to submit a compliance status report ("CSR") for these sites that would include, among other things, a description of the release, including its nature and extent, and suspected or known source, the quantity of the release and the date of the release. The CSR would also have to include a determination of cleanup standards (called "risk reduction standards") for the sites and a certification that the sites were in compliance with those standards; alternatively, the party submitting the CSR could acknowledge that the site is not in compliance with risk reduction standards. Pursuant to the Administrative Orders, if a site is not in compliance with the risk reduction standards, then a Corrective Action Plan (a "Corrective Action Plan") for remediating the release would have to be submitted to EPD.

           Since both the Company and Stevens had been required to perform the same work at all three of these sites, the Company and Stevens agreed to allocate responsibilities between themselves pursuant to an Agreement Concerning Performance of Work ("Agreement") dated January 24, 1997. The Agreement required the Company to prepare and submit to EPD the CSR for the TCE and 1,1-DCA sites, while requiring Stevens to prepare and submit to EPD a CSR for the Burn Area site. Stevens has submitted a CSR for the Burn Area site but has not received a response from EPD. The Agreement does not commit either party to perform corrective action at these sites.

           The Company submitted a CSR for the TCE and 1,1-DCA sites, which certified compliance with risk reduction standards for both sites. EPD indicated that it did not agree to the certification with respect to the TCE site. After extensive discussions with EPD concerning the issue, the Company submitted a Corrective Action Plan for the TCE site by letter dated May 15, 1997. By letter dated September 29, 1997, EPD responded to the Corrective Action Plan with notice of deficiency. The Company submitted a revised Corrective Action Plan on October 31, 1997. The revised Corrective Action Plan calls for continued operation of the Company's existing groundwater recovery system, as well as one additional groundwater recovery well and a groundwater collection trench near the former dry cleaning basement. EPD has not yet responded to the Company's revised Corrective Action Plan.

           TIFTON, GEORGIA. In January 1997, the Company was notified by a potential buyer of the Company's Tifton facility that soil and groundwater samples had been obtained from that facility and that certain contaminants had been identified. Subsequently, through sampling and testing performed by the Company's environmental consultants, the Company confirmed the presence of contaminants in groundwater samples taken at the site. On February 28, 1997, the Company notified EPD of such findings, and the site was placed on the Georgia Hazardous Site Inventory.

           The Company subsequently consummated its sale of the Tifton facility. As part of that transaction, the Company, the Tift County Development Authority as purchaser ("TCDA") and Burlen Corporation as operator ("Burlen") entered into an Environmental Cost Sharing and Indemnity Agreement ("Cost Sharing Agreement"). Under the Cost Sharing Agreement, the Company retained responsibility for remediating certain contamination, to the extent required by law, that originated prior to Burlen's occupancy of the premises. Likewise, the Company assumed the obligation to indemnify TCDA and Burlen in regard to such contamination to the extent that a claim is made by an unaffiliated third party or governmental agency. In exchange, Burlen agreed to pay to the Company the lesser of (1) $150,000 minus any payments already made to the Company (certain expenses had already been shared) to respond to the contamination or (2) one-half of the costs incurred by the Company in response to such contamination. EPD has not yet requested any additional response to conditions at this site.

           At November 2, 1997, the Company had $0.4 million accrued for costs to be incurred in connection with the TCE, 1,1-DCA and Tifton facility environmental matters. The Company, subject to EPD concurring with the Company's Corrective Action Plan relating to the TCE and 1,1-DCA sites, EPD's response to J.P. Stevens CSR and compliance status certification and EPD's response to the Tifton site, believes the accrual for environmental costs at November 2, 1997 is adequate.

 15.        FAIR VALUE OF FINANCIAL INSTRUMENTS

           Statement of Financial Accounting Standards No. 107, "Fair Value of Financial Instruments", requires that the fair value of all financial instruments be estimated and compared to the carrying amount of such financial instruments as of the balance sheet date.

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

           CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - The carrying amount of these items is a reasonable estimate of their fair value.

           LONG-TERM DEBT (OTHER THAN CAPITAL LEASE OBLIGATIONS) - Based upon the nature of the Company's Loan and Security Agreement and the Deferred Interest Rate Notes, the Company believes its carrying value approximates fair value.

           Accordingly, the Company believes that the carrying amount for cash, accounts receivable, accounts payable and long-term debt (other than capital lease obligations) approximates fair value at November 2, 1997.

16.        REORGANIZATION ITEMS

           In accordance with SOP 90-7, professional fees, asset impairments and restructuring charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during the Reorganized Company 1997 103-Day Period, the Predecessor Company 1997
261-Day Period, Fiscal Year 1996 and Fiscal Year 1995 and consists of (in thousands):


                                                         Reorganized                          Predecessor
                                                           COMPANY                              COMPANY
                                                         ------------       ------------------------------------------------
                                                         1997 103-Day        1997 261-Day
                                                         Period Ended        Period Ended           Fiscal           Fiscal
                                                          November 2,          July 22,              Year             Year
                                                             1997                1997                1996             1995
                                                             ----                ----                ----             ----
Professional fees                                            $288             $  3,102            $ 4,084         $  1,234
Write off of deferred financing cost
   and expense and other financing
   fees incurred                                              --                   403               --              1,305
Write off of debt premium associated
  with Subordinated Notes                                     --                  --                 --             (3,531)
Impairment of assets (See Notes 4, 5
   and 6)                                                     --                 4,199              5,076           12,156
Expense incurred due to the rejection and
   amendment of executory contracts                           --                 3,314                925             --
Default interest expense and
   professional fees associated with the
   Senior Secured Notes                                       --                  (388)             1,101             --
Severance expenses                                             51                  105                279              190
Adjustment of accounts to fair value
   (see Note 2)                                               --                22,076               --               --
Other                                                          56                  590                590             (450)
                                                             ----             --------            -------         --------
  Total                                                      $395             $ 33,401            $12,055         $ 10,904
                                                             ====             ========            =======         ========

           During the Predecessor Company 1997 261-Day Period, the Company recognized a $2.9 million loss for certain equipment not installed at the Company's Tifton facility which was held for sale.
           During the Predecessor Company 1997 261-Day Period, pre-petition unsecured liabilities were increased by $3.3 million associated with contract rejection damages relating to the Company's former headquarters and marketing office leases ($1.7 million), the termination of a contract to purchase certain equipment ($0.9 million) and two rejected contracts relating to the former joint venture with an Italian fabric designer ($0.7 million). These charges were recognized as reorganization items during the Predecessor Company 1997 261-Day Period. Such charges were partially offset by the recognition of a $0.9 million net receivable from the Company's current landlord related to its assumption of a portion of the Company's obligations under its former headquarters lease.

           During the Predecessor Company 1997 261-Day Period, the Company fully reserved against accounts receivable from its current landlord of its headquarters and marketing offices lease relating to its assumption of a portion of the Company's former headquarters lease as well as the remaining work allowance receivable under its current lease. This charge was partially offset by a reduction in the deferred rent liability account for its current lease due to the adjustment of the work allowance receivable. Expense of $0.9 million was charged to reorganization expense during the Predecessor Company 1997 261-Day Period as a result of these items.

17.        QUARTERLY FINANCIAL DATA (UNAUDITED)

           Quarterly financial data for the Reorganized Company 12-Day Period Ended August 3, 1997 and 91-Day Period Ended November 2, 1997, the Predecessor Company 1997 First and Second fiscal quarters and the Predecessor Company 1997 79-Day Period Ended July 22, 1997 and Fiscal Year 1996 are summarized as follows (in thousands, except per share information):

REORGANIZED COMPANY:                                       FISCAL PERIOD
--------------------------------  ---------------------------------------------
                                                      12-Day            91-Day
                                                      Period            Period
                                                       Ended            Ended
                                                      August 3,      November 2,
                                                        1997             1997
                                                        ----             ----
FISCAL PERIOD 1997
Net sales                                               $8,016         $ 49,110
Gross profit                                             2,163            5,563
Reorganization items                                      --                395
Income (loss) before
   extraordinary item                                      893             (567)
Income (loss) applicable to
   common shareholders                                     893             (603)
Income (loss) before
   extraordinary item per share
   applicable to common
   shareholders                                            .20             (.11)
Extraordinary loss on debt
   discharge                                              --               --
Income (loss) per share applicable
   to common shareholders                                  .20             (.13)

PREDECESSOR COMPANY:                               FISCAL PERIOD
----------------------------      ---------------------------------------------
                                                              79-Day
                                                              Period
                                                              Ended
                                                             July 22,
                                     FIRST       SECOND        1997
FISCAL PERIOD 1997
Net sales                         $ 31,218      $64,786     $ 45,880
Gross profit                         2,843       11,926        3,898
Reorganization items                 4,151        4,174       25,076
Income (loss) before
   extraordinary item               (7,318)       2,040      (26,152)
Income (loss) applicable to
   common shareholders              (7,318)       2,040       (2,017)
Income (loss) before
   extraordinary item per
   share applicable to
   common shareholders               (1.30)         .36        (4.65)
Extraordinary gain on debt
   discharge                          --           --         24,135
Income (loss) per share
   applicable to common
   shareholders                      (1.30)         .36         (.36)

PREDECESSOR COMPANY:                             FISCAL QUARTER
------------------------------    ---------------------------------------------
                                    FIRST       SECOND       THIRD       FOURTH
FISCAL YEAR 1996
Net sales                         $ 33,306     $62,087    $ 58,009     $ 41,626
Gross profit                           983      10,842       9,160        1,770
Reorganization items                 2,859       1,574       3,259        4,363
Income (loss) applicable to
  common shareholders               (9,139)      2,282      (1,122)      (9,865)
Income (loss) per share
  applicable to common
shareholders                         (1.63)        .41        (.20)       (1.76)

             During the Predecessor Company 79-Day Period Ended July 22, 1997 in connection with the adoption of "fresh start" accounting, the Company adjusted its inventory balances to fair value resulting in the elimination of the LIFO reserve of approximately $2.7 million and a write-up of approximately $3.8 million above the predecessor Company's FIFO cost (See
    Note 4 to the Financial Statements) and decreased the value assigned to property, plant, and equipment by $28.6 million (See Note 5 to the Financial Statements). These items resulted in a $22.1 million charge to reorganization items during the Predecessor Company 1997 79-Day Period Ended July 22, 1997.

             As a result of the consummation of the Plan of Reorganization which resulted in the exchange of the general unsecured claims against the Company for equity in the reorganized Company, the Company recognized an extrordinary gain on debt discharge of $24.1 million during the Predecessor Company 79-Day Period Ended July 22, 1997. Also during the Predecessor Company 79-Day Period Ended July 22, 1997, the Company wrote off approximately $1.2 million of deferred software development costs (See Note 6 to the Financial Statements) and wrote off approximately $0.9 million of certain assets and liabilities associated with the Company's headquarters lease (See Note 16 to the Financial Statements), accelerated depreciation associated with impaired property, plant and equipment by $0.5 million (See
    Note 5 to the Financial Statements) and wrote off approximately $0.2 million of deferred financing costs (See Note 6 to the financial statements).

             During the first quarter of Fiscal Year 1997, the Company accrued a $3.0 million loss for certain unerected equipment at the Company's Tifton facility which was held for sale. During the Predecessor Company's 1997 79-Day Period Ended July 22, 1997, such equipment was sold and a gain of $0.1 million was realized (See Note 5 to the Financial Statements). During the second quarter of Fiscal Year 1997, the Company increased pre-petition unsecured liabilities by $3.3 million (See Note 16 to the Financial Statements), increased inventory market reserves related to the converting fabrics product line by $0.9 million (See Note 4 to the Financial Statements) and wrote down its barter credits by $0.2 million (See Note 6 to the Financial Statements). Also, due to the seasonal nature of the Company's business, during the first quarter of Fiscal Year 1997 and the Reorganized Company 1997 Fourth Quarter, the Company incurred significant unfavorable manufacturing variances resulting from a slowdown of production at its manufacturing facilities.

             During the fourth quarter of Fiscal Year 1996, the Company accrued $1.1 million for the expected loss on the sale of the Tifton plant (see Note 5 to the Financial Statements), increased its barter credit reserve by $0.5 million (see Note 6 to the Financial Statements), increased its inventory market reserves by $1.0 million (see Note 4 to the Financial Statements), reduced its severance accrual relating to the Company's former Chairman of the Board, President and Chief Executive Officer by $1.0 million and accrued $0.8 million for severance associated with three former executives of the Company. Also, due to the seasonal nature of the Company's business, during the first and fourth quarters of Fiscal Year 1996, the Company incurred significant unfavorable manufacturing variances resulting from a slowdown of production at its manufacturing facilities.

                                                                    SCHEDULE II

                                                           FORSTMANN & COMPANY, INC.

                                                       VALUATION AND QUALIFYING ACCOUNTS
                                                THE FIFTY-TWO WEEKS ENDED OCTOBER 29, 1995 AND
                                    NOVEMBER 2, 1997 AND THE FIFTY-THREE WEEKS ENDED NOVEMBER 3, 1996 AND THE
                                                      FIFTY-TWO WEEKS ENDED NOVEMBER 2, 1997

                                                                          Additions
                                                     Balance at           Charged to                                      Balance
                                                     Beginning            Costs and                                        at End
DESCRIPTION                                          OF PERIOD             EXPENSES            DEDUCTIONS                OF PERIOD
                                                     ---------            ---------           -----------               ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Fifty-Two Weeks Ended
  October 29, 1995                                  $2,100,000          $ 2,879,000          $ (1,988,000)(1)             $2,991,000
Fifty-Three Weeks Ended
  November 3, 1996                                  $2,991,000          $ 1,397,000          $   (183,000)(1)             $4,205,000
Fifty-Two Weeks Ended
  November 2, 1997                                  $4,205,000          $   710,000          $ (4,457,000)(1)(2)          $  458,000

INVENTORY MARKET RESERVES:

Fifty-Two Weeks Ended
  October 29, 1995                                  $2,193,000          $11,239,000          $ (4,821,000)                $8,611,000
Fifty-Three Weeks Ended
  November 3, 1996                                  $8,611,000          $10,678,000          $(12,927,000)                $6,362,000
Fifty-Two Weeks Ended
  November 2, 1997                                  $6,362,000          $ 3,334,000          $ (8,975,000)(2)             $  721,000


(1) Accounts written off net of recoveries of accounts previously written off.

(2) Includes amounts netted against the gross accounts as of July 23, 1997 in connection with "fresh start" accounting.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

             None

                                    PART III

          The information required by Item 10 (Directors and Executive Officers of the Registrant) Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before February 28, 1998, except that the "Report of the Compensation Committees" and the "Performance Graph" and the text describing it to be contained in the proxy statement are not incorporated by reference herein.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report:

      1 and 2.

             Financial statements and financial statement schedules - See Index Financial Statements and Financial Statement Schedules in Item 8 of this Annual Report.


      3. Listing of Exhibits:

           2.         First  Amended  Plan  of  Reorganization   (Exhibit  1  to
                      Company's Current Report on Form 8-K dated July 9, 1997).

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

           3.1(d) Amendment Pursuant to Reorganization of the Articles of Incorporation of Forstmann & Company, Inc., dated July 23, 1997 (Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997).

           3.2(a)* Amended and Restated By-Laws of the Company as of October 9, 1997.

           4.1 Registration Rights Agreement, dated as of July 23, 1997, between the Company and the holders of Common Stock named therein. (Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997).

           4.2 Warrant Agreement, dated as of July 23, 1997, between the Company and Norwest Bank Minnesota, N.A., as warrant agent. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997).

           4.3 Indenture, dated as of July 23, 1997, between the Company and State Street Bank and Trust Company, as Trustee (Deferred Interest Rate Notes). (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

           4.4(a)***  Loan  Agreement,  dated as of July 23,  1997,  between the
                      Company and Schlaforst Inc.

           4.4(b)***  Promissory  Note,  dated as of July 23, 1997,  between the
                      Company and Schlaforst Inc.

           4.4(c)***  Security Agreement, dated as of July 23, 1997, between the
                      Company and Schlaforst Inc.

           10.1(a) Loan and Security Agreement, dated as of July 23, 1997, among the Company, the lenders named therein, and BankAmerica Business Credit, Inc., as agent (the "Agent"). (Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

           10.1(b) Trademark Security Agreement, dated as of July 23, 1997, between the Company and the Agent. (Exhibit 10.1(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

           10.1(c) Patent Secutiry Agreement, dated as of July 23, 1997, between the Company and the Agent. (Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

           10.1(d) Pledge Agreement, dated as of July 23, 1997, between the Company and the Agent. (Exhibit 10.1(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

           10.1(e) Deed to Secure Debt, dated as of July 23, 1997, between the Company and the Agent, with respect to the owned real property located in Laurens County, Georgia. (Exhibit 10.1(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1997).

           10.1(f) Deed to Secure Debt, dated as of July 23, 1997, between the Company and the Agent, with respect to the owned real property located in Baldwin County, Georgia. (Exhibit 10.1(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 5, 1997).

           10.1(g) Deed to Secure Debt, dated as of July 23, 1997, between the Company and the Agent, with respect to the owned real property located in Jefferson County, Georgia. (Exhibit 10.1(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

           10.2** Incentive Plan for Senior Managers, effective as of July 23, 1997. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3,
                      1997).

           10.3** Incentive Plan for Key Employees, effective as of July 23, 1997. (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3,1 997).

           10.4** Executive Stock Option Plan, effective as of July 23, 1997. (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

           10.5 Environmental Cost Sharing and Indemnity Agreement dated as of July 18, 1997, among the Company, Tift County
                      Development  Authority  and Burlen  Corporation.  (Exhibit
                      10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

           10.6(a) Lease dated January 31, 1995 between 1155 Avamer Realty Corp., and the Company (Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 1995).

           10.6(b) Lease Takeover Amendment dated January 31, 1995 between the Company and 1155 Avamer Realty Corp. and the Company (Exhibit 10.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 1995).

           10.6(c) First Amendment to Lease dated as of December 27, 1995 between 1155 Avamer Realty Corp., and the Company (Exhibit 10.1(h) to the Company's Annual Report on Form 10-K for the year ended October 29, 1995).

           10.7(a)* Form of Indemnity Agreement, effective as of October 9, 1997, between the Company and certain of its corporate officers.

           10.7(b)* Form of Indemnity Agreement, effective as of October 9, 1997, between the Company and its directors.

           10.8 Forstmann & Company, Inc. Incentive Compensation and Retention Program, effective as of November 14, 1996 (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended November 3, 1996).

           10.9(a) Agreement for Financial Consulting Services between Jay Alix & Associates and the Company, dated July 31, 1995 (Exhibit 10.10(k) to the Company's Annual Report on Form 10-K for the year ended October 29, 1995).

           10.9(b) Letter of Acknowledgment in Agreement dated August 18, 1995, between Jay Alix & Associates and the Company, outlining changes to "Agreement for Financial Consulting Services" dated July 31, 1995 (Exhibit 10.10(l) to the Company's Annual Report on Form 10-K for the year ended October 29, 1995).

           10.9(c) Second Amendment to Agreement for Financial Consulting Services, dated December 20, 1996 (Exhibit 10.10(m) to the Company's Annual Report on Form 10-K for the year ended November 3, 1996).

           11.1*      Computation of per share earnings.

           27*        Financial Data Schedule


(b) The Company filed a Current Report on Form 8-K during the fourth quarter of its fiscal year ended November 2, 1997.


      * Filed herewith.

      ** Management or Compensatory Plan or Arrangements.

      *** Not filed herewith. Registrant has filed herewith an Undertaking to Furnish Copy of Agreements Upon Request.

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


                             Sincerely,

                             FORSTMANN & COMPANY, INC.

                             By /s/Rodney Peckham
                                -----------------
                             Rodney Peckham
                             Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 30, 1997             By:/s/ Rodney J. Peckham
                                      -------------------------------------
                                      Rodney J. Peckham
                                      Executive Vice President Finance,
                                      Administration and Strategic Planning


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE               TITLE                    DATE


/s/ Brian A. Moorstein          President                 January 30, 1998
----------------------
Brian A. Moorstein               (Principal Executive
                                 Officer)


/s/ Rodney J. Peckham           Executive Vice President  January 30, 1998
----------------------
Rodney J. Peckham                Finance, Administration
                                 and Strategic Planning
                                 (Principal Financial
                                 Officer)

/s/ Gary E. Schafer             Vice President            January 30, 1998
----------------------
Gary E. Schafer                  and Corporate
                                 Controller (Principal
                                 Financial Accounting
                                 Officer)


/s/ Bruce W. Gregory            Director                  January 30, 1998
----------------------
Bruce W. Gregory



/s/ Margaret Bertelsen Hapton   Director                  January 30, 1998
-----------------------------
Margaret Bertelsen Hampton


/s/ James E. Kjorlien           Director                  January 30, 1998
----------------------
James E. Kjorlien

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                        --------------------------------






                                    EXHIBITS


                                 FILED WITH THE




                           ANNUAL REPORT ON FORM 10-K


                                       FOR


                   FOR THE FISCAL YEAR ENDED NOVEMBER 2, 1997


                                       OF


                            FORSTMANN & COMPANY, INC.



                         COMMISSION FILE NUMBER: 1-9474

                                  EXHIBIT INDEX

                                                                      Sequential
EXHIBIT NO.                               DESCRIPTION                  PAGE NO.
----------                                -----------                  --------
2.              First Amended Plan of Reorganization (Exhibit 1 to
                Company's Current Report on Form 8-K dated
                July 9, 1997).                                              *

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

3.1(d)          Amendment Pursuant to Reorganization of the Articles
                of Incorporation of Forstmann & Company, Inc.,
                dated July 23, 1997 (Exhibit 3 to the Company's
                Quarterly Report on Form 10-Q for the quarter
                ended August 3, 1997).                                      *

3.2(a) Amended and Restated By-Laws of the Company as of October 9, 1997.

4.1 Registration Rights Agreement, dated as of July 23, 1997, between the Company and the holders of Common
                Stock named therein.  (Exhibit 4.4 to the Company's
                Quarterly Report on Form 10-Q for the quarter
                ended August 3, 1997).                                      *

                                  EXHIBIT INDEX

                                                                      Sequential
EXHIBIT NO.                               DESCRIPTION                  PAGE NO.
----------                                -----------                  --------

4.2          Warrant Agreement, dated as of July 23, 1997,
             between the Company and Norwest Bank Minnesota,
             N.A., as warrant agent.  (Exhibit 4.2 to the Company's
             Quarterly Report on Form 10-Q for the quarter
             ended August 3, 1997).                                         *

4.3          Indenture, dated as of July 23, 1997, between the
             Company and State Street Bank and Trust Company,
             as Trustee (Deferred Interest Rate Notes).
             (Exhibit 4.3 to the Company's Quarterly Report on
             Form 10-Q for the quarterly period ended
             August 3, 1997).                                               *

4.4(a)***    Loan Agreement, dated as of July 23, 1997, between
             the Company and Schlaforst Inc.                                *

4.4(b)***    Promissory Note, dated as of July 23, 1997, between
             the Company and Schlaforst Inc.                                *

4.4(c)***    Security Agreement, dated as of July 23, 1997, between
             the Company and Schlaforst Inc.                                *

10.1(a)      Loan and Security Agreement, dated as of July 23, 1997,
             among the Company, the lenders named therein, and
             BankAmerica Business Credit, Inc., as agent
             (the "Agent").  (Exhibit 10.1(a) to the Company's
             Quarterly Report on Form 10-Q for the quarterly
             period ended August 3, 1997).                                  *

10.1(b)      Trademark Security Agreement, dated as of
             July 23, 1997, between the Company and the Agent.
             (Exhibit 10.1(b) to the Company's Quarterly Report
             on Form 10-Q for the quarterly period ended
             August 3, 1997).                                               *

                                 EXHIBIT INDEX

                                                                      Sequential
EXHIBIT NO.                               DESCRIPTION                  PAGE NO.
----------                                -----------                  --------


10.1(c)      Patent Secutiry Agreement, dated as of
             July 23, 1997, between the Company and the Agent.
             (Exhibit 10.1(c) to the Company's Quarterly Report
             on Form 10-Q for the quarterly period ended
             August 3, 1997).                                               *

10.1(d)      Pledge Agreement, dated as of July 23, 1997,
             between the Company and the Agent.  (Exhibit 10.1(d)
             to the Company's Quarterly Report on Form 10-Q
             for the quarterly period ended August 3, 1997).                *

10.1(e)      Deed to Secure Debt, dated as of July 23, 1997,
             between the Company and the Agent, with respect
             to the owned real property located in Laurens County,
             Georgia.  (Exhibit 10.1(e) to the Company's Quarterly
             Report on Form 10-Q for the quarterly period ended
             August 2, 1997).                                               *

10.1(f)      Deed to Secure Debt, dated as of July 23, 1997,
             between the Company and the Agent, with respect
             to the owned real property located in Baldwin County,
             Georgia.  (Exhibit 10.1(f) to the Company's Quarterly
             Report on Form 10-Q for the quarterly period
             ended August 5, 1997).                                         *

10.1(g)      Deed to Secure Debt, dated as of July 23, 1997,
             between the Company and the Agent, with respect
             to the owned real property located in Jefferson
             County, Georgia.  (Exhibit 10.1(g) to the Company's
             Quarterly Report on Form 10-Q for the quarterly
             period ended August 3, 1997).                                  *

10.2         Incentive Plan for Senior Managers, effective as of
             July 23, 1997.  (Exhibit 10.2 to the Company's
             Quarterly Report on Form 10-Q for the quarterly
             period ended August 3, 1997).                                  *

                                 EXHIBIT INDEX

                                                                      Sequential
EXHIBIT NO.                               DESCRIPTION                  PAGE NO.
----------                                -----------                  --------


10.3         Incentive Plan for Key Employees, effective as of
             July 23, 1997.  (Exhibit 10.3 to the Company's Quarterly
             Report on Form 10-Q for the quarterly period
             ended August 3,1 997).                                         *

10.4         Executive Stock Option Plan, effective as of
             July 23, 1997.  (Exhibit 10.4 to the Company's
             Quarterly Report on Form 10-Q for the quarterly
             period ended August 3, 1997).                                  *

10.5         Environmental Cost Sharing and Indemnity Agreement
             dated as of July 18, 1997, among the Company, Tift
             County Development Authority and Burlen Corporation.
             (Exhibit 10.5 to the Company's Quarterly Report on
             Form 10-Q for the quarterly period ended
             August 3, 1997).                                               *

10.6(a)      Lease dated January 31, 1995 between 1155 Avamer
             Realty Corp., and the Company (Exhibit 10.1(a) to
             the Company's Quarterly Report on Form 10-Q for
             the quarter ended January 29, 1995).                           *

10.6(b)      Lease Takeover Amendment dated January 31, 1995
             between the Company and 1155 Avamer Realty
             Corp. and the Company (Exhibit 10.1(b) to the
             Company's Quarterly Report on Form 10-Q for the
             quarter ended January 29, 1995).                               *

10.6(c)      First Amendment to Lease dated as of December 27, 1995
             between 1155 Avamer Realty Corp., and the Company
             (Exhibit 10.1(h) to the Company's Annual Report
             on Form 10-K for the year ended October 29, 1995).             *

                                 EXHIBIT INDEX

                                                                      Sequential
EXHIBIT NO.                               DESCRIPTION                  PAGE NO.
----------                                -----------                  --------


10.7(a) Form of Indemnity Agreement, effective as of October 9, 1997, between the Company and certain of its corporate officers.

10.7(b) Form of Indemnity Agreement, effective as of October 9, 1997, between the Company and its directors.

10.8         Forstmann & Company, Inc. Incentive Compensation
             and Retention Program, effective as of
             November 14, 1996 (Exhibit 10.8 to the Company's
             Annual Report on Form 10-K for the year ended
             November 3, 1996).                                             *

10.9(a)      Agreement for Financial Consulting Services between
             Jay Alix & Associates and the Company, dated
             July 31, 1995 (Exhibit 10.10(k) to the Company's
             Annual Report on Form 10-K for the year ended
             October 29, 1995).                                             *

10.9(b)      Letter of Acknowledgment in Agreement dated
             August 18, 1995, between Jay Alix & Associates
             and the Company, outlining changes to "Agreement
             for Financial Consulting Services" dated July 31, 1995
             (Exhibit 10.10(l) to the Company's Annual Report
             on Form 10-K for the year ended October 29, 1995).             *

10.9(c)      Second Amendment to Agreement for Financial
             Consulting Services, dated December 20, 1996
             (Exhibit 10.10(m) to the Company's Annual
             Report on Form 10-K for the year ended
             November 3, 1996).                                             *

                                 EXHIBIT INDEX

                                                                      Sequential
EXHIBIT NO.                               DESCRIPTION                  PAGE NO.
----------                                -----------                  --------

11.1         Computation of per share earnings.

27           Financial Data Schedule


(b) The Company filed a Current Report on Form 8-K during the fourth quarter of its fiscal year ended November 2, 1997.



 *** Not filed herewith. Registrant has filed herewith an Undertaking to Furnish Copy of Agreements Upon Request.

                                                               EXHIBIT 3.2(a)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------











                            FORSTMANN & COMPANY, INC.





                              AMENDED AND RESTATED

                                     BY-LAWS









                          As Adopted on October 9, 1997









-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              AMENDED AND RESTATED
                                     BY-LAWS


                                TABLE OF CONTENTS


SECTION                                                                     PAGE

ARTICLE I

         OFFICES...............................................................1
         Section 1.01.  REGISTERED OFFICE......................................1

ARTICLE II

           STOCKHOLDERS........................................................1
         Section 2.01.  ANNUAL MEETINGS........................................1
         Section 2.02.  SPECIAL MEETINGS.......................................1
         Section 2.03.  NOTICE OF MEETINGS; WAIVER.............................2
         Section 2.04.  VOTING.................................................2
         Section 2.05.  ADJOURNMENT............................................2
         Section 2.06.  PROXIES................................................3
         Section 2.07.  ORGANIZATION; PROCEDURE................................3
         Section 2.08.  QUORUM.................................................3
         Section 2.09.  INSPECTORS OF ELECTIONS................................3
         Section 2.10.  OPENING AND CLOSING OF POLLS...........................4
         Section 2.11.  STOCKHOLDER PROPOSALS..................................4
         Section 2.12.  CONSENT OF STOCKHOLDERS IN LIEU OF MEETING.............4

ARTICLE III

         BOARD OF DIRECTORS....................................................6
         Section 3.01.  GENERAL POWERS.........................................6
         Section 3.02.  NUMBER AND TERM OF OFFICE..............................6
         Section 3.03.  ELECTION OF DIRECTORS; QUALIFICATION...................6
         Section 3.04.  NOMINATION OF DIRECTORS................................6
         Section 3.05.  ANNUAL AND REGULAR MEETINGS; NOTICE....................7
         Section 3.06.  SPECIAL MEETINGS; NOTICE...............................7

         Section 3.07.  QUORUM; VOTING.........................................8
                        --------------
         Section 3.08.  ADJOURNMENT............................................8
                        -----------
         Section 3.09.  ACTION WITHOUT A MEETING...............................8
                        ------------------------
         Section 3.10.  REGULATIONS; MANNER OF ACTING..........................8
                        -----------------------------
         Section 3.11.  ACTION BY TELEPHONIC COMMUNICATIONS....................8
                        -----------------------------------
         Section 3.12.  RESIGNATIONS...........................................8
                        ------------
         Section 3.13.  REMOVAL OF DIRECTORS...................................8
                        --------------------
         Section 3.14.  VACANCIES AND NEWLY CREATED DIRECTORSHIPS..............9
                        -----------------------------------------
         Section 3.15.  COMPENSATION...........................................9
                        ------------
         Section 3.16.  RELIANCE ON ACCOUNTS AND REPORTS, ETC..................9
                        -------------------------------------

ARTICLE IV

         EXECUTIVE COMMITTEE AND OTHER COMMITTEES..............................9
         Section 4.01.  HOW CONSTITUTED........................................9
         Section 4.02.  POWERS................................................10
         Section 4.03.  PROCEEDINGS...........................................10
         Section 4.04.  QUORUM AND MANNER OF ACTING...........................10
         Section 4.05.  ACTION BY TELEPHONIC COMMUNICATIONS...................11
         Section 4.06.  ABSENT OR DISQUALIFIED MEMBERS........................11
         Section 4.07.  RESIGNATIONS..........................................11
         Section 4.08.  REMOVAL...............................................11
         Section 4.09.  VACANCIES.............................................11

ARTICLE V

         OFFICERS.............................................................11
         Section 5.01.  NUMBER................................................11
         Section 5.02.  ELECTION..............................................11
         Section 5.03.  SALARIES..............................................12
         Section 5.04.  REMOVAL AND RESIGNATION; VACANCIES....................12
         Section 5.05.  AUTHORITY AND DUTIES OF OFFICERS......................12
         Section 5.06.  THE CHAIRMAN OF THE BOARD.............................12
         Section 5.07.  THE PRESIDENT.........................................12
         Section 5.08.  THE VICE PRESIDENT....................................12
         Section 5.09.  THE SECRETARY.........................................13
         Section 5.10.  THE CHIEF FINANCIAL OFFICER...........................13

         Section 5.11.  THE TREASURER.........................................14
         Section 5.12.  ADDITIONAL OFFICERS...................................14

ARTICLE VI

         CAPITAL STOCK........................................................15
         Section 6.01.  CERTIFICATES OF STOCK, UNCERTIFICATED SHARES..........15
         Section 6.02.  SIGNATURES............................................15
         Section 6.03.  LOST, STOLEN OR DESTROYED CERTIFICATES................15
         Section 6.04.  TRANSFER OF STOCK.....................................15
         Section 6.05.  RECORD DATE...........................................15
         Section 6.06.  REGISTERED STOCKHOLDERS...............................16
         Section 6.07.  TRANSFER AGENT AND REGISTRAR..........................16

ARTICLE VII

         INDEMNIFICATION......................................................16
         Section 7.01.  NATURE OF INDEMNITY...................................16
         Section 7.02.  SUIT AGAINST CORPORATION..............................17
         Section 7.03.  NO PRESUMPTION........................................17
         Section 7.04.  SUCCESSFUL DEFENSE....................................17
         Section 7.05.  ADVANCE FOR EXPENSES..................................17
         Section 7.06.  DETERMINATION AND AUTHORIZATION OF INDEMNIFICATION....17
         Section 7.07.  DETERMINATION TO ADVANCE EXPENSES.....................18
         Section 7.08.  PROCEDURE FOR INDEMNIFICATION OF DIRECTORS
                        AND OFFICERS..........................................18
         Section 7.09.  SURVIVAL; PRESERVATION OF OTHER RIGHTS................19
         Section 7.10.  INSURANCE.............................................19
         Section 7.11.  SEVERABILITY..........................................19

ARTICLE VIII

         GENERAL PROVISIONS...................................................20
         Section 8.01.  DIVIDENDS.............................................20
         Section 8.02.  RESERVES..............................................20
         Section 8.03.  EXECUTION OF INSTRUMENTS..............................20
         Section 8.04.  CORPORATE INDEBTEDNESS................................20
         Section 8.05.  DEPOSITS..............................................21
         Section 8.06.  CHECKS................................................21
         Section 8.07.  SALE, TRANSFER, ETC. OF SECURITIES....................21
         Section 8.08.  VOTING AS STOCKHOLDER.................................21

         Section 8.09.  SEAL..................................................21
         Section 8.10.  BOOKS AND RECORDS; INSPECTION.........................21

ARTICLE IX

         AMENDMENT OF BY-LAWS.................................................22
         Section 9.01.  AMENDMENT.............................................22

ARTICLE X

         CONSTRUCTION.........................................................22
         Section 10.01.  CONSTRUCTION.........................................22

                            FORSTMANN & COMPANY, INC.

                              AMENDED AND RESTATED
                                     BY-LAWS

                          As adopted on October 9, 1997


                                    ARTICLE I

                                     OFFICES

                  Section 1.01. REGISTERED OFFICE. The corporation shall at all times maintain a registered office in the State of Georgia and a registered agent at that address but may have other offices located within or without the State of Georgia as the Board of Directors may determine.


                                   ARTICLE II

                                  STOCKHOLDERS

                  Section 2.01. ANNUAL MEETINGS. The annual meeting of the stockholders of the Corporation for the election of the Board of Directors and for the transaction of such other business as properly may come before such meeting shall be held at such place, either within or without the State of Georgia, at such date and hour as may be fixed from time to time by resolution of the Board of Directors and set forth in the notice or waiver of notice of the meeting.

                  Section 2.02. SPECIAL MEETINGS. Special meetings of the stockholders may be called at any time by the Chairman of the Board (or, in the event of his or her absence or disability, by the President or, in the event of his or her absence or disability, by any Vice President), or by the Board of Directors. A special meeting shall be called by the Chairman of the Board (or, in the event of his or her absence or disability, by the President or, in the event of his or her absence or disability, by any Vice President) or by the
Secretary, immediately upon receipt of a written request therefor by stockholders holding in the aggregate not less than 662/3% of the outstanding shares of the Corporation at the time entitled to vote at any meeting of the stockholders, provided that such request states the purposes for which the meeting is called. The business that may be transacted at any special meeting of the stockholders shall be limited to that proposed in the notice of the special meeting given in accordance with Section 2.03 hereof or otherwise properly brought before the meeting by a stockholder pursuant to these By-Laws. If such officers or the Board of Directors shall fail to call such meeting within twenty days after receipt of such request, any stockholder executing such request may call such meeting. Such special meetings of the stockholders shall be held at such places, within or without the State of Georgia, as shall be specified in the respective notices or waivers of notice thereof.


                  Section 2.03. NOTICE OF MEETINGS; WAIVER. The Secretary or any Assistant Secretary shall cause written notice of the place, date and hour of each meeting of the stockholders, and, in the case of a special meeting, the purpose or purposes for which such meeting is called, to be given personally or by mail, not less than ten nor more than sixty days prior to the meeting, to each stockholder of record entitled to vote at such meeting. If such notice is mailed, it shall be deemed to have been given to a stockholder when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the record of stockholders of the Corporation, or, if he or she shall have filed with the Secretary of the Corporation a written request that notices to him or her be mailed to some other address, then directed to him or her at such other address. Such further notice shall be given as may be required by law.

                  No notice of any meeting of stockholders need be given to any stockholder who submits a signed waiver of notice, whether before or after the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in a written waiver of notice, except as may otherwise be required by law. The attendance of any stockholder at a meeting of stockholders shall constitute a waiver of notice of such meeting, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the ground that the meeting is not lawfully called or convened.

                  Section 2.04. VOTING. If, pursuant to Section 6.05 of these By-Laws, a record date has been fixed, every holder of record of shares entitled to vote at a meeting of stockholders shall be entitled to one vote for each share outstanding in his or her name on the books of the Corporation at the close of business on such record date. If no record date has been fixed, then every holder of record of shares entitled to vote at a meeting of stockholders shall be entitled to one vote for each share of stock outstanding in his or her name on the books of the Corporation at the close of business on the day next preceding the day on which notice of the meeting is given or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. Except as otherwise required by law or by the Articles of Incorporation or by these By-Laws, the vote of a majority of the shares represented in person or by proxy at any meeting at which a quorum is present shall be sufficient for the transaction of any business at such meeting.

                  Section 2.05. ADJOURNMENT. If a quorum is not present at any meeting of the stockholders, the stockholders present in person or by proxy shall have the power to adjourn any such meeting from time to time until a quorum is present. Notice of any adjourned meeting of the stockholders of the Corporation need not be given if the place, date and hour thereof are announced at the meeting at which the adjournment is taken, provided, however, that if the adjournment is for more than thirty days, or if after the adjournment a new record date for the adjourned meeting is fixed pursuant to Section 6.05 of these By-Laws, a notice of the adjourned meeting, conforming to the requirements of
Section 2.03 of these By-Laws, shall be given to each stockholder of record entitled to vote at such meeting. At any adjourned meeting at which a quorum is present, any business may be transacted that might have been transacted on the original date of the meeting.

                  Section 2.06. PROXIES. Any stockholder or his or her agent or attorney-in-fact entitled to vote at any meeting of the stockholders or to express consent to or dissent from corporate action in writing without a meeting may authorize another person or persons to vote at any such meeting and express such consent or dissent for him or her by proxy. A stockholder may authorize a valid proxy by executing an appointment form. Such execution may be accomplished by any reasonable means, including by facsimile, signed by such stockholder or his or her attorney-in-fact in the case of an individual stockholder, or by an authorized officer, director, employee or agent in the case of any other stockholder. No such proxy shall be voted or acted upon after the expiration of eleven months from the date of such proxy, unless such proxy provides for a longer period. Every proxy shall be revocable at the pleasure of the stockholder executing it, except in those cases where (I) the appointment form states that it is irrevocable and the appointment is coupled with an interest, or (II) applicable law provides that a proxy shall be irrevocable. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or by filing another duly executed proxy bearing a later date with the Secretary. Any copy, facsimile telecommunication or other reliable reproduction of a writing or transmission created pursuant to this section may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original writing or transmission could be used, provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original writing or transmission. An appointment form is effective when it is received by the inspector of election.

                  Section 2.07. ORGANIZATION; PROCEDURE. At every meeting of stockholders, the presiding officer shall be the Chairman of the Board or, in the event of his or her absence or disability, the President or, in the event of his or her absence or disability, a presiding officer chosen by a majority of the stockholders present in person or by proxy. The Secretary or, in the event of his or her absence or disability, the Assistant Secretary, if any or, if there be no Assistant Secretary, in the absence of the Secretary, an appointee of the presiding officer, shall act as Secretary of the meeting. The order of business and all other matters of procedure at every meeting of stockholders may be determined by such presiding officer.

                  Section 2.08. QUORUM. A quorum for the transaction of business at any annual or special meeting of stockholders shall exist when the holders of a majority of the outstanding shares entitled to vote are represented either in person or by proxy at such meeting.

                  Section 2.09. INSPECTORS OF ELECTIONS. Preceding any meeting of the stockholders, the Board of Directors shall appoint one or more persons to act as Inspector of Elections, and may designate one or more alternate inspectors. In the event no inspector or alternate is able to act, the person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of the duties of an inspector, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector may be an officer or employee of the Corporation. The inspector shall:

         (a) ascertain the number of shares outstanding and the voting power of each;

         (b)      determine the shares represented at a meeting;

         (c)      determine the validity of proxies and ballots;

         (d)      count all votes; and

         (e)      determine the result.

                  Section 2.10. OPENING AND CLOSING OF POLLS. The date and time for the opening and the closing of the polls for each matter to be voted upon at a stockholder meeting shall be announced at the meeting. The inspector of the election shall be prohibited from accepting any ballots, proxies or votes nor any revocations thereof or changes thereto after the closing of the polls.

                  Section 2.11. STOCKHOLDER PROPOSALS. No proposal (a "Stockholder Proposal") shall be brought before a meeting of stockholders by a stockholder (the "Proponent") unless the Proponent shall have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than sixty nor more than ninety days prior to such meeting; provided, however, that if less than seventy days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of meeting was mailed or such public disclosure was made. The notice shall set forth with particularity (I) the names and business addresses of the Proponent and all natural persons, corporations, partnerships, trusts or any other type of legal entity or recognized ownership vehicle (each, a "Person") acting in concert with the Proponent; (II) the name and address of the Proponent and the Persons identified in clause (i), as they appear on the Corporation's books (if they so appear); (III) the number of shares of each class of stock of the Corporation beneficially owned by the Proponent and each Person identified in clause (i); (IV) a description of the Stockholder Proposal containing all material information relating thereto; (V) any material interest of the Proponent and each Person identified in clause (i) in such proposal; and (VI) such other information as the Board of Directors reasonably determines is necessary or appropriate to enable the Board of Directors and stockholders of the Corporation to consider the Stockholder Proposal. The presiding officer at any meeting of the stockholders may, if the facts so warrant, determine that any Stockholder Proposal was not made in accordance with the procedures prescribed in this Section 2.11 or is otherwise not in accordance with law, and if he or she should so determine, such officer shall so declare at the meeting and the Stockholder Proposal shall not be brought before the meeting.

                  Section 2.12. CONSENT OF STOCKHOLDERS IN LIEU OF MEETING. Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken for or in connection with any corporate action, such action may be taken without a meeting, without prior notice and without a vote of stockholders, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Corporation by delivery to its registered office in the State of Georgia, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. Prompt notice of the taking of the corporate written consent shall be given to those stockholders who have not consented in writing.

                  Every written consent shall bear the date of signature of each stockholder who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless, within sixty days of the earliest dated consent delivered in the manner required by law to the Corporation, written consents signed by a sufficient number of holders to take action are delivered to the Corporation by deli very to its registered office in the State of Georgia, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded.

                  The record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be fixed by the Board of Directors. Any stockholder seeking to have the stockholders authorize or take corporate action by written consent without a meeting shall, by written notice to the Chairman of the Board or the President, request the Board of Directors to fix a record date. Upon receipt of such a request, the Chairman of the Board, or, in his or her absence, the President, shall, as promptly as practicable, call a special meeting of the Board of Directors to be held as promptly as practicable, but in any event not more than ten days following the date of receipt for such a request. At such a meeting, the Board of Directors shall fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than ten days after the date that such resolution is adopted. Notice of the record date shall be published in accordance with the rules and policies of the National Association of Securities Dealers, Inc. If no record date has been so fixed by the Board of Directors, the record date for determining the stockholders entitled to consent to corporate action without a meeting, where no prior action by the Board of Directors is required by the Georgia Business Corporation Code, shall be the first date on which a signed written consent setting forth the action proposed to be taken is delivered to the Corporation. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by the Georgia Business
Corporation Code, the record date for determining stockholders entitled to consent to such corporate action in writing without a meeting shall be the date on which the Board of Directors adopts the resolution taking such prior action.

                  In the event of the delivery to the Corporation of a written consent or consents purporting to represent the requisite voting power to authorize or take corporate action and/or related revocations, the Secretary shall provide for the safekeeping  of  such  consents  and  revocations  and  shall,  as  promptly  as practicable, engage independent inspectors for the purpose of promptly performing a ministerial review of the validity of the consents and revocations. No action by written consent without a meeting shall be effective until such inspectors have completed their review, determined that the requisite number of ballots and unrevoked consents has been obtained to authorize or take actions specified in the consents and certifies such determination for entry in the records of the Corporation for the purpose of recording the proceedings of meetings of the stockholders.

                                   ARTICLE III

                               BOARD OF DIRECTORS

                  Section 3.01. GENERAL POWERS. Except as may otherwise be provided by law, by the Articles of Incorporation or by these By-Laws, the property, affairs and business of the Corporation shall be managed by or under the direction of the Board of Directors and the Board of Directors may exercise all the powers of the Corporation.

                  Section 3.02. NUMBER AND TERM OF OFFICE. The number of directors shall not be less than five, nor more than seven, and shall be fixed within such minimum and maximum by the stockholders or the Board of Directors. Each director (whenever elected) shall hold office until the annual meeting of stockholders and until his or her successor has been duly elected and qualified, or until his or her earlier death, retirement, disqualification, resignation or removal from office.

                  Section 3.03. ELECTION OF DIRECTORS; QUALIFICATION. Except as otherwise provided in Sections 3.12 and 3.13 of these By-Laws, the directors shall be elected at each annual meeting of the stockholders. At each meeting of the stockholders for the election of directors, provided a quorum is present, the directors shall be elected by a plurality of the votes validly cast in such election.

                  As long as any shares of the Corporation's capital stock shall be quoted on the NASDAQ National Market, the Board of Directors shall ensure, and shall have all powers necessary to ensure, that the membership of the Board of Directors shall at all times include such number of "independent" directors (as such term is defined in Part III, Paragraph 6(c) of Schedule D to the By-Laws of the National Association of Security Dealers, Inc., as the same may be amended from time to time) as shall be required by such By-Laws in order for shares of the Corporation's capital stock to be eligible for quotation on the NASDAQ National Market. In the event that the shares of the Corporation's capital stock shall cease to be quoted on the NASDAQ National Market and subsequently shares of the Corporation's capital stock are listed or quoted on a national securities exchange or other trading system, the Board of Directors shall ensure that the membership of the Board of Directors shall at all times be consistent with the applicable rules and regulations of such exchange or trading system.

                  Section 3.04. NOMINATION OF DIRECTORS. Nominations for election to the Board of Directors at a meeting of stockholders may be made by the Board of Directors or by any stockholder entitled to vote for the election of Directors at such meeting. Such nominations, other than those made by or on behalf of the Board of Directors, shall be made by notice in writing delivered or mailed by first class United States mail, postage prepaid, to the Board of Directors in care of the Secretary of the Corporation, and received not less than sixty days nor more than ninety days prior to such meeting; provided, however, that if less than seventy days' notice or prior public disclosure of the date of the meeting is given to stockholders, such nomination shall have been mailed or delivered to the Board of Directors in care of the Secretary not later than the close of business on the tenth day following the day on which the notice of meeting was mailed or such public disclosure was made. Such notice shall set forth (A) as to each proposed nominee
(I) the name, age, business address and, if known, residence address of each such nominee, (II) the principal occupation or employment of each such nominee,
(III) the number of shares of stock of the Corporation which are beneficially owned by each such nominee, and (IV) any other information concerning the nominee that must be disclosed as to nominees in proxy solicitations pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to be named as a nominee and to serve as a Director if elected); and (B) as to the stockholder giving the notice (I) the name and address, as they appear on the Corporation's books, of such stockholder and (II) the class and number of shares of the Corporation which are beneficially owned by such stockholder. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a Director shall furnish to the Secretary of the Corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this
Section 3.04 of these By-laws. The presiding officer at the meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and if he or she should so determine, he or she shall so declare to the meeting and the defective nomination shall not be brought before the meeting.

                  Section 3.05. ANNUAL AND REGULAR MEETINGS; NOTICE. The annual meeting of the Board of Directors for the purpose of electing officers and for the transaction of such other business as may come before the meeting shall be held as soon as possible following adjournment of the annual meeting of the stockholders. Notice of such annual meeting of the Board of Directors need not be given. The Board of Directors from time to time may by resolution provide for the holding of regular meetings and fix the place (which may be within or without the State of Georgia) and the date and hour of such meetings. Notice of regular meetings need not be given, provided, however, that if the Board of Directors shall fix or change the time or place of any regular meeting, notice of such action shall be mailed promptly, or sent by telegram, facsimile transmission or cablegram, to each director who shall not have been present at the meeting at which such action was taken, addressed to him or her at his or her usual place of business, or shall be delivered to him or her personally. Notice of such action need not be given to any director who attends the first regular meeting after such action is taken without protesting the lack of notice to him or her, prior to or at the commencement of such meeting, or to any director who submits a signed waiver of notice, whether before or after such meeting.

                  Section 3.06. SPECIAL MEETINGS; NOTICE. Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board, or, in the event of his absence or disability, by any other director, at such place (within or without the State of Georgia), date and hour as may be specified in the respective notices or waivers of notice of such meetings. Special meetings of the Board of Directors may be called on twenty-four hours' notice, if notice is given to each director personally or by telephone, facsimile transmission, or telegram, or on five days' notice, if notice is mailed to each director, addressed to him or her at his or her usual place of business. Notice of any special meeting need not be given to any director who attends such meeting without protesting the lack of notice to him or her, prior to or at the commencement of such meeting, or to any director who submits a signed waiver of notice, whether before or after such meeting, and any business may be transacted thereat.

                  Section 3.07. QUORUM; VOTING. At all meetings of the Board of Directors, the presence of a majority of the total then-authorized number of directors shall constitute a quorum for the transaction of business. Except as otherwise required by law, the vote of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors.

                  Section 3.08. ADJOURNMENT. A majority of the directors present, whether or not a quorum is present, may adjourn any meeting of the Board of Directors to another time or place. No notice need be given of any adjourned meeting unless the time and place of the adjourned meeting are not announced at the time of adjournment, in which case notice conforming to the requirements of Section 3.05 of these By-Laws shall be given to each director.

                  Section 3.09. ACTION WITHOUT A MEETING. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if all members of the Board of Directors consent thereto in writing, and such writing or writings are filed with the minutes of proceedings of the Board of Directors.

                  Section 3.10. REGULATIONS; MANNER OF ACTING. To the extent consistent with applicable law, the Articles of Incorporation and these By-Laws, the Board of Directors may adopt such rules and regulations for the conduct of meetings of the Board of Directors and for the management of the property, affairs and business of the

Corporation as the Board of Directors may deem appropriate. The directors shall act only as a Board, and the individual directors shall have no power as such.

                  Section 3.11. ACTION BY TELEPHONIC COMMUNICATIONS. Members of the Board of Directors may participate in a meeting of the Board of Directors by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

                  Section 3.12. RESIGNATIONS. Any director may resign at any time by delivering a written notice of resignation, signed by such director, to the Chairman of the Board, if any, or to the President of the Corporation. Unless otherwise specified therein, such resignation shall take effect upon delivery.

                  Section 3.13. REMOVAL OF DIRECTORS. Any director may be removed at any time, either for or without cause, upon the affirmative vote of the holders of a majority of the outstanding shares of stock of the Corporation entitled to vote for the election of such Director. Any vacancy in the Board of Directors caused by any such removal may be filled at such meeting by the stockholders entitled to vote for the election of the Director so removed. If such stockholders do not fill such vacancy at such meeting (or in the written instrument effecting such removal, if such removal was effected by consent without a meeting), such vacancy may be filled in the manner provided in Section
3.14 of these By-Laws.

                  Section 3.14. VACANCIES AND NEWLY CREATED DIRECTORSHIPS. If any vacancies shall occur in the Board of Directors, by reason of death, resignation, removal, increase in the then-authorized number of directors or otherwise, the directors then in office shall continue to act, and such vacancies and newly created directorships may be filled by a majority of the directors then in office, although less than a quorum. A director elected to fill a vacancy or a newly created directorship shall hold office until his or her successor has been elected and qualified or until his or her earlier death, resignation or removal. Any such vacancy or newly created directorship may also be filled at any time by vote of the stockholders.

                  Section 3.15. COMPENSATION. The amount, if any, which each director shall be entitled to receive as compensation for his or her services as such shall be fixed from time to time by resolution of the Board of Directors.

                  Section 3.16. RELIANCE ON ACCOUNTS AND REPORTS, ETC. A member of the Board of Directors, or a member of any Committee designated by the Board of Directors, shall be fully protected in relying in good faith upon the records of the

Corporation and upon such information, opinions, reports or statements, including financial statements and other financial data, if prepared by (I) one or more officers or employees of the Corporation whom the director reasonably believes to be reliable and competent in the matters presented; (II) legal counsel, public accountants, investment bankers or other persons as to matters the director reasonably believes are within the person's professional or expert competence; or (III) Committees of the Board of Directors of which he is not a member if the director reasonably believes the Committee merits confidence.


                                   ARTICLE IV

                    EXECUTIVE COMMITTEE AND OTHER COMMITTEES

                  Section 4.01. HOW CONSTITUTED. The Board of Directors may designate one or more Committees, including an Executive Committee, each such Committee to consist of such number of directors as from time to time may be fixed by the Board of Directors. The Board of Directors may designate one or more directors as alternate members of any such Committee, who may replace any absent or disqualified member or members at any meeting of such Committee. Thereafter, members (and alternate members, if any) of each such Committee may be designated by the Board of Directors. Any such Committee may be abolished or re-designated from time to time by the Board of Directors. Each member (and each alternate member) of any such Committee (whether designated at an annual meeting of the Board of Directors or to fill a vacancy or otherwise) shall hold office until his or her successor shall have been designated or until he or she shall cease to be a director, or until his or her earlier death, resignation or removal.

                  Section 4.02. POWERS. During the intervals between the meetings of the Board of Directors, the Executive Committee, except as otherwise provided in this section, shall have and may exercise all the powers and authority of the Board of Directors in the management of the property, affairs and business of the Corporation, including the power to declare dividends and to authorize the issuance of stock. Each such other Committee, except as otherwise provided in this section, shall have and may exercise such powers of the Board of Directors as may be provided by resolution or resolutions of the Board of Directors. Neither the Executive Committee nor any such other Committee shall have the power or authority:

                  (a) to approve or propose to stockholders action that by law must be approved by stockholders;

                  (b) to fill vacancies on the Board of Directors or on any of its committees;

                  (c) to amend the Articles of Incorporation pursuant to O.C.G.A. Section 14-2- 1002;

                  (d) to recommend to the stockholders a dissolution of the Corporation or a revocation of a dissolution;

                  (e) to adopt,  amend or repeal the By-Laws of the Corporation;
         or

                  (f) to approve a plan of merger not requiring stockholder approval.

The Executive Committee shall have, and any such other Committee may be granted by the Board of Directors, power to authorize the seal of the Corporation to be affixed to any or all papers which may require it.

                  Section 4.03. PROCEEDINGS. Each such Committee may fix its own rules of procedure and may meet at such place (within or without the State of Georgia), at such time and upon such notice, if any, as it shall determine from time to time. Each such Committee shall keep minutes of its proceedings and shall report such proceedings to the Board of Directors at the meeting of the Board of Directors next following any such proceedings.

                  Section 4.04. QUORUM AND MANNER OF ACTING. Except as may be otherwise provided in the resolution creating such Committee, at all meetings of any Committee the presence of members (or alternate members) constituting a majority of the total authorized membership of such Committee shall constitute a quorum for the transaction of business. The act of the majority of the members present at any meeting at which a quorum is present shall be the act of such Committee. Any action required or permitted to be taken at any meeting of any such Committee may be taken without a meeting, if all members of such Committee shall consent to such action in writing and such writing or writings are filed with the minutes of the proceedings of the Committee. The members of any such Committee shall act only as a Committee, and the individual members of such Committee shall have no power as such.

                  Section 4.05. ACTION BY TELEPHONIC COMMUNICATIONS. Members of any Committee designated by the Board of Directors may participate in a meeting of such Committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

                  Section 4.06. ABSENT OR DISQUALIFIED MEMBERS. In the absence or disqualification of a member of any Committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he, she or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

                  Section 4.07. RESIGNATIONS. Any member (and any alternate member) of any Committee may resign at any time by delivering a written notice of resignation, signed by such member, to the Chairman of the Board, or to the President. Unless otherwise specified therein, such resignation shall take effect upon delivery.

                  Section 4.08. REMOVAL. Any member (and any alternate member) of any Committee may be removed from his or her position as a member (or alternate member, as the case may be) of such Committee at any time, either for or without cause, by resolution adopted by a majority of the whole Board of Directors.

                  Section 4.09. VACANCIES. If any vacancy shall occur in any Committee, by reason of disqualification, death, resignation, removal or otherwise, the remaining members (and any alternate members) shall continue to act, and any such vacancy may be filled by the Board of Directors.


                                    ARTICLE V

                                    OFFICERS

                  Section 5.01. NUMBER. The officers of the Corporation shall be chosen by the Board of Directors and shall be a Chairman of the Board, a President, a Chief Financial Officer, one or more Vice Presidents, a Secretary, and a Treasurer. The Board of Directors also may elect one or more Assistant Secretaries and Assistant Treasurers in such numbers as the Board of Directors may determine. Any number of offices may be held by the same person. No officer need be a director of the Corporation.

                  Section 5.02. ELECTION. Unless otherwise determined by the Board of Directors, the officers of the Corporation shall be elected by the Board of Directors at the annual meeting of the Board of Directors, and shall be elected to hold office until the next succeeding annual meeting of the Board of Directors. In the event of the failure to elect officers at such annual meeting, officers may be elected at any regular or special meeting of the Board of Directors. Each officer shall hold office until his or her successor has been elected and qualified, or until his or her earlier death, resignation or removal.

                  Section 5.03. SALARIES. The salaries of all officers and agents of the Corporation elected by the Board of Directors shall be fixed by the Board of Directors, but this authority may be delegated to any officer, agent or employee of the Corporation as to persons under his or her direction or control.

                  Section 5.04. REMOVAL AND RESIGNATION; VACANCIES. Any officer may be removed for or without cause at any time by the Board of Directors. Any officer may resign at any time by delivering a written notice of resignation, signed by such officer, to the Board of Directors or the President. Unless otherwise specified therein, such resignation shall take effect upon delivery. Any vacancy occurring in any office of the Corporation by death, resignation, removal or otherwise, shall be filled by the Board of Directors.

                  Section 5.05. AUTHORITY AND DUTIES OF OFFICERS. The officers of the Corporation shall have such authority and shall exercise such powers and perform such duties as may be specified in these By-Laws, except that in any event each officer shall exercise such powers and perform such duties as may be required by law.

                  Section 5.06. THE CHAIRMAN OF THE BOARD. The Chairman of the Board, when present, shall preside at all meetings of the stockholders and the Board of Directors. The Chairman of the Board shall perform other duties usually pertaining to the office of a chairman of the board of directors, and shall perform such other duties and have such other powers as the Board of Directors shall designate from time to time.

                  Section 5.07. THE PRESIDENT.  The President shall be the chief executive officer and the chief operating officer of the Corporation, shall have general control and supervision of the policies and operations of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. He or she shall manage and administer the Corporation's business and affairs and shall also perform all duties and exercise all powers usually pertaining to the office of a chief executive officer and a chief operating officer of a corporation. He or she shall have the authority to sign, in the name and on behalf of the Corporation, checks, orders, contracts, leases, notes, drafts and other documents and instruments in connection with the business of the Corporation, and together with the Secretary or an Assistant Secretary, conveyances of real estate and other documents and instruments to which the seal of the Corporation is affixed. He or she shall have the authority to cause the employment or appointment of such employees and agents of the Corporation as the conduct of the business of the Corporation may require, to fix their compensation, and to remove or suspend any employee or agent elected or appointed by the President or the Board of Directors. The President shall perform such other duties and have such other powers as the Board of Directors or the Chairman may from time to time prescribe.

                  Section 5.08. THE VICE PRESIDENT. Each Vice President shall perform such duties and exercise such powers as may be assigned to him from time to time by the President. In the absence of the President, the duties of the President shall be performed and his powers may be exercised by such Vice President as shall be designated by the President, or failing such designation, such duties shall be performed and such powers may be exercised by each Vice President in the order of their earliest election to that office, subject in any case to review and superseding action by the President.

                  Section 5.09. THE SECRETARY. The Secretary shall have the following powers and duties:

                  (a) He or she shall keep or cause to be kept a record of all the proceedings of the meetings of the stockholders and of the Board of Directors in books provided for that purpose.

                  (b) He or she shall cause all notices to be duly given in accordance with the provisions of these By-Laws and as required by law.

                  (c) Whenever any Committee shall be appointed pursuant to a resolution of the Board of Directors, he or she shall furnish a copy of such resolution to the members of such Committee.

                  (d) He or she shall be the custodian of the records and of the seal of the Corporation and cause such seal (or a facsimile thereof) to be affixed to all certificates representing shares of the Corporation prior to the issuance thereof and to all instruments the execution of which on behalf of the Corporation under its seal shall have been requested and duly authorized in accordance with these By-Laws, and when so affixed he or she may attest the same.

                  (e) He or she shall properly maintain and file all books, reports, statements, certificates and all other documents and records required by law, the Articles of Incorporation or these By-Laws.

                  (f) He or she shall have charge of the stock books and ledgers of the Corporation and shall cause the stock and transfer books to be kept in such manner as to show at any time the number of shares of stock of the Corporation of each class issued and outstanding, the names (alphabetically arranged) and the addresses of the holders of record of such shares, the number of shares held by each holder and the date as of which each became such holder of record.

                  (g) He or she shall sign (unless the Treasurer, an Assistant Treasurer or an Assistant Secretary shall have signed) certificates representing shares of the Corporation the issuance of which shall have been authorized by the Board of Directors.

                  (h) He or she shall perform, in general, all duties incident to the office of secretary and such other duties as may be specified in these By-Laws or as may be assigned to him or her from time to time by the Board of Directors or the President.

                  Section 5.10. THE CHIEF FINANCIAL OFFICER. The Chief Financial Officer of the Corporation shall have the following powers and duties:

                  (a) He or she shall have charge and supervision over and be responsible for the moneys, securities, receipts and disbursements of the Corporation, and shall keep or cause to be kept full and accurate records of all receipts of the Corporation.

                  (b) He or she shall cause the moneys and other valuable effects of the Corporation to be deposited in the name and to the credit of the Corporation in such banks or trust companies or with such bankers or other depositaries as shall be selected in accordance with
         Section 8.05 of these By-Laws.

                  (c) He or she shall cause the moneys of the Corporation to be disbursed by checks or drafts (signed as provided in Section 8.06 of these By-Laws) upon the authorized depositaries of the Corporation and cause to be taken and preserved proper vouchers for all moneys disbursed.

                  (d) He or she shall render to the Board of Directors or the President, whenever requested, a statement of the financial condition of the Corporation and of all his or her transactions as Chief Financial Officer, and render a full financial report at the annual meeting of the stockholders, if called upon to do so.

                  (e) He or she shall be empowered from time to time to require from all officers or agents of the Corporation reports or statements giving such information as he or she may desire with respect to any and all financial transactions of the Corporation.

                  (f) He or she shall perform, in general, all duties incident to the office of chief financial officer and such other duties as may be specified in these By-Laws or as may be assigned to him or her from time to time by the Board of Directors or the President.

                  Section 5.11. THE TREASURER. The Treasurer shall perform such duties usually pertaining to the office of treasurer and shall also perform such other duties and have such other powers as may be assigned to him or her from time to time by the Board of Directors or the President.

                  Section 5.12. ADDITIONAL OFFICERS. The Board of Directors may appoint such other officers and agents as it may deem appropriate, and such other officers and agents shall hold their offices for such terms and shall exercise such powers and perform such duties as may be determined from time to time by the Board of Directors. The Board of Directors from time to time may delegate to any officer or agent the power to appoint subordinate officers or agents and to prescribe their respective rights, terms of office, authorities and duties. Any such officer or agent may remove any such subordinate officer or agent appointed by him or her, for or without cause.



                                   ARTICLE VI

                                  CAPITAL STOCK

                  Section 6.01. CERTIFICATES OF STOCK, UNCERTIFICATED SHARES. The shares of the Corporation shall be represented by certificates, provided that the Board of Directors may provide by resolution or resolutions that some or all of any or all classes or series of the stock of the Corporation shall be uncertificated shares. Any such resolution shall not apply to shares represented by a certificate until each certificate is surrendered to the Corporation. Notwithstanding the adoption of such a resolution by the Board of Directors, every holder of stock in the Corporation represented by certificates and upon request every holder of uncertificated shares shall be entitled to have a certificate signed by the Chairman of the Board, the President or a Vice President, and by the Secretary or an Assistant Secretary, representing the number of shares registered in certificate form. Such signature may be either manual or in
facsimile,   provided  that  if  such  signature  is  in  facsimile,  then  such certificate must be countersigned by a transfer agent or registered by a registrar other than the Corporation or an employee of a Corporation. Such signature of a transfer agent or registrar may be manual or by facsimile. Such certificate shall be in such form as the Board of Directors may determine, to the extent consistent with applicable law, the Articles of Incorporation and these By-Laws.

                  Section 6.02. SIGNATURES. In case any officer, transfer agent or registrar who has signed, or whose facsimile signature has been placed upon, a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent or registrar at the date of issue.

                  Section 6.03. LOST, STOLEN OR DESTROYED CERTIFICATES. The Board of Directors may direct that a new certificate be issued in place of any certificate thereto fore issued by the Corporation alleged to have been lost, stolen or destroyed, upon delivery to the Board of Directors of an affidavit of the owner or owners of such certificate, setting forth such allegation. The Board of Directors may require the owner of such lost, stolen or destroyed certificate, or his legal representative, to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of any such new certificate.

                  Section 6.04. TRANSFER OF STOCK. Transfers of shares of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by his duly authorized attorney, or with a duly appointed transfer agent or registrar, and on surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon. The Board of Directors may make such additional rules concerning the issuance, transfer and registration of stock and requirements regarding the establishment of lost, destroyed and wrongfully taken stock certificates as it deems appropriate.

                  Section 6.05. RECORD DATE. Subject to Section 2.12 of these By-Laws, in order to determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof or to take any other action, the Board of Directors may fix, in advance, a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted by the Board of Directors, and which shall not be more than seventy nor less than ten days before the date of such meeting or action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting unless the Board of Directors fixes a new record date for the adjourned meeting.

                  In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights of the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

                  Section 6.06. REGISTERED STOCKHOLDERS.  Prior to due surrender of a certificate for registration of transfer, the Corporation may treat the registered owner as the person exclusively entitled to receive dividends and other distributions, to vote, to receive notice and otherwise to exercise all the rights and powers of the owner of the shares represented by such certificate, and the Corporation shall not be bound to recognize any equitable or legal claim to or interest in such shares on the part of any other person, whether or not the Corporation shall have notice of such claim or interests, except as otherwise required by law. Whenever any transfer of shares shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of the transfer if, when the certificates are presented to the
Corporation  for  transfer  or   uncertificated   shares  are  requested  to  be
transferred, both the transferor and transferee request the Corporation to do so.

                  Section 6.07. TRANSFER AGENT AND REGISTRAR. The Board of Directors may appoint one or more transfer agents and one or more registrars, and may require all certificates representing shares to bear the signature of any such transfer agents or registrars.


                                   ARTICLE VII

                                 INDEMNIFICATION

                  Section 7.01. NATURE OF INDEMNITY. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (a
"Proceeding"), whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was or has agreed to become a director or officer of the Corporation, or is or was serving or has agreed to serve at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity, and may indemnify any person who was or is a party or is threatened to be made a party to such an action, suit or proceeding by reason of the fact that he or she is or was or has agreed to become an employee or agent of the Corporation, or is or was serving or has agreed to serve at the request of the Corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her or on his or her behalf in connection with such action, suit or proceeding and any appeal therefrom, if he or she acted in good faith and in a manner that, if such conduct was made in his or her official capacity, he or she reasonably believed was in the best interests of the Corporation, or, in all other cases, he or she reasonably believed to be at least not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, he or she had no reasonable cause to believe was unlawful; except that the Corporation shall not indemnify a director or officer (I) in connection with a proceeding by or in the right of the Corporation, except for reasonable expenses incurred in connection with the proceeding if it is determined that the director has met the relevant standard of conduct under this Section 7.01, or
(II) in connection with any proceeding with respect to conduct for which he or she was adjudged liable on the basis that personal benefit was improperly received by him or her, whether or not involving action in his or her official capacity.

                  Section 7.02. SUIT AGAINST CORPORATION. Notwithstanding the foregoing, but subject to Section 7.04 of these By-Laws, the Corporation shall not be obligated to indemnify a director or officer of the Corporation in respect of a Proceeding (or part thereof) instituted by such director or officer, unless such Proceeding (or part thereof) has been authorized by the Board of Directors.

                  Section 7.03. NO PRESUMPTION. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of NOLO CONTENDERE or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in, or at least not opposed to, the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

                  Section 7.04. SUCCESSFUL DEFENSE. To the extent that a director or officer of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding to which he or she was a party because he or she was a director or officer, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith.

                  Section 7.05. ADVANCE FOR EXPENSES. Subject to Section 7.07 hereof, the Corporation may, before final disposition of a Proceeding, advance funds to pay for or reimburse the reasonable expenses incurred by a director or officer who is a party to a Proceeding because he or she is a director or officer of the Corporation, provided that such director or officer delivers to the Corporation prior to such a decision (I) a written affirmation of his or her good faith belief that he or she has met the relevant standard of conduct described in Section 7.01 hereof, or that the subject of the Proceeding is conduct for which liability has been eliminated under a provision of the Articles of Incorporation of the Corporation; and (II) a written unlimited general undertaking to repay any funds advanced if it is ultimately determined that such director or officer is not entitled to indemnification under the Articles of Incorporation of the Corporation or these By-Laws.

                  Section 7.06. DETERMINATION AND AUTHORIZATION OF INDEMNIFICATION. Any indemnification of a director or officer of the Corporation under Section 7.01 of these By-Laws (unless ordered by a court) shall be made by the Corporation unless a determination is made that indemnification of the director or officer is not proper in the circumstances because he or she has not met the applicable standard of conduct set forth in Section 7.01 of these By-Laws. Any indemnification of an employee or agent of the Corporation under
Section 7.01 of these By-Laws (unless ordered by a court) may be made by the Corporation upon a determination that indemnification of the employee or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Section 7.01 of these By-Laws. Any such determination shall be made by the Corporation in the following manner: (1) if there are two or more disinterested directors (as such term is defined in O.C.G.A. Section 14-2- 850), by the Board of Directors by a majority vote of all the disinterested directors (a majority of whom shall for such purpose constitute a quorum) or by a majority of the members of a committee of two or more disinterested directors appointed by such a vote; (2) by special legal counsel selected in the manner described in subsection (1) of this Section 7.06 or, if there are fewer than two disinterested directors, selected by the Board of Directors in accordance with Section 3.07 hereof; or (3) by the stockholders, but shares owned by or voted under the control of a director who is not a disinterested director, or an officer, employee or agent, who at the time would not qualify as a disinterested director if he or she were a director, may not be voted on the determination.

                  Section 7.07. DETERMINATION TO ADVANCE EXPENSES. The decision to advance funds to an officer or director under Section 7.05 hereof shall be made by the Corporation in the following manner: (1) by the Board of Directors when there are two or more disinterested directors, by a majority vote of all disinterested directors (a majority of whom for such purpose constitute a quorum) or by a majority of the members of a committee of two or more disinterested directors; (2) when there are fewer than two disinterested directors, by the vote of a majority of the Board of Directors without regard to whether or not any such director is disinterested; or (3) by the Stockholders, but shares owned or voted under the control of a director who at the time does not qualify as a disinterested director with respect to the proceeding may not be voted on the authorization.

                  Section 7.08. PROCEDURE FOR INDEMNIFICATION OF DIRECTORS AND OFFICERS. Any indemnification of a director, officer, employee or agent of the Corporation under Section 7.01 of these By-Laws, or the advance of costs, charges and expenses to a director or officer under Section 7.05 of these By-Laws, shall be made promptly, and in any event within thirty days, upon the written request of such person. If the Corporation fails to respond within sixty days to a written request for indemnity or advancement of expenses by a director or officer, the Corporation shall be deemed to have approved such request. If the Corporation fails to respond within sixty days to a written request for indemnity or advancement of expenses by an employee or agent of the Corporation, the Corporation shall be deemed to have denied such request. If the Corporation denies a written request for indemnity or advancement of expenses, in whole or in part, or if payment in full pursuant to such request is not made within thirty days, the right to indemnification or advances as granted by this Article shall be enforceable by the director or officer in any court of competent jurisdiction. Such person's costs and expenses incurred in connection with successfully establishing his right to indemnification, in whole or in part, in any such action shall also be indemnified by the Corporation. To the extent allowed by law, it shall be a defense to any such action (other than an action brought to enforce a claim for the advance of costs, charges and expenses under
Section 7.05 of these By-Laws where the required undertaking, if any, has been received by or tendered to the Corporation) that the claimant has not met the standard of conduct set forth in Section 7.01 of these ByLaws, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, its independent legal counsel, and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 7.01 of these By-Laws, nor the fact that there has been an actual determination by the Corporation (including its Board of Directors, its independent legal counsel, and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

                  Section 7.09. SURVIVAL; PRESERVATION OF OTHER RIGHTS. The foregoing indemnification provisions shall be deemed to be a contract between the Corporation and each director, officer, employee and agent who serves in any such capacity at any time while these provisions as well as the relevant provisions of the Georgia Business Corporation Code are in effect and any repeal or modification thereof shall not affect any right or obligation then existing with respect to any state of facts then or previously existing or any action, suit or proceeding previously or thereafter brought or threatened based in whole or in part upon any such state of facts. Such a "contract right" may not be modified retroactively without the consent of such director, officer, employee or agent.

                  The indemnification provided by this Article VII shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

                  Section 7.10. INSURANCE. The Corporation may purchase and maintain insurance on behalf of any person who is or was or has agreed to become a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other entity against any liability asserted against him or her and incurred by him or her or on his or her behalf in any such capacity, or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of this Article, PROVIDED that such insurance is available on acceptable terms, which determination shall be made by a vote of a majority of the entire Board of Directors.

                  Section 7.11. SEVERABILITY. If this Article or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify each director or officer and may indemnify each employee or agent of the Corporation as to costs, charges and expenses (including attorneys' fees), judgments, fines and amounts paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative, including an action by or in the right of the Corporation, to the fullest extent permitted by any applicable portion of this Article that shall not have been invalidated and to the fullest extent permitted by applicable law.



                                  ARTICLE VIII

                               GENERAL PROVISIONS

                  Section 8.01. DIVIDENDS. Subject to any applicable provisions of law and the Articles of Incorporation, dividends upon the shares of the Corporation may be declared by the Board of Directors at any regular or special meeting of the Board of Directors and any such dividend may be paid in cash, property, or shares of the Corporation's capital stock.

                  Section 8.02. RESERVES. There may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, thinks proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation or for such other purpose as the Board of Directors shall think conducive to the interest of the Corporation, and the Board of Directors may similarly modify or abolish any such reserve.

                  Section 8.03. EXECUTION OF INSTRUMENTS. The Chairman of the Board, the President, any Vice President, the Secretary or the Treasurer may enter into any contract or execute and deliver any instrument in the name and on behalf of the Corporation. The Board of Directors, the Chairman of the Board or the President may authorize any other officer or agent to enter into any contract or execute and deliver any instrument in the name and on behalf of the Corporation. Any such authorization may be general or limited to specific contracts or instruments.

                  Section 8.04. CORPORATE INDEBTEDNESS. No loan shall be contracted on behalf of the Corporation, and no evidence of indebtedness shall be issued in its name, unless authorized by the Board of Directors, the Chairman of the Board or the Presi dent. Such authorization may be general or confined to specific instances. Loans so authorized may be effected at any time for the Corporation from any bank, trust company or other institution, or from any firm, corporation or individual. All bonds, debentures, notes and other obligations or evidences of indebtedness of the Corporation issued for such loans shall be made, executed and delivered as the Board of Directors, the Chairman of the Board or the President shall authorize. When so authorized by the

Board of Directors, the Chairman of the Board or the President, any part of or all the properties, including contract rights, assets, business or good will of the Corporation, whether then owned or thereafter acquired, may be mortgaged, pledged, hypothecated or conveyed or assigned in trust as security for the payment of such bonds, debentures, notes and other obligations or evidences of indebtedness of the Corporation, and of the interest thereon, by instruments executed and delivered in the name of the Corporation.

                  Section 8.05. DEPOSITS. Any funds of the Corporation may be deposited from time to time in such banks, trust companies or other depositaries as may be determined by the Board of Directors, the Chairman of the Board or the President, or by such officers or agents as may be authorized by the Board of Directors, the Chairman of the Board or the President to make such determination.

                  Section 8.06. CHECKS. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such agent or agents of the Corporation, and in such manner, as the Board of Directors, the Chairman of the Board or the President from time to time may determine.

                  Section 8.07. SALE, TRANSFER, ETC. OF SECURITIES. To the extent authorized by the Board of Directors, the Chairman of the Board or the President, any Vice President, the Secretary or the Treasurer or any other officers designated by the Board of Directors, the Chairman of the Board or the President may sell, transfer, endorse, and assign any shares of stock, bonds or other securities owned by or held in the name of the Corporation, and may make, execute and deliver in the name of the Corporation, under its corporate seal, any instruments that may be appropriate to effect any such sale, transfer, endorsement or assignment.

                  Section 8.08. VOTING AS STOCKHOLDER. Unless otherwise determined by resolution of the Board of Directors, the Chairman of the Board, the President or any Vice President shall have full power and authority on behalf of the Corporation to attend any meeting of stockholders of any corporation in which the Corporation may hold stock, and to act, vote (or execute proxies to vote) and exercise in person or by proxy all other rights, powers and privileges incident to the ownership of such stock. Such officers acting on behalf of the Corporation shall have full power and authority to execute any instrument expressing consent to or dissent from any action of any such corporation without a meeting. The Board of Directors may by resolution from time to time confer such power and authority upon any other person or persons.

                  Section 8.09. SEAL. The seal of the Corporation shall be in such form as the Board of Directors may from time to time determine. The seal may be used by causing it or a facsimile thereof to be impressed, affixed or reproduced, or may be used in any other lawful manner.

                  Section 8.10. BOOKS AND RECORDS; INSPECTION. Except to the extent otherwise required by law, the books and records of the Corporation shall be kept at such place or places within or without the State of Georgia as may be determined from time to time by the Board of Directors.

                                   ARTICLE IX

                              AMENDMENT OF BY-LAWS

                  Section 9.01. AMENDMENT. These By-Laws may be amended, altered or repealed, unless otherwise specified by law:

                  (a) by resolution adopted by a majority of the Board of Directors at any special or regular meeting of the Board if, in the case of such special meeting only, notice of such amendment, alteration or repeal is contained in the notice or waiver of notice of such meeting; or

                  (b) at any regular or special meeting of the stockholders if, in the case of such special meeting only, notice of such amendment, alteration or repeal is contained in the notice or waiver of notice of such meeting.


                                    ARTICLE X

                                  CONSTRUCTION

                  Section 10.01. CONSTRUCTION. In the event of any conflict between the provisions of these By-Laws as in effect from time to time and the provisions of the Articles of Incorporation of the Corporation as in effect from time to time, the provisions of such Articles of Incorporation shall be controlling.

                                                               EXHIBIT 10.7(a)

                               INDEMNITY AGREEMENT


         AGREEMENT, effective as of October 9, 1997 (the "Agreement"), between FORSTMANN & COMPANY, INC., a Georgia corporation (the "Company"), and [NAME] ("Indemnitee"), [ADDRESS],[CITY], [STATE] [ZIP CODE].

         WHEREAS, it is essential to the Company to retain and attract as executive officers the most capable persons available; and

         WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against directors and officers of public companies in today's environment; and

         WHEREAS, the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the full extent (whether partial or complete) authorized or permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continued coverage of Indemnitee under the Company's directors' and officers' liability insurance policies; and

         WHEREAS, the Company, in order to induce Indemnitee to continue to serve as an executive officer, has agreed to provide Indemnitee with the benefits contemplated by this Agreement;

         NOW, THEREFORE, in consideration of the premises and of Indemnitee's agreeing to serve or to continue to serve the Company directly or, at its request, another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

         1.       BASIC INDEMNIFICATION ARRANGEMENT.

                  (a) In the event Indemnitee was, is, or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, a Claim by reason of (or arising in part out of) an Indemnifiable Event, the Company shall indemnify Indemnitee to the full extent authorized or permitted by law as soon as practicable but in any event no later than thirty (30) days after written demand is presented to the Company, against any and all Expenses, judgments, fines, penalties and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses, judgments, fines, penalties or amounts paid in settlement) of such Claim; provided, however, that, except for proceedings to enforce rights to indemnification, the Company shall not be obligated to indemnify Indemnitee in connection with a proceeding (or part thereof) initiated by Indemnitee unless such proceeding (or part thereof) was authorized in advance, or unanimously consented to, by the Board of Directors of the Company. If so requested by Indemnitee, the Company shall advance (within two
(2) business days of such request), on an unsecured and interest-free basis, any and all Expenses to Indemnitee (an "Expense Advance"), provided that Indemnitee affirms in writing Indemnitee's good faith belief that Indemnitee has met the required standard of conduct for indemnification under applicable law.

                  (b) Notwithstanding the foregoing (I) the obligations of the Company under Section 1(a) shall be subject to the condition that the Independent Legal Counsel shall not have determined in a written opinion that Indemnitee would not be permitted to be indemnified under applicable law, and
(II) the  obligation  of the  Company to make an  Expense  Advance  pursuant  to
Section 1(a) shall be subject to the condition that, if, when and to the extent that the Independent Legal Counsel determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee (who hereby agrees to reimburse the Company) for all such amounts theretofore paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Independent
Legal Counsel that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding, and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or lapsed). If there has been no determination by the Independent Legal Counsel or if the Independent Legal Counsel determines that Indemnitee would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation in any court in the States of Georgia or New York having subject matter
jurisdiction   thereof  and  in  which  venue  is  proper   seeking  an  initial
determination by the court or challenging any such determination by the Independent Legal Counsel or any aspect thereof, including the legal or factual bases therefor, and the Company hereby consent to service of process and to appear in any such proceeding. Any determination by the Independent Legal Counsel otherwise shall be conclusive and binding on the Company and Indemnitee.

                  (c) No change in the Company's Articles of Incorporation (the "Articles") or Amended and Restated By-Laws (the "By-Laws") or in the Georgia Business Corporation Code subsequent to the date of this Agreement shall have the effect of limiting or eliminating the indemnification available under this Agreement as to any act, omission or capacity for which this Agreement provides indemnification at the time of such act, omission or capacity. If any change after the date of this Agreement in the Articles or By-Laws of the Company or in any applicable law, statute or rule expands the power of the Company to indemnify the Indemnitee, such change shall to the same extent expand the Indemnitee's rights and the Company's obligations under this Agreement. If any change in the Articles or By-Laws of the Company or in any applicable law, statute or rule diminishes the power of the Company to indemnify the Indemnitee, such change, except to the extent otherwise required by law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties' rights and obligations hereunder.

         2. INDEPENDENT LEGAL COUNSEL. The Company agrees that, in the event of a dispute with Indemnitee with respect to any matter hereafter arising concerning the rights of Indemnitee to indemnity payments or Expense Advances under this Agreement or any other agreement, or any Articles or By-Law provision now or hereinafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from Independent Legal Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld or delayed). The Company shall notify Indemnitee in writing of the Company's intention to seek legal advice, and the Indemnitee shall notify the Company of Indemnitee's choice of Independent Legal Counsel within thirty (30) days thereafter. Such counsel shall, among other things, render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The
Company agrees to pay the reasonable fees of the Independent Legal Counsel referred to above and to indemnify fully such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto. Notwithstanding the foregoing, the Company shall not be required to seek legal advice from more than one (1) Independent Legal Counsel if more than one (1) party to an Indemnity Agreement with the Company seek indemnity payments and Expense Advances with respect to the same or substantially similar Claims. In such event, the Indemnitees shall have sixty (60) days to notify the Company of their choice of Independent Legal Counsel and the selection of Independent Legal Counsel shall be made (A) by the Independent Director(s) (as defined in the Company's By-Laws) seeking such indemnity, or (B) if no Independent Director seeks such indemnity, by the directors and officers of the Company who are parties to an Indemnity Agreement with the Company and who seek such indemnity. The Company shall have the right to select the Independent Legal Counsel if (X) Indemnitee is entitled to select the Independent Legal Counsel but has not timely notified the Company of Indemnitee's selection, (Y) there is a dispute involving two (2) or more Independent Directors who do not timely notify the Company of their choice of a single Independent Legal Counsel or (Z) there is a dispute involving more than one (1) party to an Indemnity Agreement, none of whom is an Independent Director, and all such persons do not timely notify the Company of their choice of a single Independent Legal Counsel.

         3. INDEMNIFICATION FOR ADDITIONAL EXPENSES. The Company shall indemnify Indemnitee against any and all Expenses and, if requested by Indemnitee, shall (within two (2) business days of such request) advance such Expenses to Indemnitee, which are incurred by Indemnitee in connection with any action brought by Indemnitee for (I) indemnification or advance payment of Expenses by the Company under this Agreement or any other agreement, or any Articles or By-Law provision now or hereafter in effect relating to Claims for Indemnifiable Events and/or
(II) recovery under any directors' and officers' liability insurance policies maintained by the Company; provided, however, that if there is a final judicial determination (as to which all rights of appeal therefrom have been exhausted or lapsed) that Indemnitee is not entitled to such indemnification, advance payment of Expenses or insurance recovery, Indemnitee shall reimburse the Company for all such Expenses theretofore paid under this Section 3.

         4. PARTIAL INDEMNITY, ETC. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgements, fines, penalties and amounts paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

         5. BURDEN OF PROOF. In connection with any determination by the Independent Legal Counsel or otherwise as to whether Indemnitee is entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

         6. NO PRESUMPTIONS. For purposes of this Agreement, the termination of any claim, action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Independent Legal Counsel to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by Independent Legal Counsel that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should be indemnified under applicable law, shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.

         7. NONEXCLUSIVITY, ETC. The rights of the Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the Articles, By-Laws, or the Georgia Business Corporation Code or otherwise. To the extent that a change in the Georgia Business Corporation Code (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the Articles, By-Laws and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.


         8.       LIABILITY INSURANCE.

                  (a) The Company hereby represents and warrants that the Company has purchased and maintains directors' and officers' liability insurance consisting of a policy issued by Executive Risk Indemnity Inc. providing $5,000,000 in coverage, and an excess policy with Gulf Insurance Company providing $5,000,000 in coverage in excess of $5,000,000, and that each of such policies is in full force and effect (the "D&O Insurance").

                  (b) The Company hereby covenants and agrees that, so long as Indemnitee shall continue to serve as a director or officer of the Company and thereafter so long as Indemnitee shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative, by reason of the fact that Indemnitee was a director or officer of the Company, the Company shall use reasonable efforts to maintain in full force and effect the D&O Insurance, or substantially equivalent insurance coverage; provided, however, that the Company shall not be obligated hereunder to pay annual premiums for directors' and officers' liability insurance in excess of one hundred fifty percent (150%) of the annualized rate of premiums paid by the Company for D&O Insurance for the 1997 policy year (the "Increased Rate"), and if the premiums for such insurance coverage would exceed the Increased Rate for any policy year, and the Company determines not to spend in excess of the Increased Rate, the Company shall endeavor to retain such type of coverage by amending the levels of self insured retention and/or limits of liability of such insurance coverage so as not to exceed the Increased Rate.

                  (c) In all policies of D&O Insurance, Indemnitee shall be named as an insured in such manner as to provide Indemnitee the same rights and benefits, subject to the same limitations, as are accorded to the Company's directors or officers most favorably insured by such policy.

         9.       NOTICES.

                  (a) The Indemnitee shall give to the Company notice in writing as soon as practicable of any Claim made against him for which indemnification will or could be sought under this Agreement. Failure to give such notice shall not be cause for the Company not to indemnify Indemnitee or advance Expenses unless the Company can demonstrate that it was prejudiced by such failure.

                  (b) Notices shall be in writing and shall be either personally delivered or sent by Federal Express or other reputable overnight courier for next business day delivery, or sent by certified mail, return receipt requested, addressed as follows:

         If to the Company:                      Forstmann & Company, Inc.
                                                 1155 Avenue of the Americas
                                                 New York, New York  10036
                                                 Attn.: Chief Executive Officer
                                                 Attn.: Chief Financial Officer

         If to the Indemnitee:                   at Indemnitee's address stated
                                                 above

or at such other address as from time to time designated by written notice delivered in accordance herewith. Any notice personally served shall be deemed delivered on the date of such service. Any notice sent by overnight courier as provided above shall be deemed delivered on the first business day after the date such notice was actually delivered by such overnight courier or refused. Any notice sent by mail as provided above shall be deemed delivered on the date of actual receipt or refusal thereof.

         10. AMENDMENTS, ETC. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

         11. SUBROGATION. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

         12. NO DUPLICATION OF PAYMENTS. The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Articles, By-Laws or otherwise) of the amounts otherwise indemnifiable hereunder. This Agreement shall supersede any agreement or understanding, whether written or oral, between the Company and Indemnitee regarding indemnification for any Claim.

         13. BINDING EFFECT, ETC. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as a director of the Company.

         14. SEVERABILITY. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law.

         15. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Georgia applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.

         16.      CERTAIN DEFINITIONS.

                  (a) CLAIM: any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation whether instituted by or in the right of the Company or any other party, that Indemnitee in good faith believes might lead to the institution of any action, suit or proceeding, whether civil, criminal, administrative, investigative or other, arising in connection with an Indemnnifiable Event.

                  (b) EXPENSES: include attorneys' fees and all other costs, expenses and obligations paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

                  (c) INDEMNIFIABLE EVENT: any event or occurrence related to the fact that Indemnitee is or was a director or officer of the Company, or is or was serving at the request of the Company as a director, officer, partner, employee, agent or trustee of another corporation, trust or other enterprise, or by reason of anything done or not done by Indemnitee in any such capacity.

                  (d) INDEPENDENT LEGAL COUNSEL: an attorney or firm of attorneys, selected in accordance with the provisions of Section 2, who shall not have otherwise performed services for the Company or Indemnitee within the last two (2) years.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement this ______ day of October, 1997.

                                                 FORSTMANN & COMPANY, INC.


                                                 By:
                                                    ------------------------
                                                 Name:
                                                      ----------------------
                                                 Title:
                                                       ---------------------




------------------------------

           [NAME]

                                                                 EXHIBIT 10.7(b)
                               INDEMNITY AGREEMENT


         AGREEMENT,  effective as of October 9, 1997 (the "Agreement"),  between
FORSTMANN  &  COMPANY,   INC.,  a  Georgia  corporation  (the  "Company"),   and
[NAME]("Indemnitee"), [ADDRESS], [CITY], [STATE] [ZIP CODE].

         WHEREAS, it is essential to the Company to retain and attract as directors the most capable persons available; and

         WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against directors and officers of public companies in today's environment; and

         WHEREAS, the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the full extent (whether partial or complete) authorized or permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continued coverage of Indemnitee under the Company's directors' and officers' liability insurance policies; and

         WHEREAS, Indemnitee is unwilling to serve or to continue to serve the Company as a director without the assurances provided by this Agreement; and the Company, in order to induce Indemnitee to continue to serve as a director, has agreed to provide Indemnitee with the benefits contemplated by this Agreement;

         NOW, THEREFORE, in consideration of the premises and of Indemnitee's agreeing to serve or to continue to serve the Company directly or, at its request, another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

         1.       BASIC INDEMNIFICATION ARRANGEMENT.

                  (a) In the event Indemnitee was, is, or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, a Claim by reason of (or arising in part out of) an Indemnifiable Event, the Company shall indemnify Indemnitee to the full extent authorized or permitted by law as soon as practicable but in any event no later than thirty (30) days after written demand is presented to the Company, against any and all Expenses, judgments, fines, penalties and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses, judgments, fines, penalties or amounts paid in settlement) of such Claim; provided, however, that, except for proceedings to enforce rights to indemnification, the Company shall not be obligated to indemnify Indemnitee in connection with a proceeding (or part thereof) initiated by Indemnitee unless such proceeding (or part thereof) was authorized in advance, or unanimously consented to, by the Board of Directors of the Company. If so requested by Indemnitee, the Company shall advance (within two (2) business days of such request), on an unsecured and interest-free basis, any and all Expenses to Indemnitee (an "Expense Advance"), provided that Indemnitee affirms in writing Indemnitee's good faith belief that Indemnitee has met the required standard of conduct for indemnification under applicable law.

                  (b) Notwithstanding the foregoing (I) the obligations of the Company under Section 1(a) shall be subject to the condition that the Independent Legal Counsel shall not have determined in a written opinion that Indemnitee would not be permitted to be indemnified under applicable law, and
(II) the  obligation  of the  Company to make an  Expense  Advance  pursuant  to
Section 1(a) shall be subject to the condition that, if, when and to the extent that the Independent Legal Counsel determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee (who hereby agrees to reimburse the Company) for all such amounts theretofore paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Independent
Legal Counsel that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding, and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or lapsed). If there has been no determination by the Independent Legal Counsel or if the Independent Legal Counsel determines that Indemnitee would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation in any court in the States of Georgia or New York having subject matter
jurisdiction   thereof  and  in  which  venue  is  proper   seeking  an  initial
determination by the court or challenging any such determination by the Independent Legal Counsel or any aspect thereof, including the legal or factual bases therefor, and the Company hereby consent to service of process and to appear in any such proceeding. Any determination by the Independent Legal Counsel otherwise shall be conclusive and binding on the Company and Indemnitee.

                  (c) No change in the Company's Articles of Incorporation (the "Articles") or Amended and Restated By-Laws (the "By-Laws") or in the Georgia Business Corporation Code subsequent to the date of this Agreement shall have the effect of limiting or eliminating the indemnification available under this Agreement as to any act, omission or capacity for which this Agreement provides indemnification at the time of such act, omission or capacity. If any change after the date of this Agreement in the Articles or By-Laws of the Company or in any applicable law, statute or rule expands the power of the Company to indemnify the Indemnitee, such change shall to the same extent expand the Indemnitee's rights and the Company's obligations under this Agreement. If any change in the Articles or By-Laws of the Company or in any applicable law, statute or rule diminishes the power of the Company to indemnify the Indemnitee, such change, except to the extent otherwise required by law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties' rights and obligations hereunder.

         2. INDEPENDENT LEGAL COUNSEL. The Company agrees that, in the event of a dispute with Indemnitee with respect to any matter hereafter arising concerning the rights of Indemnitee to indemnity payments or Expense Advances under this Agreement or any other agreement, or any Articles or By-Law provision now or hereinafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from Independent Legal Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld or delayed). The Company shall notify Indemnitee in writing of the Company's intention to seek legal advice, and the Indemnitee shall notify the Company of Indemnitee's choice of Independent Legal Counsel within thirty (30) days thereafter. Such counsel shall, among other things, render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The
Company agrees to pay the reasonable fees of the Independent Legal Counsel referred to above and to indemnify fully such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto. Notwithstanding the foregoing, the Company shall not be required to seek legal advice from more than one (1) Independent Legal Counsel if more than one (1) party to an Indemnity Agreement with the Company seek indemnity payments and Expense Advances with respect to the same or substantially similar Claims. In such event, the Indemnitees shall have sixty (60) days to notify the Company of their choice of Independent Legal Counsel and the selection of Independent Legal Counsel shall be made (A) by the Independent Director(s) (as defined in the Company's By-Laws) seeking such indemnity, or (B) if no Independent Director seeks such indemnity, by the directors and officers of the Company who are parties to an Indemnity Agreement with the Company and who seek such indemnity. The Company shall have the right to select the Independent Legal Counsel if (X) Indemnitee is entitled to select the Independent Legal Counsel but has not timely notified the Company of Indemnitee's selection, (Y) there is a dispute involving two (2) or more Independent Directors who do not timely notify the Company of their choice of a single Independent Legal Counsel or (Z) there is a dispute involving more than one (1) party to an Indemnity Agreement, none of whom is an Independent Director, and all such persons do not timely notify the Company of their choice of a single Independent Legal Counsel.

         3. INDEMNIFICATION FOR ADDITIONAL EXPENSES. The Company shall indemnify Indemnitee against any and all Expenses and, if requested by Indemnitee, shall (within two (2) business days of such request) advance such Expenses to Indemnitee, which are incurred by Indemnitee in connection with any action brought by Indemnitee for (I) indemnification or advance payment of Expenses by the Company under this Agreement or any other agreement, or any Articles or By-Law provision now or hereafter in effect relating to Claims for Indemnifiable Events and/or (II) recovery under any directors' and officers' liability insurance policies maintained by the Company; provided, however, that if there is a final judicial determination (as to which all rights of appeal therefrom have been exhausted or lapsed) that Indemnitee is not entitled to such indemnification, advance payment of Expenses or insurance recovery, Indemnitee shall reimburse the Company for all such Expenses theretofore paid under this
Section 3.

         4. PARTIAL INDEMNITY, ETC. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgements, fines, penalties and amounts paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

         5. BURDEN OF PROOF. In connection with any determination by the Independent Legal Counsel or otherwise as to whether Indemnitee is entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

         6. NO PRESUMPTIONS. For purposes of this Agreement, the termination of any claim, action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Independent Legal Counsel to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by Independent Legal Counsel that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should be indemnified under applicable law, shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.

         7. NONEXCLUSIVITY, ETC. The rights of the Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the Articles, By-Laws, or the Georgia Business Corporation Code or otherwise. To the extent that a change in the Georgia Business Corporation Code (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the Articles, By-Laws and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.

         8.       LIABILITY INSURANCE.

                  (a) The Company hereby represents and warrants that the Company has purchased and maintains directors' and officers' liability insurance consisting of a policy issued by Executive Risk Indemnity Inc. providing $5,000,000 in coverage, and an excess policy with Gulf Insurance Company providing $5,000,000 in coverage in excess of $5,000,000, and that each of such policies is in full force and effect (the "D&O Insurance").

                  (b) The Company hereby covenants and agrees that, so long as Indemnitee shall continue to serve as a director of the Company and thereafter so long as Indemnitee shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative, by reason of the fact that Indemnitee was a director of the Company, the Company shall use reasonable efforts to maintain in full force and effect the D&O Insurance, or substantially equivalent insurance coverage; provided, however, that the Company shall not be obligated hereunder to pay annual premiums for directors' and officers' liability insurance in excess of one hundred fifty percent (150%) of the annualized rate of premiums paid by the Company for D&O Insurance for the 1997 policy year (the "Increased Rate"), and if the premiums for such insurance coverage would exceed the Increased Rate for any policy year, and the Company determines not to spend in excess of the Increased Rate, the Company shall endeavor to retain such type of coverage by amending the levels of self insured retention and/or limits of liability of such insurance coverage so as not to exceed the Increased Rate.

                  (c) In all policies of D&O Insurance, Indemnitee shall be named as an insured in such manner as to provide Indemnitee the same rights and benefits, subject to the same limitations, as are accorded to the Company's directors or officers most favorably insured by such policy.

         9.       NOTICES.

                  (a) The Indemnitee shall give to the Company notice in writing as soon as practicable of any Claim made against him for which indemnification will or could be sought under this Agreement. Failure to give such notice shall not be cause for the Company not to indemnify Indemnitee or advance Expenses unless the Company can demonstrate that it was prejudiced by such failure.

                  (b) Notices shall be in writing and shall be either personally delivered or sent by Federal Express or other reputable overnight courier for next business day delivery, or sent by certified mail, return receipt requested, addressed as follows:

         If to the Company:                      Forstmann & Company, Inc.
                                                 1155 Avenue of the Americas
                                                 New York, New York  10036
                                                 Attn.: Chief Executive Officer
                                                 Attn.: Chief Financial Officer

         If to the Indemnitee:                   at Indemnitee's address stated
                                                 above

or at such other address as from time to time designated by written notice delivered in accordance herewith. Any notice personally served shall be deemed delivered on the date of such service. Any notice sent by overnight courier as provided above shall be deemed delivered on the first business day after the date such notice was actually delivered by such overnight courier or refused. Any notice sent by mail as provided above shall be deemed delivered on the date of actual receipt or refusal thereof.

         10. AMENDMENTS, ETC. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

         11. SUBROGATION. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

         12. NO DUPLICATION OF PAYMENTS. The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Articles, By-Laws or otherwise) of the amounts otherwise indemnifiable hereunder. This Agreement shall supersede any agreement or understanding, whether written or oral, between the Company and Indemnitee regarding indemnification for any Claim.

         13. BINDING EFFECT, ETC. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as a director of the Company.

         14. SEVERABILITY. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law.

         15. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Georgia applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.

         16.      CERTAIN DEFINITIONS.

                  (a) CLAIM: any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation whether instituted by or in the right of the Company or any other party, that Indemnitee in good faith believes might lead to the institution of any action, suit or proceeding, whether civil, criminal, administrative, investigative or other, arising in connection with an Indemnnifiable Event.

                  (b) EXPENSES: include attorneys' fees and all other costs, expenses and obligations paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

                  (c) INDEMNIFIABLE EVENT: any event or occurrence related to the fact that Indemnitee is or was a director of the Company, or is or was serving at the request of the Company as a director, officer, partner, employee, agent or trustee of another corporation, trust or other enterprise, or by reason of anything done or not done by Indemnitee in any such capacity.

                  (d) INDEPENDENT LEGAL COUNSEL: an attorney or firm of attorneys, selected in accordance with the provisions of Section 2, who shall not have otherwise performed services for the Company or Indemnitee within the last two (2) years.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement this ______ day of October, 1997.

                                                 FORSTMANN & COMPANY, INC.


                                                 By:
                                                    --------------------------
                                                 Name:
                                                      ------------------------
                                                 Title:
                                                       -----------------------




   ----------------------------

             [NAME]

                                                                   Exhibit 11.1

                            Forstmann & Company, Inc.
                        Computation of Per Share Earnings




                                                                  Reorganized
                                                                    Company
                                                                  -----------
                                                                  Period From
                                                               July 23, 1997 to
                                                               NOVEMBER 2, 1997
                                                               ----------------


Income applicable to common shareholders                             $  290,000
                                                                     ==========

Average common shares and common share
equivalents outstanding:

   Average common shares outstanding                                  4,384,436

   Add average common share equivalents -
     options to purchase common shares, net                             (14,066)
                                                                     ----------

Average common shares and common share
  equivalents outstanding                                             4,370,370
Loss per common share and common
  share equivalent                                                   $     0.07
                                                                     ==========



NOTE: The information provided in this exhibit is presented in accordance with Regulation S-K, Item 601(b)(11), while loss per common share on the Company's statements of operations is presented in accordance with Accounting Principles Board ("APB") Opinion No. 15. This information is not required by paragraph 30 of APB NO. 15 since the common share equivalents calculated above are anti-dilutive.

              Computation of per share earnings for the Predecessor Company for all periods presented in the Condensed Statement of Operations have been omitted as such information is not deemed to be meaningful.