Form 10-K/A
period 1997-11-02
FORSTMANN & CO INC
filed 1998-02-27
CIK 798246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 2, 1997
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 1-9474

                            FORSTMANN & COMPANY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                                         58-1651326
 ------------------------------                        ------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  1155 Avenue of the Americas, New York, NY                 10036
  -----------------------------------------               --------
   (Address of principal executive offices)              (Zip Code)

                                 (212) 642-6900
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
                               Common Stock, $0.01
                               -------------------
                                (Title of Class)

                  Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes (X)       No ( )

                  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

                  The   aggregate   market   value  of  Common   Stock  held  by
non-affiliates of the registrant as of January 28, 1998 was $11,815,789, based on the trading price in the over-the-counter market on such date.

                  Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes (X)        No ( )

                  As of January 28, 1998, there were 4,384,436 shares of Common Stock of the Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE  None.

                  The undersigned registrant hereby amends Items 10, 11, 12 and 13 of Part III of its Annual Report on Form 10-K for the fiscal year ended November 2, 1997 (the "Annual Report") to read as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Company

                  Each of Bruce W. Gregory, Margaret Bertelsen Hampton and James
E. Kjorlien is a member of the Board of Directors (the "Board") of Forstmann & Company, Inc. (the "Company") and is not an officer or employee of the Company. In addition, each has been nominated by the Board for re-election at the 1998 Annual Meeting of Shareholders which is scheduled to take place on April 17, 1998 (the "Annual Meeting") to serve as a director until the Annual Meeting of Shareholders in 1999 or until a successor is elected and qualified.

                  The  following  table  provides   information   regarding  the
directors:


Name                                    Age         Date Appointed Director
-----                                   ---         -----------------------
Bruce W. Gregory                        33              September 1997

Margaret Bertelsen Hampton              39              July 1997

James E. Kjorlien                       46              July 1997


                  On July 23, 1997, pursuant to a Plan of Reorganization under which the Company emerged from bankruptcy, the Board was reconstituted, with Ms. Hampton, Mr. Kjorlien, Robert N. Dangremond and Jerome H. Walthers appointed as the initial directors of the Company. In September 1997, Mr. Walthers resigned from the Board and Mr. Gregory was appointed to replace him. On January 6, 1998, Mr. Dangremond was named acting Chief Financial Officer of Zenith Electronics Corporation and, on January 26, 1998, Mr. Dangremond resigned as a director, as well as Chief Executive Officer and President of the Company.

                  Bruce W. Gregory is a Managing Director of Daystar L.L.C., a Rye, New York-based investment management firm that specializes in investments in companies that are in the midst of restructurings. Before joining Daystar L.L.C. in 1996, Mr. Gregory was employed by Progressive Partners, an investment management firm, as an equity portfolio manager from 1990 to 1996. Previously, Mr. Gregory was employed by Chase Manhattan Bank in the North American Corporate Finance Group and Investment Management Group of US Private Banking. Mr. Gregory serves on the Board of Trustees of Trinity Presbyterian Church and Here's Life Inner City New York. Mr. Gregory is a Chartered Financial Analyst and a member of the Association of Investment Management and Research and the New York Society of Security Analysts.

                  Margaret Bertelsen Hampton joined Grace Brothers, Ltd., an investment management firm based in Evanston, Illinois, in March 1997. Prior to joining Grace Brothers, Ltd., Ms. Hampton was a Managing Director of the Distressed Investments Unit of First Chicago Capital Corporation, which she joined in 1991. Previously, Ms. Hampton worked in the Financial Restructuring Group of Bear Stearns & Co., Inc. Ms. Hampton is a director of several privately-held companies, one of which is in the worsted wool manufacturing business and may, from time to time, compete with the Company. She is a member of the Board of Trustees of Northwestern University.

                  James E. Kjorlien is a Managing Member of Credit Research and Trading LLC, a Greenwich, Connecticut-based broker-dealer. Mr. Kjorlien joined Credit Research in June 1990.

                  None of the directors has any family relationship with any other director or with any executive officer of the Company.

Executive Officers of the Company

                  The  following  table  provides   information   regarding  the
Company's executive officers:

Name                          Age               Title
------------------           ----               ------------------------------
Brian A. Moorstein            37                President (Principal Executive
                                                Officer)

Rodney J. Peckham             42                Executive Vice President
                                                Finance, Administration and
                                                Strategic Planning,
                                                Secretary and Treasurer
                                                (Principal Financial
                                                Officer)

Gary E. Schafer               46                Vice President and Corporate
                                                Controller (Principal Financial
                                                Accounting Officer)

                  Brian A. Moorstein became President of the Company on January 26, 1998. Mr. Moorstein started his career at the Company in 1984 working in styling and then moved into sales. In 1986, he founded the Company's Women's Wear Worsted Department. During 1990, his responsibilities were expanded to include Women's Wear Woolen, sportswear and coatings.

                  Rodney J. Peckham became Executive Vice President Finance, Administration and Strategic Planning and Secretary on January 26, 1998. Mr. Peckham also serves as Chief Financial Officer and Treasurer of the Company. He became Chief Financial Officer of the Company in March 1996. From October 1995 until he became Chief Financial Officer, Mr. Peckham was employed as Director of Financial Operations. Mr. Peckham was previously employed by the Company from August 1986 through May 1995 during which time he served as Corporate Controller from August 1986 until he became Treasurer in March 1992, and he also served as Secretary from December 1992 to September 1993. From May 1995 through October 1995, Mr. Peckham was self-employed and provided various financial consulting services to the Company.

                  Gary E. Schafer became Vice President and Corporate Controller of the Company in March 1992. Mr. Schafer joined the Company in 1990 as Director of Cost Accounting.

                  Executive officers are appointed by and serve at the discretion of the Board of Directors for a term beginning after the first regular meeting of the Board of Directors following the Annual Meeting of Shareholders and until their respective successors are duly appointed and qualified.

                  None of the executive officers has any family relationships with any other executive officer.

Compliance with Section 16(a) of the Exchange Act

                  Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the outstanding Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports furnished to it, the Company believes that all the Company's directors and officers timely filed all reports required during the Company's 1997 fiscal year, except that the Forms 3 for each of Ms. Hampton and Mr. Kjorlien were filed late.

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table

                  The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the four executive officers of the Company during the 1997, 1996 and 1995 fiscal years of the Company.

                                                                       Other Annual         Securities          All Other
         Name and             Fiscal                       Bonus       Compensation         Underlying         Compensation
    Principal Position         Year       Salary($)        ($)1            ($)2           Options (#)3,4        ($)5,6,7,8
    ------------------         ----       ---------        -----          ------          --------------       -----------
Brian A. Moorstein             1997         193,000       53,446           8,479              19,501              50,000
    President                  1996         174,667            0           7,234                   0                   0
     (Principal                1995         171,000            0           7,354              12,500                   0
     Executive Officer)

Rodney J. Peckham6             1997         234,015       63,381           8,625              19,501              50,616
    Executive Vice President   1996         238,013            0           2,486                   0                   0
    Finance, Administration    1995          93,312            0           3,787              12,500              97,155
    and Strategic Planning
     (Principal Financial
     Officer)

Gary E. Schafer                1997         125,000       32,715           4,750               4,875              17,500
    Vice President and         1996         119,708            0           4,322                   0                 578
    Corporate Controller       1995         109,075            0           4,357              12,500                   0
     (Principal Financial
     Accounting Officer)

Robert N. Dangremond8          1997              --           --              --                  --           1,440,571
    Former President and CEO   1996              --           --              --                  --             897,098
                               1995              --           --              --                  --             274,275

------------------------

1 The amount of any bonus earned for a fiscal year, although included in the fiscal year earned, is actually determined and paid after the end of the fiscal year. The amount in the 1997 fiscal year reflects the actual amount earned under the Company's Management Incentive Plan for the 1997 fiscal year, of which 70% was paid in December 1997 with the remaining amount deferred for payment after the end of fiscal year 1998.

2 Represents tax liability reimbursed by the Company arising from contributions made by the executive officer and for investment earnings thereon under a Company employee savings plan.

3 Pursuant to the Company's Plan of Reorganization, an aggregate of 487,528 shares of the Common Stock were reserved for issuance on exercise of options granted or to be granted pursuant to the Company's Executive Stock Option Plan and, as of the effective date of the Plan of Reorganization (the "Effective Date"), 146,258 options were granted to certain employees of the Company at an exercise price of $12.88 per share. Amounts reflected for the 1997 fiscal year represent the options granted under the Executive Stock Option Plan of which 25% vested on the Effective Date and an additional 25% will vest on each of the first three anniversaries of the Effective Date.

4 Information for the 1995 fiscal year represents incentive stock options granted under the Company's Common Stock Incentive Plan on January 6, 1995 to purchase shares of common stock at an exercise price of $8.50 per share, exercisable for 33-1/3% of such shares commencing on each of January 6, 1996, January 6, 1997 and January 9, 1998. The options granted on January 6, 1995 were granted at an amount greater than fair market value. Pursuant to the Plan of Reorganization, all options outstanding under the Company's Common Stock Incentive Plan were canceled.

5        Includes amounts paid for health club dues.

6 The amount shown for Mr. Peckham includes $89,800 for financial consulting services paid to Mr. Peckham between June 1995 to October 1995. The remaining $7,355 represents reimbursement of Mr. Peckham's relocation expenses.

7 Effective as of November 14, 1996, the court administering the Company's bankruptcy approved the Company's Incentive Compensation and Retention Program which provided certain eligible employees with a predetermined confirmation bonus and provided for a discretionary bonus to certain employees selected by the Company's Chief Executive Officer in consultation with the Board of Directors. During the 1997 fiscal year, Messrs. Moorstein and Peckham were paid $50,000 and Mr. Schafer was paid $17,500 under this program.

8 Robert N. Dangremond served as President and Chief Executive Officer of the Company during the 1997 fiscal year. On January 6, 1998, Mr. Dangremond was named acting Chief Financial Officer of Zenith
         Electronics Corporation and, on January 26, 1998, Mr. Dangremond resigned as a director, as well as Chief Executive Officer and President of the Company.

         Mr. Dangremond provided services to the Company pursuant to a Letter Agreement, dated July 31, 1995 (as amended), between the Company and J. Alix & Associates ("J. Alix"), a consulting firm specializing in corporate restructurings, of which Mr. Dangremond is a principal. The amounts shown were paid to J. Alix on account of fees for the services rendered by Mr. Dangremond and to reimburse J. Alix for travel and lodging expenses incurred by Mr. Dangremond in the course of performing his duties to the Company. The amount shown for the 1997 fiscal year includes a $400,000 success fee which became payable following the Company's emergence from bankruptcy, of which $200,000 was paid in the 1997 fiscal year and $200,000 was paid in the 1998 fiscal year. The Company also issued 30,000 shares of the Common Stock to J. Alix (which are not shown in the table) as an additional success fee, which was the number of shares issuable under the Company's Plan of Reorganization to the holder of an allowed unsecured claim against the Company of $600,000.

Compensation Arrangements with Mr. Moorstein and Mr. Peckham

                  On January 26, 1998, Mr. Moorstein was appointed President of the Company and Mr. Peckham was appointed Executive Vice President Finance, Administration and Strategic Planning and Chief Financial Officer. Each of them will receive an annual salary of $265,000 and will participate in the Management Incentive Plan and the Executive Stock Option Plan.

Stock Options Granted During the 1997 Fiscal Year

                  The Company granted 146,258 stock options under the Company's Executive Stock Option Plan during the 1997 fiscal year at an exercise price of $12.88 per share.


                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants
                                        -------------------------------------
                                                                                         Exercise
                                Number of Securities           Percent of Total             or
                                     Underlying                  Options/SARs              Base
                                   Options/SARs(1)           Granted to Employees         Price           Expiration
      Name                           Granted (#)              in Fiscal Year(3)           ($/Sh)             Date
-------------------             --------------------         --------------------        --------        -------------
Brian A. Moorstein                   19,500(2)(3)                     13.3%               $12.88         July 23, 2007

Rodney J. Peckham                    19,500(2)(3)                     13.3%               $12.88         July 23, 2007

Gary E. Schafer                       4,875(2)(3)                      3.3%               $12.88         July 23, 2007



(1)      To date, the Company has issued no SARs.

(2) 25% of these options vested on the July 23, 1997, the Effective Date of the Plan of Reorganization, and an additional 25% will vest on each of the first three anniversaries of the Effective Date.

(3) Includes all options granted to executives pursuant to the Company's Executive Stock Option Plan.

Stock Options Held at the End of the 1997 Fiscal Year

                  The following table sets forth the total number of exercisable and unexercisable stock options granted under the Company's Executive Stock Incentive Plan held by each executive officer named below on November 2, 1997. No options to purchase shares of the Common Stock were exercised during the 1997 fiscal year. As of November 2, 1997, the last sales price of the Common Stock in the over-the-counter market was $11.75 per share.

                                              Number of
                                        Securities Underlying                        Value of Unexercised
                                         Unexercised Options                       In-the-Money Options at
                                       at Fiscal Year End (#)                          Fiscal Year End
Name                              Exercisable        Unexercisable            Exercisable        Unexercisable
----                              -----------        -------------            -----------        -------------
Brian A. Moorstein                   4,875               14,625                $0.00                  $0.00
Rodney J. Peckham                    4,875               14,625                 0.00                   0.00
Gary E. Schafer                      1,219                3,656                 0.00                   0.00

Retirement Pension Plan

                  The Company maintains a Retirement Pension Plan (the "Pension Plan") for its salaried employees. The Pension Plan is a defined benefit pension plan providing a formula benefit, on vesting, for employees 21 years of age or older who have completed one year of service with the Company. The Pension Plan generally takes into account credited service and annual compensation earned under the pension plan of a predecessor of the Company (the "Predecessor Plan"), but the benefit payable from the Pension Plan, depending on the circumstances, may be reduced by any benefit payable under the Predecessor Plan.

                  The following table shows the estimated annual benefits upon retirement to participants in the Pension Plan in specified annual compensation and years of credited service classifications. The amounts shown are subject to the maximum benefit limitations set forth in Section 415 of the Internal Revenue Code of 1986 (the "Code") and are subject to reduction for amounts payable under the Predecessor Plan. The pension benefits shown are based upon retirement at age 65 and the payment of a single-life annuity to the participants. The pension benefits in the table reflect the limitation under Section 401(a)(17) of the Code on the maximum amount of annual compensation ($150,000 effective February 1, 1994 and $160,00 effective February 1, 1997 (the "Code Limitation")), that can be utilized for determining benefits under the Pension Plan.

                                                        Years of Credited Service at Retirement
Highest Five
Year Average
Annual               5             10            15              20              25             30             35
Compensation*    -------        -------       -------          -------        -------        -------         -------
-------------
  $100,000       $ 6,722        $13,444       $20,165          $26,887        $33,609        $40,331         $47,053
   110,000         7,472         14,944        22,415           29,887         37,359         44,831          52,303
   120,000         8,222         16,444        24,665           32,887         41,109         49,331          57,553
   130,000         8,972         17,944        26,915           35,887         44,859         53,831          62,803
   140,000         9,722         19,444        29,165           38,887         48,609         58,331          68,053
   150,000        10,472         20,944        31,415           41,887         52,359         62,831          73,303
   160,000        10,622         21,244        31,865           42,487         53,109         63,731          74,353



* Annual compensation is the amount reportable on a participant's Form W-2 for federal income tax purposes, and consists of the amounts reported in the table included under "Summary of Compensation in the 1997, 1996 and 1995 fiscal years as salary, bonus, other annual compensation and all other compensation.

                  Credited years of service for benefit accruals under the Pension Plan, as of December 31, 1997, for the following executive officers are:

                  Brian A. Moorstein                 14 years
                  Rodney J. Peckham                  12 years
                  Gary E. Schafer                    8 years

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

Agreements Relating to a Change In Control

                  Under the Company's Incentive Compensation and Retention Program (the "Program"), adopted in November 1996, an aggregate of $1,500,000 of bonus compensation became payable to certain employees of the Company in part in connection with the Company's emergence from bankruptcy and in part on a discretionary basis during the 1997 fiscal year. One-half of this amount was paid in August 1997 and the balance was paid in late January 1998. This program also provides that certain key employees, including the Company's three principal executive officers, will be entitled to receive termination awards if terminated "without cause" (as defined in the Program) after a "change in control" of the Company and within two years after the date of confirmation of the Company's Plan of Reorganization (July 9, 1997). A termination award would be equal to 150% of the affected employee's base salary at the time of the termination. Since a "change in control" was defined under the Program to include, among other things, the confirmation of the Company's Plan of Reorganization, termination awards will be payable to such key employees if their employment is terminated "without cause" at any time prior to July 9, 1999.

Indemnity Agreements

                  The Company is party to an indemnity agreement with each of its directors and certain of its executive officers which provides that the indemnitee will be entitled to receive indemnification, which may include advancement of expenses, to the full extent permitted by law for all expenses, judgements, fines, penalties and settlement payments incurred by the indemnitee in actions brought against the indemnitee in connection with any act taken in the indemnitee's capacity, and within the indemnitee's scope of authority, as a director or executive officer of the Company. These agreements provide for the appointment of independent legal counsel to determine whether a director or executive officer is entitled to indemnity after a change in control. It also requires the Company to use reasonable efforts to maintain specified levels of directors' and officers' liability insurance for so long as an indemnitee may be subject to any possible, threatened or pending action, except that the Company will not be obligated to pay annual premiums to do so in excess of 150% of the annualized rate of premiums paid during the 1997 fiscal year.

Compensation Committee Interlocks and Insider Participation

                  The Board of Directors established the Compensation Committee in December 1997, after the end of the 1997 fiscal year, to oversee all issues of executive compensation. During the 1997 fiscal year, Robert N. Dangremond, former President and Chief Executive Officer of the Company, participated in discussions of the Board of Directors concerning executive compensation.

Directors' Fees and Benefits

                  In October 1997, the Board of Directors of the Company adopted the 1997 Directors Compensation Plan (the "Directors Plan"), which is being submitted and recommended to the shareholders for approval at the Annual Meeting. The Directors Plan became effective on December 19, 1997 and will terminate on December 31, 2007, unless earlier terminated by the shareholders of the Company. Directors of the Company who are not also officers or employees of the Company or its subsidiaries are eligible to participate in the Directors Plan (each a "Participant").

                  Each Participant will receive for services as a director a payment of $3,000 for each fiscal quarter during each fiscal year of the Company from 1998 through 2007, subject to a prorated adjustment if the Participant was not a director at the time of each meeting of the Board of Directors held during such fiscal quarter. Each Participant will also receive a $1,000 fee for each meeting of the Board of Directors he or she attends in each fiscal year from 1998 through 2007 in excess of six meetings during such fiscal year. Each Participant who also serves as Chairperson of the Board of Directors or of any committee thereof will also receive an additional fee of $375 for each fiscal quarter of such fiscal years.

                  A total of 450,000 shares of the Common Stock will be available, and have been reserved, for issuance under the Directors Plan pursuant to stock options granted or to be granted, and share awards made or to be made, under the Directors Plan. The Directors Plan provides for the automatic grant of a fixed number of stock options and the automatic making of share awards having a fixed fair market value to each Participant. If any stock option or share award made under the Directors Plan is canceled or forfeited, the shares subject to the stock option or share award will again be available for issuance under the Directors Plan.

                  The Directors Plan authorizes the Company to grant non-qualified stock options, but not incentive stock options (within the meaning of Section 422 of the Code). On the date that an individual becomes a Participant, he or she will automatically be granted an option to purchase 12,000 shares of the Common Stock (an "Initial Option"). On the third anniversary of such initial grant and on each anniversary date thereafter, provided that a Participant is still a director, he or she will automatically be granted an option to purchase an additional 2,500 shares. Each option will become exercisable as to one-third of the shares subject to such option on the date of grant and on each of the first two anniversary dates of the date of grant. Options will be exercisable for a term of 10 years or until earlier terminated.

                  The exercise price of an option granted under the Directors Plan will be the Fair Market Value (as defined in the Directors Plan) of the Common Stock on the date of grant, except that the exercise price of any Initial Option will in no event be less than $12.88 per share. The exercise price of an option, together with any required taxes, must be paid in full at the time of exercise in cash, by the delivery of shares of the Common Stock (subject to certain conditions) or a combination of cash and shares.

                  Each Participant will receive for services as a director, for each fiscal quarter during each fiscal year of the Company from 1998 through 2007, an award of that number of shares of the Common Stock (rounded to the nearest whole number) as equals $3,000 divided by the Fair Market Value of a share of the Common Stock as of the last business day of such fiscal quarter, subject to a prorated adjustment if the Participant was not a director at the time of each meeting of the Board of Directors held during such fiscal quarter.

                  Pursuant to the Directors Plan, 239 shares of the Common Stock were awarded to each of Ms. Hampton and Mr. Kjorlien and 159 shares were awarded to Mr. Gregory in respect of their services as directors during the fiscal quarter of the Company ended November 2, 1997, based on a Fair Market Value of $12.56 per share. Ms . Hampton and Mr. Kjorlien were directors during all of such fiscal quarter, while Mr. Gregory was appointed to the Board on September 15, 1997. Further, 217 shares of the Common Stock were awarded to each of the directors for the fiscal quarter of the Company ended February 2, 1998 based on a Fair Market Value of $ 13.83 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  At the close of business on February 20, 1998, there were issued and outstanding 4,385,770 shares of the Common Stock, par value $0.01 per share, of the Company (the "Common Stock"). Each share is entitled to one vote. There was no other class of voting securities outstanding at that date.

                  To the knowledge of the Company, as of February 20, 1998, no person owned beneficially (for purposes of Rule 13d-3 under the Securities Act of 1934) more than 5% of the outstanding shares of the Common Stock except as set forth in the following table. Except as noted below, each such person has sole voting and investment power with respect to all shares.

  Name and Address of                 Amount and Nature of           Percent of
   Beneficial Owner                  Beneficial Ownership 1           Class 1
------------------------             ----------------------          ----------
Daystar L.L.C.2                          1,374,688                     31.3%
411 Theodore Fremd Avenue
Rye, NY 10580

Credit Suisse First Boston, Inc.3        1,006,345                     22.9%
11 Madison Avenue
New York, NY 10010

BankAmerica Corporation4                   759,130                     17.3%
555 California Street
San Francisco, CA 94104

Grace Brothers, Ltd.5                      412,124                      9.4%
1560 Sherman Avenue
Suite 900
Evanston, Il 60201
-------------------------------

1 On July 23, 1997, pursuant to a Plan of Reorganization, the Company emerged from bankruptcy proceedings commenced by the Company in September 1995 under Chapter 11 of the United States Bankruptcy Code. Pursuant to such Plan of Reorganization, which had been approved by the Company's shareholders and creditors and confirmed by the bankruptcy court, all general unsecured claims of the Company were converted into 100% of the Common Stock, based on a ratio of 50 shares for each $1,000 of allowed unsecured claim. Holders of the Company's pre-bankruptcy common stock and preferred stock were issued warrants to purchase an aggregate of 87,756 shares of the Common Stock exercisable at a purchase price of $23.00 per share during the period ending July 23, 1999, and their prior holdings were canceled.

2 Based on Schedule 13D, dated February 13, 1998. Daystar L.L.C. serves as General Partner of Daystar Special Situations Fund, L.P. (the "Fund), a Delaware limited partnership, which owns 784,936 (17.9% of the outstanding) shares of the Common Stock, and as such has full discretionary authority to vote and dispose of such shares. Daystar L.L.C. also acts, with full discretionary authority, as investment advisor to clients who own in the aggregate 585,376 (13.4% of the outstanding) shares of the Common Stock. The managing directors of Daystar L.L.C., who are jointly responsible for managing the Fund and such client advisory accounts, are Bruce W. Gregory, a director of the Company, Warren J. Malone, Michael C. Murr and John C. Sites, Jr. Mr. Gregory also holds 376 shares of the Common Stock awarded to him by the Company pursuant to the Directors Plan and options to purchase 12,000 shares of the Common Stock granted to him pursuant to the Directors Plan, of which options to purchase 4,000 shares are currently exercisable and options to purchase 8,000 shares are not currently exercisable. He holds such shares and stock options for the benefit of Daystar L.L.C., which is deemed to be the beneficial owner of such shares and stock options.

3 Based on Schedule 13D, dated October 16, 1997, indicating indirect ownership by Credit Suisse First Boston, Inc. of 435,178 shares owned directly by Credit Suisse First Boston Management Corporation and 571,167 shares owned directly by Credit Suisse First Boston Corporation.

4 Based on Schedule 13D, dated October 15, 1997 indicating that BankAmerica Corporation may be deemed to beneficially own shares which are owned directly by its subsidiary, BankAmerica Investment Corporation.

5        Based    on    Schedule     13G,     dated     January    27,     1998.
                         -------------------------------

                  The following table sets forth information as of February 20, 1998 with respect to the beneficial ownership of the Common Stock by each director and nominee for director, each of the executive officers named in the Summary Compensation Table (see above) and all directors and executive officers as a group. Except as noted below, each such person has sole voting and investment power with respect to all shares.

                                     Amount and Nature
    Name and Address of               of Beneficial            Percent of
      Beneficial Owner                 Ownership(1)             Class(1)
---------------------------          -----------------         ----------
Robert N. Dangremond                          0(2)                   *
Bruce W. Gregory                      1,374,688(3)               31.3%
Margaret Bertelsen Hampton               4, 456(4)                   *
James E. Kjorlien                        21,296(5)                   *
Brian A. Moorstein                        4,875(6)                   *
Rodney J. Peckham                         4,875(6)                   *
Gary E. Schafer                           1,219(6)                   *
All directors and executive           1,411,409(7)               32.2%
     officers as a group (7
     persons)
 -------------------------------
*Less than 1%.

(1)      See footnote 1 to the preceding table

(2) Mr. Dangremond resigned as a director and President and Chief Executive Officer of the Company on January 26, 1998. See footnote 8 to the Summary Compensation Table as to 30,000 shares of the Common Stock held by J. Alix & Associates, a firm of which Mr. Dangremond is a principal. Mr. Dangremond disclaims beneficial ownership of such shares.

(3) See footnote 2 to the preceding table. Includes 4,000 shares of Common Stock subject to stock options granted to Mr. Gregory pursuant to the Directors Plan, which are currently exercisable and does not include 8,000 shares subject to stock options granted under the Directors Plan which are not currently exercisable.

(4) Includes 4,000 shares of Common Stock subject to stock options granted to Ms. Hampton pursuant to the Directors Plan, which are currently exercisable and does not include 8,000 shares subject to stock options granted under the Directors Plan which are not currently exercisable.

(5) Includes 11,519 shares of the Common Stock owned by Edison Capital LLC, a company controlled by Mr. Kjorlien. Includes 4,000 shares of Common Stock subject to stock options granted to Mr. Kjorlien pursuant to the Directors Plan, which are currently exercisable and does not include 8,000 shares subject to stock options granted under the Directors Plan which are not currently exercisable.

(6) Represents shares issuable on exercise of currently exercisable options under the Company's Executive Stock Option Plan. Does not include 14,625 shares of the Common Stock subject to stock options granted to each of Mr. Moorstein and Mr. Peckham and 3,656 shares subject to stock options granted to Mr. Schafer pursuant to the Company's Executive Stock Option Plan, none of which are currently exercisable.

(7) Includes shares issuable on exercise of currently exercisable options under the Company's Executive Stock Option Plan and the Directors Plan. Does not include an aggregate of 24,000 shares of the Common Stock subject to stock options granted to the Company's three directors pursuant to the Directors Plan or an aggregate of 32,906 shares subject to stock options granted to the Company's three executive officers pursuant to the Executive Stock Option Plan, none of which are currently exercisable.

                  For purposes of the preceding table, each of the directors and executive officers is deemed to be the beneficial owner of shares which may be acquired by him or her within 60 days through the exercise of options, if any, and such shares are deemed to be outstanding for the purpose of computing the percentage of the Common Stock beneficially owned by him or her and by the directors and executive officers as a group. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage of the Common Stock beneficially owned by any other person.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Robert N. Dangremond served as President and Chief Executive Officer of the Company during the 1997 fiscal year. On January 6, 1998, Mr. Dangremond was named acting Chief Financial Officer of Zenith Electronics Corporation and, on January 26, 1998, Mr. Dangremond resigned as a director, as well as Chief Executive Officer and President of the Company.

                  Mr. Dangremond provided services to the Company pursuant to a Letter Agreement, dated July 31, 1995 (as amended), between the Company and J.
Alix & Associates ("J. Alix"), a consulting firm specializing in corporate restructurings, of which Mr. Dangremond is a principal. The amounts shown were paid to J. Alix on account of fees for the services rendered by Mr. Dangremond and to reimburse J. Alix for travel and lodging expenses incurred by Mr. Dangremond in the course of performing his duties to the Company. The amount shown for the 1997 fiscal year includes a $400,000 success fee which became payable following the Company's emergence from bankruptcy, of which $200,000 was paid in the 1997 fiscal year and $200,000 was paid in the 1998 fiscal year. The Company also issued 30,000 shares of the Common Stock to J. Alix as an additional success fee, which was the number of shares issuable under the Company's Plan of Reorganization to the holder of an allowed unsecured claim against the Company of $600,000.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 27, 1998                          FORSTMANN & COMPANY, INC.

                                                  By: /s/  Rodney J. Peckham
                                                     -----------------------
                                                     Rodney J. Peckham
                                                     Chief Financial Officer



                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                      Title                        Date

/s/   Brian A. Moorstein
------------------------
Brian A. Moorstein                President                    February 27, 1998
                                  (Principal Executive
                                   Officer)


/s/   Rodney J. Peckham
-----------------------
Rodney J. Peckham                 Executive Vice               February 27, 1998
                                  President Finance,
                                  Administration and
                                  Strategic Planning
                                  (Principal Financial
                                   Officer)

/s/   Gary E. Schafer
---------------------
Gary E. Schafer                   Vice President and           February 27, 1998
                                  Corporate Controller
                                  (Principal Financial
                                   Accounting Officer)

/s/   Bruce W. Gregory
----------------------
Bruce W. Gregory                  Director                     February 27, 1998


/s/  Margaret Bertelsen Hampton
-------------------------------
Margaret Bertelsen Hampton        Director                     February 27, 1998


/s/  James E. Kjorlien
----------------------
James E. Kjorlien                 Director                     February 27, 1998