Form 10-Q
period 1998-02-01
FORSTMANN & CO INC
filed 1998-03-17
CIK 798246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended FEBRUARY 1, 1998
                               ----------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________

                         Commission File Number: 1-9474

                            FORSTMANN & COMPANY, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        GEORGIA                       58-1651326
            ------------------------------         ------------------
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)         Identification No.)

       1155 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK         10036
       -----------------------------------------------       ---------
          (Address of principal executive offices)          (Zip Code)

       (Registrant's telephone number, including area code) (212) 642-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (X)Yes   ( )No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. (X)Yes   ( )No

As of March 17, 1998, there was 4,385,770 shares of Common Stock outstanding.

Total number of pages: 22 pages.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FORSTMANN & COMPANY, INC.
                   CONDENSED STATEMENTS OF OPERATIONS FOR THE
           THIRTEEN WEEKS ENDED FEBRUARY 1, 1998 AND FEBRUARY 2, 1997
                                   (unaudited)

                                                 Reorganized       Predecessor
                                                   Company           Company
                                                  February 1,      February 2,
                                                     1998              1997
                                                     ----              ----
Net sales ..................................     $ 29,017,000      $ 31,218,000

Cost of goods sold .........................       25,705,000        28,375,000
                                                 ------------      ------------

Gross profit ...............................        3,312,000         2,843,000

Selling, general and administrative expenses        3,590,000         4,254,000

Provision for uncollectible accounts .......          224,000           171,000
                                                 ------------      ------------

Operating loss .............................         (502,000)       (1,582,000)

Interest expense (contractual interest of
  $3,737,000 for 1997) .....................        1,540,000         1,585,000
                                                 ------------      ------------

Loss before reorganization items and
  income taxes .............................       (2,042,000)       (3,167,000)

Reorganization items .......................           20,000         4,151,000
                                                 ------------      ------------

Loss before income taxes ...................       (2,062,000)       (7,318,000)

Income tax benefit .........................         (804,000)             --
                                                 ------------      ------------

Net loss ...................................     $ (1,258,000)     $ (7,318,000)
                                                 ============      ============

Per share and share information:
  Loss per common share - basic and diluted      $       (.29)     $      (1.30)
                                                 ============      ============

  Weighted average common shares outstanding        4,384,436         5,618,799
                                                 ============      ============

See notes to financial statements

                            FORSTMANN & COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                      FEBRUARY 1, 1998 AND NOVEMBER 2, 1997
                                   (unaudited)

                                                            February 1,     November 2,
                                                               1998            1997
                                                               ----            ----
ASSETS
Current Assets:
  Cash ..........................................     $      48,000      $    493,000
  Cash restricted for settlement of unpaid claims           560,000           558,000
  Accounts receivable, net of allowance of
    $682,000 and $458,000 .......................        34,763,000        42,005,000
  Inventories ...................................        56,883,000        43,210,000
  Current deferred tax assets ...................           804,000              --
  Other current assets ..........................           575,000           926,000
                                                      -------------      ------------

    Total current assets ........................        93,633,000        87,192,000

Property, plant and equipment, net ..............        23,960,000        24,779,000
Other assets ....................................         1,706,000         1,670,000
                                                      -------------      ------------
    Total .......................................     $ 119,299,000      $113,641,000
                                                      =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ..........     $   5,709,000      $  5,756,000
  Accounts payable ..............................         3,099,000         3,335,000
  Accrued liabilities ...........................         8,859,000        11,371,000
                                                      -------------      ------------
    Total current liabilities ...................        17,667,000        20,462,000

Long-term debt ..................................        52,259,000        42,548,000
Deferred tax liabilities ........................              --                --
                                                      -------------      ------------

    Total liabilities ...........................        69,926,000        63,010,000

Commitments and contingencies

Shareholders' Equity:
  New common stock, $.01 par value, 10,000,000
    shares authorized, 4,384,436 shares issued
    and outstanding .............................            43,844            43,844
Additional paid-in capital ......................        50,297,156        50,297,156
Retained earnings (deficit) since July 23, 1997 .          (968,000)          290,000
                                                      -------------      ------------
Total shareholders' equity ......................        49,373,000        50,631,000
                                                      -------------      ------------
      Total .....................................     $ 119,299,000      $113,641,000
                                                      =============      ============

See notes to financial statements ...............

                            FORSTMANN & COMPANY, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS FOR THE
           THIRTEEN WEEKS ENDED FEBRUARY 1, 1998 AND FEBRUARY 2, 1997
                                   (unaudited)

                                                         Reorganized      Predecessor
                                                           Company          Company
                                                         February 1,      February 2,
                                                            1998             1997
                                                            ----             ----
Net loss ..........................................     $ (1,258,000)     $(7,318,000)
                                                        ------------      -----------
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization .................        1,335,000        3,112,000
    Income tax not payable in cash ................         (804,000)            --
    Income tax payments ...........................             --               --
    Provision for uncollectible accounts ..........          224,000          171,000
    Increase (decrease) in market reserves ........           34,000         (952,000)
    Loss from disposal, abandonment and
      impairment of machinery and equipment
      and other assets and (gain) from disposal ...           (1,000)       3,039,000
    Changes in current assets and current
      liabilities:
        Accounts receivable .......................        7,018,000        9,964,000
        Inventories ...............................      (13,707,000)      (9,076,000)
        Other current assets ......................          351,000           53,000
        Accounts payable ..........................         (207,000)         403,000
        Accrued liabilities .......................       (2,543,000)        (179,000)
        Accrued interest payable ..................           31,000          600,000
        Operating liabilities subject to compromise             --           (234,000)
                                                        ------------      -----------

  Total adjustments ...............................       (8,269,000)       6,901,000
                                                        ------------      -----------

    Net cash used by operations ...................       (9,527,000)        (417,000)
                                                        ------------      -----------

                            (continued on next page)

                            FORSTMANN & COMPANY, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS FOR THE
           THIRTEEN WEEKS ENDED FEBRUARY 1, 1998 AND FEBRUARY 2, 1997
                                   (unaudited)

                                                         Reorganized     Predecessor
                                                           Company         Company
                                                         February 1,     February 2,
                                                            1998            1997
                                                            ----            ----
Cash flows used by investing activities:
  Capital expenditures ...........................         (340,000)        (176,000)
  Investment in computer information systems .....         (189,000)        (105,000)
  Net proceeds from disposal of machinery
    and equipment ................................            1,000            1,000
                                                       ------------      -----------

    Net cash used by investing activities ........         (528,000)        (280,000)
                                                       ------------      -----------

Cash flows from financing activities:
  Net borrowings under the Revolving Loan Facility       12,587,000             --
  Net borrowings under the DIP Facility ..........             --          1,193,000
  Repayment of Term Loan Facility ................       (1,123,000)            --
  Repayment of Deferred Interest Rate Notes ......       (1,570,000)            --
  Repayment of other financing arrangements ......         (259,000)        (283,000)
  Deferred financing costs .......................          (23,000)        (213,000)
                                                       ------------      -----------

    Net cash provided by financing activities ....        9,612,000          697,000

Net decrease in cash .............................         (443,000)            --

Cash and restricted cash at beginning of period ..        1,051,000           48,000
                                                       ------------      -----------

Cash and restricted cash at end of period ........     $    608,000      $    48,000
                                                       ============      ===========



See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE THIRTEEN WEEKS ENDED FEBRUARY 1, 1998
                                   (unaudited)

                                           Additional       Retained          Total
                               Common       Paid-In         Earnings       Shareholders'
                               STOCK        CAPITAL         (DEFICIT)         EQUITY

Balance, November 2, 1997     $43,844     $50,297,156     $   290,000      $ 50,631,000

Net loss ................        --              --        (1,258,000)       (1,258,000)
                              -------     -----------     -----------      ------------

Balance, February 1, 1998     $43,844     $50,297,156     $  (968,000)     $ 49,373,000
                              =======     ===========     ===========      ============

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 1, 1998
                                   (unaudited)

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

        As described in Note 1 to the Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1997, on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The Company emerged from Bankruptcy pursuant to a Plan of Reorganization (the "Plan of Reorganization") on July 23, 1997 (the "Effective Date").

        As described in Note 2 to the Financial Statements contained in the 1997 Form 10-K, in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company established its reorganization value and adopted "fresh start" accounting as of July 22, 1997.

        Under the principles of "fresh start" accounting, the Company's total net assets were recorded at its established reorganization value, which was then allocated to identifiable tangible and intangible assets on the basis of their estimated fair value. In accordance with "fresh start" accounting, the difference between the assumed reorganization value and the aggregate fair value of the identifiable tangible and intangible assets resulted in a reduction in the value assigned to property, plant and equipment. In addition, the Company's accumulated deficit was eliminated.

2. On March 6, 1998, the Company announced that, as part of its long-term strategy, it will discontinue the production of top dye worsted fabrics used to manufacture men's suits and government uniforms (the "1998 Restructuring") after completing orders for its fall season. In fiscal year 1997, top dye worsteds accounted for approximately $18 million in men's suiting fabric and $10 million in government uniform fabric sales. This decision will result in the Company's overall workforce of approximately 2,500 people being reduced by approximately 730 people.

        Implementation of the 1998 Restructuring will result in the Company incurring certain costs, including, among other costs, salaried severance, special one-time hourly "stay put" bonuses and equipment relocation costs. Additionally, certain of the Company's inventories may be impaired or rendered obsolete and the carrying value of certain of the Company's property, plant and equipment may be impaired. The Company estimates that severance expense will be approximately $0.5 million and will be recognized as a restructuring expense in the Company's second quarter of fiscal year 1998. The Company estimates that the stay put bonuses will be approximately $0.8 million and will be accrued over the employee's remaining service period as a restructuring expense. Certain other adjustments relating to certain other employee benefit costs may be incurred in connection with the implementation of the 1998 Restructuring, which will be recognized as a restructuring expense in the period such costs can be reasonably estimated. Impairment of inventories will be recognized as an operating expense in the periods in which the impairment can be reasonably estimated, whereas impairment of property, plant and equipment will be recognized as a restructuring expense in the periods in which the impairment can be reasonably estimated. Costs incurred to relocate certain machinery and equipment will be charged against operations in the periods incurred.

3. One of the Company's customers accounted for approximately 31% of the Company's revenues for the thirteen weeks ended February 1, 1998 and 34% of gross accounts receivable at February 1, 1998. No other customer represented more than 6% of revenues or 6% of gross accounts receivable.

4. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):

                                                  February 1,     November 2,
                                                     1998            1997
                                                     ----            ----
     Raw materials and supplies ...........       $  9,070        $  8,303
     Work-in-process ......................         33,266          27,459
     Finished products ....................         15,744           8,169
     Less market reserves .................         (1,257)           (721)
                                                  --------        --------
     Total ................................         56,883          43,210
     Difference between LIFO
       carrying value and current
       replacement cost ...................            613            --
                                                  --------        --------
     Current replacement cost .............       $ 57,496        $ 43,210
                                                  ========        ========

5. Other assets consist of (in thousands):

                                                  February 1,     November 2,
                                                     1998            1997
                                                     ----            ----
     Computer information systems,
       net of accumulated amortization
       of $0 and $0 .......................       $    225        $     94
     Deferred financing costs, net of
       accumulated amortization of
       $304 and $164 ......................          1,372           1,520
     Other, net ...........................            109              56
                                                  --------        --------
      Total ...............................       $  1,706        $  1,670
                                                  ========        ========

6. Accrued liabilities consist of (in thousands):

                                                  February 1,     November 2,
                                                     1998            1997
                                                     ----            ----
     Salaries, wages and related
       payroll taxes ......................       $    935        $    978
     Incentive compensation ...............            347           2,082
     Vacation and holiday .................          1,793           1,729
     Employee benefits plans ..............             52              20
     Interest on long-term debt ...........             93              62
     Medical insurance premiums ...........          1,322           1,327
     Professional Fees ....................            142             355
     Environmental remediation ............            343             361
     Deferred rental and other lease obligations     2,166           2,186
     Other ................................          1,642           2,271
                                                  --------        --------
     Total ................................       $  8,835        $ 11,371
                                                  ========        ========

7. Long-term debt consists of (in thousands):
                                                  February 1,     November 2,
                                                     1998            1997
                                                     ----            ----
     Revolving Loan Facility ..............       $ 25,976        $ 13,389
     Term Loan Facility ...................         29,204          30,327
     Deferred Interest Rate Notes .........           --             1,571
     Other note ...........................            519             603
     Capital lease obligations ............          2,269           2,414
                                                  --------        --------
     Total debt ...........................         57,968          48,304
     Current portion of long-term debt ....         (5,709)         (5,756)
                                                  --------        --------
     Total long-term debt .................       $ 52,259        $ 42,548
                                                  ========        ========

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

        At February 1, 1998, the Company's loan availability as defined in the Loan and Security Agreement, in excess of outstanding advances and letters of credit, was approximately $21.7 million.

        The Company and its lenders have negotiated an amendment to the Loan and Security Agreement to modify, among other things, the definition of earnings before interest, income taxes, depreciation, amortization and reorganization items ("EBITDAR") and Adjusted Tangible Net Worth, and to modify certain loan covenants so as to increase permitted capital expenditures and lower the minimum fixed charge coverage ratio. Such modifications are being made in anticipation of the effects of the Company's 1998 Restructuring as more fully described in Note 2 to the Financial Statements contained herein. At February 1, 1998, the Company was in compliance with such covenants. In connection with the negotiations, the Company has agreed to prepay $3.0 million of the Term

        Loan Facility through borrowings under the Revolving Loan Facility. The Company expects to enter into a formal amendment to the Loan and Security Agreement which reflects the negotiated modifications to the Loan and Security Agreement promptly.

        As described more thoroughly in Note 8 to the Financial Statements contained in the 1997 Form 10-K, on the Effective Date, in accordance with the Plan of Reorganization, the Company issued subordinated floating rate notes (the "Deferred Interest Rate Notes") in respect of certain accrued but unpaid interest (approximately $1.6 million). On December 22, 1997, the Company repaid the Deferred Interest Rate Notes and accrued interest due thereon through borrowings under the Revolving Loan Facility.

8. In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share which simplifies the standards for computing earnings per share ("EPS") information and makes the computation comparable to international EPS Standards. SFAS 128 replaces the presentation of "primary" (and when required "fully diluted") EPS with a presentation of "basic" and "diluted" EPS. Loss per common share - basic is computed based on the net loss divided by the weighted average common shares outstanding. On a diluted basis, the loss per share - diluted is compared by dividing the net loss by the weighted average common shares during the period plus incremental shares that would have been outstanding under option plans. The Company did not have any dilutive options for either period presented.

9. As discussed in Note 14 to the Financial Statements in the 1997 Form 10-K, the Company has accrued certain estimated costs for environmental matters.

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

        Since both the Company and Stevens had been required to perform the same work at all three of these sites, the Company and Stevens agreed to allocate responsibilities between themselves pursuant to an Agreement Concerning Performance of Work ("Agreement") dated January 24, 1997. The Agreement required the Company to prepare and submit to EPD the CSR for the TCE and 1,1-DCA sites, while requiring Stevens to prepare and submit to EPD a CSR for the Burn Area site. The Agreement does not commit either party to perform corrective action at these sites. Stevens submitted a CSR for the Burn Area site. On January 28, 1998 EPD provided comments and requested clarification to the Stevens CSR. On February 12, 1998 Stevens environmental consultant provided a preliminary response to EPD's letter and requested a meeting to discuss proposed changes to the CSR. Stevens indicated its intention to submit a revised CSR based on this meeting.

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

        At February 1, 1998, the Company had $0.3 million accrued for costs to be incurred in connection with the TCE, 1,1-DCA and Tifton facility environmental matters. The Company, subject to EPD concurring with the Company's Corrective Action Plan relating to the TCE and 1,1-DCA sites, EPD's response to J.P. Stevens revised CSR and compliance status certification and EPD's response to the Tifton site, believes the accrual for environmental costs at February 1, 1998 is adequate.

10. In accordance with SOP 90-7, professional fees, asset impairments and restructuring charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during the thirteen-week periods ended February 1, 1998 and February 2, 1997 and consist of (in thousands):

                                                Reorganized      Predecessor
                                                  Company          Company
                                                 Thirteen         Thirteen
                                                Weeks Ended      Weeks Ended
                                                February 1,      February 2,
                                                   1998             1997
                                                   ----             ----
     Professional fees ....................       $     16        $    977
     Impairment of assets .................           --             3,039
     Default interest expense and
        professional fees associated with the
        Senior Secured Notes ..............           --              (177)
     Other ................................              4             (42)
                                                  --------        --------
     Total ................................       $     20        $  4,151
                                                  ========        ========

        As of February 2, 1997, $4.2 million was included in construction in progress relating to certain unerected equipment. Accordingly, during the thirteen weeks ended February 2, 1997, the Company accrued an expected loss of $3.0 million associated with the sale of such equipment to reorganization expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1997 Form 10-K for a discussion of the Company's financial condition as of November 2, 1997, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1998 fiscal year.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report under Item 2 are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: demand for the Company's products, competition, the Company's production needs, wool market conditions, the adequacy of the Company's current financing, any unexpected financing requirements, and changes in the general economic climate.

RECENT EVENTS

1998 RESTRUCTURING

On March 6, 1998, the Company announced that, as part of its long-term strategy, it will discontinue the production of top dye worsted fabrics used to manufacture men's suits and government uniforms (the "1998 Restructuring") after completing orders for its fall season. In fiscal year 1997, top dye worsteds accounted for approximately $18 million in men's suiting fabric sales and $10 million in government uniform fabric sales. This decision will result in the Company's overall workforce of approximately 2,500 people being reduced by approximately 730 people. The top dye worsted fabrics business has been a relatively small part of the Company's overall business. However, the complexity of manufacturing top dyes makes it extremely labor intensive and unprofitable at its current level. By discontinuing top dye worsted fabrics, the Company believes it can focus all of its resources on its strengths in men's and women's woolen and worsted sportswear, coating and niche specialty markets.

Implementation of the 1998 Restructuring will result in the Company incurring certain costs, including, among other costs, salaried severance , special one-time hourly "stay put" bonuses and equipment relocation costs. Additionally, certain of the Company's inventories may be impaired or rendered obsolete and the carrying value of certain of the Company's property, plant and equipment may be impaired. The Company estimates that severance expense will be approximately $0.5 million and will be recognized as a restructuring expense in the Company's second quarter of fiscal year 1998. The Company estimates that stay put bonuses will be approximately $0.8 million and will be accrued over the employee's remaining service period as a restructuring expense. Certain other adjustments relating to certain other employee benefit costs may be incurred in connection with the implementation of the 1998 Restructuring, which will be recognized as a restructuring expense in the period such costs can be reasonably estimated. Impairment of inventories will be recognized as an operating expense in the periods in which the impairment can be reasonably estimated, whereas impairment of property, plant and equipment will be recognized as a restructuring expense in the periods in which the impairment can be reasonably estimated. Costs incurred to relocate certain machinery and equipment will be charged against operations in the periods incurred. During the first quarter of fiscal year 1998, no amounts were recognized as restructuring expense and operating results were not affected as a result of the 1998 Reorganization.

FINANCIAL CONDITION AND LIQUIDITY

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

During the thirteen-week period ended February 1, 1998 (the "1998 Period"), operations used $9.5 million of cash, whereas $0.4 million was used by operations during the thirteen-week period ended February 2, 1997 (the "1997 Period"). This $9.1 million increase in cash used by operations in the 1998 Period was primarily due to a $4.6 million increase in cash used by inventory during the 1998 Period as compared to the 1997 Period. Traditionally, because of the seasonal nature of the Company's business, the Company replenishes its year-end inventory levels during its first fiscal quarter in order to meet the higher sales demand of the Company's second and third fiscal quarters. Accounts receivable provided $7.0 million during the 1998 Period, whereas $10.0 million was provided by accounts receivable during the 1997 Period. Accounts receivable at February 1, 1998 included $2.2 million of accounts receivable with dating, a decrease of $2.0 million compared to February 2, 1997. Such decrease in dated accounts receivable during the 1998 Period is primarily due to a $1.4 million decrease in coating fabric sales during the 1998 Period as compared to the 1997 Period. Combined, the increase in inventory which was offset by the decline in accounts receivable during the 1998 Period resulted in $6.7 million being used in the 1998 Period as compared to $1.0 million being provided in the 1997 Period. Additionally accrued liabilities used $2.5 million in the 1998 Period as compared to $0.2 million in the 1997 Period. As a result of the foregoing and the refinancing, reinstatement or restructuring of the Company's secured indebtedness pursuant to the Plan of Reorganization, working capital at February 1, 1998 was $76.0 million as compared to $16.7 million at February 2, 1997.

Investing activities used $0.5 million in the 1998 Period as compared to $0.3 million in the 1997 Period. The Company expects spending for capital expenditures, principally plant and equipment, in fiscal year 1998 to be greater than fiscal year 1997 due to renewals or betterments of plant and equipment and compliance with environmental regulations.

As a result of the foregoing, during the 1998 Period, $9.6 million was provided by financing activities whereas during the 1997 Period $0.7 million was used by financing activities.

The Company believes that cash generated from operations and borrowings under the its Revolving Loan Facility will be sufficient to fund its fiscal year 1998 working capital and capital expenditure requirements. However, expected cash flows from operations are dependent upon achieving sales expectations during fiscal year 1998 which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under its Revolving Loan Facility will tend to increase during the first three quarters of the Company's fiscal year until the fourth quarter, when, at year-end, borrowings tend to be the lowest. However, borrowings at the end of fiscal year 1998 may be higher than at the beginning of fiscal year 1998 or higher during various times within fiscal year 1998 than comparable periods within fiscal year 1997.

The sales order backlog at March 1, 1998 was $54.5 million whereas at the comparable time a year earlier the sales order backlog was $70.9 million. The composition of the sales order backlog at March 1, 1998 reflects a weaker order position in all product lines except specialty and coating fabrics. Of the approximate $16.4 million decline in the sales order backlog at March 1, 1998 as compared to the comparable time a year earlier, approximately $14.9 million related to worsted spun fabrics, including approximately $5.3 million in government top-dyed fabrics. The overall decline in worsted fabrics is believed to be due, in part, to an over capacity in global worsted wool manufacturing and fashion trends.

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Based on wool costs incurred during the 1998 Period and the Company's forward purchase commitments, the company expects wool costs to increase approximately 1% in fiscal year 1998 as compared to fiscal year 1997.

RESULTS OF OPERATIONS

The 1998 Period Compared to the 1997 Period

           The Company's business is seasonal, accordingly, results for these interim periods are not indicative of results for a full fiscal year. Net sales for the 1998 Period were $29.0 million, a decrease of 7.1% from the 1997 Period. Total yards of fabric sold decreased 8.5% from the 1997 Period to the 1998 Period. However, the average per yard selling price increased to $7.43 per yard from $7.12 per yard due to shifts in product mix. The decrease in sales was primarily due to the effect of product lines discontinued during fiscal year 1996 (converting, career uniform and Carpini) which realized sales of approximately $1.9 million in the 1997 Period as compared to $0.1 million in the 1998 Period, men's woolen fabric sales which were approximately $1.6 million lower in the 1998 Period as compared to the 1997 Period and coating fabric sales which were approximately $1.4 million lower in the 1998 Period as compared to the 1997 Period. These declines in sales were somewhat offset by women's woolen and worsted sales which were approximately $2.4 million higher in the 1998 Period as compared to the 1997 Period. The decline in men's woolen fabric sales is due, in part, to increased competitive pressures (primarily imports) as well as delayed placement of orders by a customer as such customer shifts its ordering methodology from projecting anticipated demand to actual receipt of apparel orders from its customers. Overall, the Company expects men's woolen fabric sales to be slightly lower in fiscal year 1998 as compared to fiscal year

1997. The decrease in coating fabric sales is due, in part, to an unseasonably warm fall and winter season which resulted in lower than anticipated women's coats selling at retail. This has resulted in delayed fabric shipment and order assortment by the Company's coating fabric customers. At March 1, 1998, the backlog of sales orders for coating fabric is ahead of the comparable date in the prior year. Currently, the Company expects coating fabric sales in fiscal year 1998 to be approximately equal to fiscal year 1997. Women's woolen and worsted fabric sales were higher in the 1998 Period as compared to the 1997 Period due, in part, to the timing of customers orders which were strong during the fourth quarter of fiscal year 1997. Based on current backlog of sales orders for women's woolen and worsted sales, market trends and increased competitive pressures, the Company expects overall women's woolen and worsted fabric sales to be lower in fiscal year 1998 as compared to fiscal year 1997.

           Based on these trends (increased competitive pressures in the woolen and worsted markets, the decline in backlog of orders, management's expectations as to the level of government orders to be awarded to the Company and the effect of discontinued product lines and the decision to discontinue the production of top dyed worsted fabrics used to manufacture men's suits and government uniforms) the Company expects sales revenue in fiscal year 1998 to be between 15% to 20% lower than in fiscal year 1997. Accordingly, on March 6, 1998, the Company announced that, as part of its long-term strategy, it will discontinue the production of top dye worsted used to manufacture men's suits and government uniforms after completing orders for its fall season. In fiscal year 1997, top dyed worsteds accounted for approximately $18 million in men's suiting fabric sales and $10 million in government uniform fabric sales. Further, in addition to exiting the production of top-dyed worsted fabrics, the Company is consolidating certain manufacturing operations and implementing other plans designed to align its costs during fiscal year 1998 with the decline in sales anticipated in fiscal year 1998. The top dye worsted fabrics business has been a relatively small part of the Company's overall business. However, the complexity of manufacturing top dyes makes it extremely labor intensive and unprofitable at its current level. By discontinuing top dye worsted fabrics, the Company believes it can focus all of its resources on its strengths in men's and women's woolen and worsted sportswear, coating and niche specialty markets. However, there can be no assurance as to the level of sales that will actually be attained in fiscal year 1998, as sales are dependent on market conditions and other factors beyond the Company's control, nor can there be assurance that the Company's cost reduction will be implemented successfully.

           Cost of goods sold decreased $2.7 million to $25.7 million during the 1998 Period primarily as a result of a $1.4 million decline in depreciation and amortization expense primarily due to the effect of "fresh start" accounting previously discussed herein and the decline in sales and change in product mix. Gross profit increased $0.5 million or 16.5% to $3.3 million in the 1998 Period, and gross profit margin for the 1998 Period was 11.4% compared to 9.1% for the 1997 Period. Manufacturing overhead excluding depreciation and amortization was approximately $0.3 million higher in the 1998 Period as compared to the 1997 Period. This increase was primarily due to higher group medical costs under the Company's self-insured plan.

           Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 15.6% to $3.6 million in the 1998 Period compared to $4.3 million in the 1997 Period. The majority of the decrease in the 1997 Period is due to lower incentive compensation expense and depreciation and amortization expense. Incentive compensation expense in the 1998 Period was lower than in the 1997 Period due to a one-time special bonus plan in fiscal year 1997 for certain key employees, which was triggered by the Company's emergence from Bankruptcy. The decline in depreciation and amortization expense is primarily due to the effect of "fresh start" accounting previously discussed herein. Somewhat offsetting these declines were increased professional expenses and higher group medical costs under the Company's self-insured plan.

           The provision for uncollectible accounts increased slightly in the 1998 Period as compared to the 1997 Period. See Note 3 to the Financial Statements contained in the 1997 Form 10-K for a discussion of the Company's accounting policies regarding the establishment of its allowance for uncollectible accounts.

           Interest expense for the 1998 Period was $1.5 million as compared to $1.6 million in the 1997 Period. This decrease is attributable to lower interest rates in effect under the Loan and Security Agreement during the 1998 Period as compared to interest rates in effect in the 1997 Period.

           As a result of the foregoing, a loss before reorganization items and income taxes of $2.0 million was realized in the 1998 Period as compared to a loss before reorganization items and income taxes of $3.2 million in the 1997 Period. Income before depreciation and amortization, reorganization items, interest expense and income taxes during the 1998 Period was $0.7 million as compared to $1.3 million during the 1997 Period.

           Reorganization items were $4.2 million in the 1997 Period as compared to $20,000 in the 1998 Period. Included in reorganization items in the 1997 Period was the accrual of $3.0 million for the expected loss on the sale of certain unerected equipment located at the Tifton facility which was not related to the sale of such facility. Additionally, during the 1997 Period, the Company incurred approximately $1.0 million in professional fees related to the Company's Bankruptcy Filing which were recognized as reorganization items.

           During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, for the 1997 Period, no income tax benefit was recognized from the realization of net operating losses. During the 1998 Period, the Company recognized an income tax benefit of $0.8 million at an effective income tax rate of 39%. Although the use of the Company's net operating loss carryforwards is believed to be limited due to the distribution of the new common stock of the Company to the Company's unsecured creditors pursuant to the Plan of Reorganization which is believed to have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code, the Company believes future interim periods during fiscal year 1998 will generate taxable income which will offset the income tax benefit recognized in the 1998 Period.

As a result of the foregoing, net loss for the 1998 Period was $1.3 million as compared to a net loss of $7.3 million in the 1997 Period.

PART II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K:


(a)  Exhibits

11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

15.1 Independent Accountants' Review Report, dated February 25, 1998 from Deloitte & Touche LLP to Forstmann & Company, Inc.

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




                                                     FORSTMANN & COMPANY, INC.
                                                     -------------------------
                                                     (Registrant)




                                                /S/ RODNEY PECKHAM
                                                ------------------
                                                    Rodney Peckham
                                                    Executive Vice President
                                                    Finance, Administration and
                                                    Strategic Planning

MARCH 16,1998
-------------
    Date

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

15.1       Independent Accountants' Review Report, dated
           February 25, 1998, from Deloitte & Touche
           LLP to Forstmann & Company, Inc.                              22

EXHIBIT 15.1
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Forstmann & Company, Inc.:

We have reviewed the accompanying condensed balance sheet of Forstmann & Company, Inc. (the "Company") as of February 1, 1998 and the related condensed statements of operations and cash flows for the thirteen weeks ended February 1, 1998 (Reorganized Company) and February 2, 1997 (Predecessor Company) and the condensed statement of changes in shareholders' equity for the thirteen weeks ended February 1, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Company as of November 2, 1997 and the related statements of operations, shareholders' equity, and cash flows for the period from November 4, 1996 to July 22, 1997 of the Predecessor Company and the period from July 23, 1997 to November 2, 1997 of the Reorganized Company (not presented herein); and in our report dated December 19, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of November 2, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


Deloitte & Touche LLP
Atlanta, Georgia
February 25, 1998