Form 10-Q
period 1998-05-03
FORSTMANN & CO INC
filed 1998-06-16
CIK 798246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 1998
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________

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

              1155 Avenue of the Americas, New York, New York 10036
               (Address of principal executive offices) (Zip Code)

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

As of June 16, 1998 there was 4,386,390 shares of Common Stock outstanding.

Total number of pages: 41 pages.

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                            FORSTMANN & COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THIRTEEN WEEKS ENDED MAY 3, 1998 AND MAY 4, 1997
           AND THE TWENTY-SIX WEEKS ENDED MAY 3, 1998 AND MAY 4, 1997
                                (unaudited)

                                                         Reorganized          Predecessor        Reorganized           Predecessor
                                                           Company               Company            Company               Company
                                                           Thirteen             Thirteen           Twenty-Six           Twenty-Six
                                                          Weeks Ended          Weeks Ended        Weeks Ended           Weeks Ended
                                                             May 3,               May 4,             May 3,                May 4,
                                                             1998                 1997                1998                 1997
                                                             ----                 ----                ----                 ----
Net sales                                                  $ 49,625,000        $ 64,786,000        $ 78,642,000        $ 96,004,000

Cost of goods sold                                           41,718,000          52,860,000          67,423,000          81,235,000
                                                           ------------        ------------        ------------        ------------
Gross profit                                                  7,907,000          11,926,000          11,219,000          14,769,000

Selling, general and
   administrative expenses                                    3,176,000           3,727,000           6,766,000           7,981,000

Provision for uncollectible
   accounts                                                     347,000             258,000             571,000             429,000

Restructuring items                                             312,000                --               312,000                --
                                                           ------------        ------------        ------------        ------------
Operating income                                              4,072,000           7,941,000           3,570,000           6,359,000

Interest expense (contractual
   interest of $3,943,000 and
   $7,680,000 for 1997)                                       1,611,000           1,727,000           3,151,000           3,312,000
                                                           ------------        ------------        ------------        ------------
Income before reorganization
   items and income taxes                                     2,461,000           6,214,000             419,000           3,047,000

Reorganization items                                             35,000           4,174,000              55,000           8,325,000
                                                           ------------        ------------        ------------        ------------
Income (loss) before
   income taxes                                               2,426,000           2,040,000             364,000          (5,278,000)

Income tax provision                                            946,000                --               142,000                --
                                                           ------------        ------------        ------------        ------------

Net income (loss)                                          $  1,480,000        $  2,040,000        $    222,000        $ (5,278,000)
                                                           ============        ============        ============        ============

Per share and share information:
  Income per common
     share - basic and diluted                             $        .34                            $        .05
                                                           ============                            ============
  Weighted average common
      shares outstanding-basic                                4,384,436                               4,384,436
                                                           ============                            ============

  Weighted average common
     shares outstanding-diluted                               4,398,489                               4,389,255
                                                           ============                            ============

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                        MAY 3, 1998 AND NOVEMBER 2, 1997
                                   (unaudited)

                                                         May 3,      November 2,
                                                          1998          1997
                                                          ----          ----
ASSETS
Current Assets:
  Cash                                              $     47,000   $    493,000
  Cash restricted for settlement of unpaid claims        563,000        558,000
  Accounts receivable, net of allowance of
    $1,029,000 and $458,000                           49,345,000     42,005,000
  Inventories                                         51,490,000     43,210,000
  Current deferred tax assets                               --             --
  Other current assets                                   701,000        926,000
                                                    ------------   ------------
    Total current assets                             102,146,000     87,192,000

Property, plant and equipment, net                    22,796,000     24,779,000
Other assets                                           1,694,000      1,670,000
                                                    ------------   ------------
    Total                                           $126,636,000   $113,641,000
                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt              $  5,876,000   $  5,756,000
  Accounts payable                                     2,906,000      3,335,000
  Accrued liabilities                                  8,568,000     11,371,000
                                                    ------------   ------------
    Total current liabilities                         17,350,000     20,462,000

Long-term debt                                        58,433,000     42,548,000
Deferred tax liabilities                                    --             --
                                                    ------------   ------------
    Total liabilities                                 75,783,000     63,010,000

Commitments and contingencies

Shareholders' Equity:
Common stock, $.01 par value, 10,000,000
    shares authorized, 4,384,436 shares issued
    and outstanding                                       43,844         43,844
Additional paid-in capital                            50,297,156     50,297,156
Retained earnings since July 23, 1997                    512,000        290,000
                                                    ------------   ------------
Total shareholders' equity                            50,853,000     50,631,000
                                                    ------------   ------------

      Total                                         $126,636,000   $113,641,000
                                                    ============   ============

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
           FOR THE TWENTY-SIX WEEKS ENDED MAY 3, 1998 AND MAY 4, 1997
                                   (unaudited)

                                                          Reorganized      Predecessor
                                                            Company          Company
                                                             May 3,           May 4,
                                                              1998             1997
                                                              ----             ----
Net  income (loss)                                       $    222,000    $ (5,278,000)
                                                          -----------      ----------
Adjustments  to  reconcile  net  income
  (loss)  to net cash  used by  operating
  activities:
    Depreciation and amortization                           2,633,000       6,209,000
    Income tax provision                                      142,000            --
    Income tax payments                                        (5,000)       (108,000)
    Provision for uncollectible accounts                      571,000         429,000
    Increase (decrease) in market reserves                  1,080,000      (3,340,000)
    Loss from disposal, abandonment and
      impairment of machinery and equipment
      and other assets                                          2,000       3,356,000
    Gain associated with NY office lease surrender           (987,000)           --
    Changes in current assets and current liabilities:
        Accounts receivable                                (7,911,000)    (17,937,000)
        Inventories                                        (9,360,000)      3,235,000
        Other current assets                                  230,000        (148,000)
        Accounts payable                                     (429,000)      1,239,000
        Accrued liabilities                                  (876,000)      3,990,000
        Accrued interest payable                               44,000        (189,000)
        Operating liabilities subject to compromise              --            (2,000)
                                                          -----------      ----------

  Total adjustments                                       (14,866,000)     (3,266,000)
                                                          -----------      ----------

    Net cash used by operations                           (14,644,000)     (8,544,000)
                                                          -----------      ----------

                            (continued on next page)

                            FORSTMANN & COMPANY, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
           FOR THE TWENTY-SIX WEEKS ENDED MAY 3, 1998 AND MAY 4, 1997
                                   (unaudited)

                                                      Reorganized       Predecessor
                                                        Company           Company
                                                         May 3,            May 4,
                                                          1998              1997
                                                          ----              ----
Cash flows used by investing activities:
  Capital expenditures                                 (1,425,000)       (540,000)
  Investment in other assets, primarily
     computer information systems                        (355,000)       (205,000)
  Net proceeds from disposal of machinery
    and equipment                                           1,000         124,000
                                                     ------------    ------------
    Net cash used by investing activities              (1,779,000)       (621,000)
                                                     ------------    ------------
Cash flows from financing activities:
  Net borrowings under the Revolving Loan Facility     24,566,000            --
  Net borrowings under the DIP Facility                      --        10,283,000
  Repayment of Term Loan Facility                      (6,612,000)           --
  Repayment of Deferred Interest Rate Notes            (1,571,000)           --
  Repayment of other financing arrangements              (378,000)       (480,000)
  Deferred financing costs                                (23,000)       (638,000)
                                                     ------------    ------------
    Net cash provided by financing activities          15,982,000       9,165,000
                                                     ------------    ------------
Net decrease in cash                                     (441,000)           --

Cash and restricted cash at beginning of period         1,051,000          48,000
                                                     ------------    ------------

Cash and restricted cash at end of period            $    610,000    $     48,000
                                                     ============    ============

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE TWENTY-SIX WEEKS ENDED MAY 3, 1998
                                   (unaudited)

                                                    Additional                          Total
                                     Common          Paid-In          Retained       Shareholders'
                                     Stock           Capital          Earnings          Equity
                                     -----           -------          --------          ------

Balance, November 2, 1997          $ 43,844        $50,297,156        $290,000        $50,631,000

Net income                               --                 --         222,000            222,000
                                   --------        -----------        --------        -----------

Balance, May 3, 1998               $ 43,844        $50,297,156        $512,000        $50,853,000
                                   ========        ===========        ========        ===========


See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   MAY 3, 1998
                                   (unaudited)

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

       As described in Note 1 to the Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1997 (the "1997 Form 10-K"), on September 22, 1995, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The Company emerged from Bankruptcy pursuant to a Plan of Reorganization (the "Plan of Reorganization") on July 23, 1997 (the "Effective Date").

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

2. On May 11, 1998, the Company announced that it had agreed to acquire the business and substantially all of the assets of Arenzano Trading Co., Inc. ("Arenzano"), a manufacturer of women's suits primarily under the "Oleg Cassini" label. Arenzano had instituted voluntary bankruptcy proceedings in April 1998. The Company's purchase was made pursuant to an order signed by United States Bankruptcy Judge Burton R. Lifland, dated May 8, 1998, in the cases entitled, In re Arenzano Trading Company, Inc. and In re B&B Corporation, Case Nos. 98 B 42508 and 98 B 42520 (BRL). The transaction was completed on May 13, 1998 at a purchase price of $2.0 million. However, the Company, as an unsecured creditor of Arenzano, is expected to receive a distribution from the bankruptcy estate in the approximate amount of $275,000 out of the proceeds to the estate from the purchase. The acquisition allows the Company to expand its fabrics business into the apparel manufacturing business. The Company expects to benefit from Arenzano's expertise in manufacturing apparel in the Caribbean, as well as its ability in sourcing complete apparel packages internationally. The Company will operate the new apparel venture as a wholly-owned subsidiary under the name Forstmann Apparel, Inc. The new venture is expected to provide an enhanced outlet for the Company's fabrics while providing growth opportunities outside of the Company's core business. The working capital and capital expenditure requirements of Forstmann Apparel, Inc. for the next twelve months will be funded from borrowings under the Revolving Loan Facility. The Company believes that availability under its Revolving Loan Facility will be adequate to fund the working capital and capital expenditure requirements of the Company and Forstmann Apparel, Inc. for the next twelve months. Arenzano had sales of approximately $17 million for its most recent fiscal year.

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

       Implementation  of the 1998  Restructuring  has  resulted  in the Company incurring certain costs, including, among other costs, salaried severance, special one-time hourly "stay put" bonuses and equipment relocation costs. Additionally, certain of the Company's inventories have been impaired or rendered obsolete. Accordingly, during the thirteen weeks ended May 3, 1998 (the "1998 Second Quarter"), the Company recognized severance expense of approximately $0.8 million, accrued approximately $0.2 million for stay put bonuses and increased inventory market reserves by $1.1 million in connection with the 1998 Restructuring. Severance expense and expense associated with the stay put bonuses were recognized as restructuring items during the 1998 Second Quarter. Inventory market reserves associated with the 1998 Restructuring were included in cost of goods sold during the 1998 Second Quarter. The Company estimates that an additional expense of approximately $0.2 million associated with the stay put bonuses will be accrued over the affected employees remaining service periods as a restructuring item during the remainder of the Company's fiscal year 1998. Certain other adjustments relating to certain other employee benefit costs may be incurred in connection with the implementation of the 1998 Restructuring, which will be recognized as a restructuring item in the period such costs can be reasonably estimated. Any additional impairment of inventories will be included in cost of goods sold in the periods in which the impairment can be reasonably estimated. The Company currently estimates that there is no impairment in property, plant and equipment as a result of the 1998 Restructuring. However, changes in future business conditions could result in an impairment in property, plant and equipment and will be recognized as a restructuring item in the periods in which the impairment can be reasonably estimated. Costs incurred to relocate certain machinery and equipment will be charged to cost of goods sold in the periods incurred. See Note 10 to these Financial Statements for a description of restructuring items recognized during the thirteen weeks ended May 3, 1998.

       The Company and the landlord of its corporate and marketing offices have agreed in principle to a lease surrender agreement whereby the Company will vacate such premises on or before January 1, 1999. Pursuant to the agreement, the Company will waive any and all existing and future claims against the landlord arising out of, or in connection with the takeover agreement, effective August 1, 1995, whereby the landlord had previously agreed to take over the Company's remaining obligations under the Company's previous lease. The Company also waives the right to collect contributions due the Company from the landlord for leasehold improvements and related fees and expenses the Company had incurred. The Company had fully reserved such claims against the landlord during its fiscal year 1997. In anticipation of entering into the lease surrender agreement, the Company has written-down property, plant and equipment by approximately $1.1 million associated with the future abandonment of leasehold improvements and furniture and fixtures, wrote-down the estimated deferred rent liability at January 1, 1999 by approximately $2.1 million and accrued approximately $0.3 million for broker's commission. These items resulted in a $0.7 million gain which was recorded as a restructuring item during the 1998 Second Quarter. The Company is currently considering alternative new locations for its corporate and marketing offices, and it is expected that the Company will reduce the amount of space it occupies and the associated rent expense.

3. One of the Company's customers accounted for approximately 23% of the Company's revenues for the twenty-six weeks ended May 3, 1998 and 14% of gross accounts receivable at May 3, 1998. No other customer represented more than 6% of revenues or 6% of gross accounts receivable.

4. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):

                                                 May 3,       November 2,
                                                  1998           1997
                                                  ----           ----
             Raw materials and supplies        $ 11,443       $  8,303
             Work-in-process                     28,922         27,459
             Finished products                   13,840          8,169
             Less market reserves                (2,715)          (721)
                                               --------       --------
             Total                               51,490         43,210
             Difference between LIFO
               carrying value and current
               replacement cost                     613           --
                                               --------       --------

             Current replacement cost          $ 52,103       $ 43,210
                                               ========       ========

       The Company increased market reserves by $1.1 million for inventory related to the top dye worsted fabrics product line which will be discontinued as part of the 1998 Restructuring (see Note 2 to these Financial Statements). This expense was charged to cost of goods sold during the thirteen weeks ended May 3, 1998.

5. Other assets consist of (in thousands):

                                                 May 3,      November 2,
                                                  1998          1997
                                                  ----          ----
             Computer information systems,
               net of accumulated
               amortization of $2 and $0       $    450       $     94
             Deferred financing costs, net of
               accumulated amortization of
               $443 and $164                      1,232          1,520
             Other, net                              12             56
                                               --------       --------
             Total                             $  1,694       $  1,670
                                               ========       ========

6. Accrued liabilities consist of (in thousands):

                                                 May 3,       November 2,
                                                  1998           1997
                                                  ----           ----
             Salaries, wages and related
               payroll taxes                   $  1,609       $    978
             Incentive compensation                 511          2,082
             Vacation and holiday                 2,316          1,729
             Interest on long-term debt             106             62
             Medical insurance claims             1,327          1,327
             Professional fees                      176            355
             Environmental remediation              341            361
             Deferred rental and other lease
               obligations                           32          2,186
             Other                                2,150          2,291
                                               --------       --------
             Total                             $  8,568       $ 11,371
                                               ========       ========

       The Company reduced its deferred rent liability by $2.1 million in anticipation of entering into the lease surrender agreement as more fully described in Note 2 to these Financial Statements.

7. Long-term debt consists of (in thousands):
                                                May 3,       November 2,
                                                 1998            1997
                                                 ----            ----
             Revolving Loan Facility           $ 37,955       $ 13,389
             Term Loan Facility                  23,715         30,327
             Deferred Interest Rate Notes          --            1,571
             Other note                             515            603
             Capital lease obligations            2,124          2,414
                                               --------       --------
             Total debt                          64,309         48,304
             Current portion of long-term debt   (5,876)        (5,756)
                                               --------       --------
             Total long-term debt              $ 58,433       $ 42,548
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

       At May 3, 1998, the Company's loan availability as defined in the Loan and Security Agreement, in excess of outstanding advances and letters of credit, was approximately $25.5 million.

       In accordance with section 4.5(c) of the Loan and Security Agreement, a Term Loan Facility payment equal to 50% of any Excess Cash Flow for any fiscal year must be made by April 30 following the end of the fiscal year in which such Excess Cash Flow arose. Excess Cash Flow for fiscal year 1997 was calculated as $2.7 million, and on April 27, 1998, the Company repaid the Term Loan Facility by approximately $1.4 million through borrowings under the Revolving Loan Facility.

       The Company and its lenders as of March 24, 1998 entered into an amendment to the Loan and Security Agreement modifying, among other things, the definition of earnings before interest, income taxes, depreciation, amortization and reorganization items ("EBITDAR") and Adjusted Tangible Net Worth, and modifying certain loan covenants so as to increase permitted capital expenditures and lower the minimum fixed charge coverage ratio. Such modifications were made in anticipation of the effects of the Company's 1998 Restructuring as more fully described in Note 2 to the Financial Statements contained herein. In accordance with the amendment, the Company prepaid $3.0 million of the Term Loan Facility through borrowings under the Revolving Loan Facility on April 29, 1998.

       The Company's lenders waived certain covenants contained in the Loan and Security Agreement to permit the Company's purchase of Arenzano (see Note 2 to these Financial Statements). As a result of such purchase, the Company and its lenders are currently negotiating an amended and restated Loan and Security Agreement to include Forstmann Apparel, Inc.

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

8. The Company adopted Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share as required in the first quarter of fiscal year 1998. Income (loss) per common share - basic is computed based on the net income (loss) divided by the weighted average common shares outstanding. On a diluted basis, the income per share - diluted is computed by dividing the net income by the weighted average common shares during the period plus incremental shares that would have been outstanding under option plans. Weighted average diluted shares outstanding differs from weighted average basic shares outstanding primarily from the effect of diluted stock options. Computation of per share earnings for the predecessor company for all periods presented in the Condensed Statement of Operations has been omitted as such information is not deemed to be meaningful.

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

       Since both the Company and Stevens had been required to perform the same work at all three of these sites, the Company and Stevens agreed to allocate responsibilities between themselves pursuant to an Agreement Concerning Performance of Work ("Agreement") dated January 24, 1997. The Agreement required the Company to prepare and submit to EPD the CSR for the TCE and 1,1-DCA sites, while requiring Stevens to prepare and submit to EPD a CSR for the Burn Area site. The Agreement does not commit either party to perform corrective action at these sites. On January 27, 1998 EPD provided comments to the CSR previously submitted by Stevens and requested clarification of the Stevens CSR. By letter dated March 5, 1998, Stevens submitted a "draft" response to EPD and by letter of April 6, 1998, a final response. It is the Company's understanding that Stevens is waiting for a response to this letter from EPD.

       The Company submitted a CSR for the TCE and 1,1-DCA sites, which certified compliance with risk reduction standards for both sites. EPD indicated that it did not agree to the certification with respect to the TCE site. After extensive discussions with EPD concerning the issue, the Company submitted a Corrective Action Plan for the TCE site by letter dated May 15, 1997. By letter dated September 29, 1997, EPD responded to the Corrective Action Plan with notice of deficiency. The Company submitted a revised Corrective Action Plan on October 31, 1997. The revised Corrective Action Plan calls for continued operation of the Company's existing groundwater recovery system, as well as one additional groundwater recovery well and a groundwater collection trench near the former dry cleaning basement. On April 1, 1998, EPD indicated that it was conditionally approving the revised Corrective Action Plan and that it would provide a final approval upon receipt of certain requested information. The Company provided EPD such information by letter dated April 23, 1998 and is awaiting EPD's response.

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

       At May 3, 1998, the Company had $0.3 million accrued for costs to be incurred in connection with the TCE, 1,1-DCA and Tifton facility environmental matters. The Company, subject to EPD concurring with the Company's Corrective Action Plan relating to the TCE and 1,1-DCA sites, EPD's response to J.P. Stevens revised CSR and compliance status certification and EPD's response to the Tifton site, believes the accrual for environmental costs at May 3, 1998 is adequate.

10. Restructuring items related to the Company's 1998 Restructuring have been segregated and included in normal operations during the thirteen weeks ended May 3, 1998 and consist of (in thousands):

                                                          Reorganized Company
                                                          Thirteen Weeks Ended
                                                              May 3, 1998
                                                              -----------

          Severance and "stay-put" bonus expense                  $ 967
          Gain associated with N.Y. office lease
             surrender                                             (658)
          Other                                                       3
                                                                  -----
          Total                                                   $ 312
                                                                  =====

       During the thirteen weeks ended May 3, 1998, the Company recognized as restructuring items severance expense of approximately $0.8 million and expense of approximately $0.2 million for stay put bonuses (see Note 2 to these Financial Statements).

       In anticipation of entering into the lease surrender agreement (see Note 2 to these Financial Statements), the Company wrote-down property, plant and equipment by approximately $1.1 million associated with the future abandonment of leasehold improvements and furniture and fixtures, wrote-down the estimated deferred rent liability at January 1, 1999 by approximately $2.1 million and accrued approximately $0.3 million for broker's commission. These items resulted in a $0.7 million gain which was recorded as a restructuring item during the thirteen weeks ended May 3, 1998.

11. In accordance with SOP 90-7, professional fees, asset impairments and reorganization charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during the thirteen and twenty-six weeks ended May 3, 1998 and May 4, 1997 and consist of (in thousands):

                                                    Reorganized     Predecessor
                                                      Company        Company
                                                      Thirteen       Thirteen
                                                    Weeks Ended     Weeks Ended
                                                        May 3,        May 4,
                                                         1998          1997
                                                         ----          ----
   Professional fees                                     $10        $  852
   Impairment of assets                                   --         1,236
   Expense incurred due to the rejection and
      amendment of executory contracts                    --         2,400
   Default interest expense and
      professional fees associated with the
      Senior Secured Notes                                --          (750)
   Other                                                   25          436
                                                          ---       ------
   Total                                                  $35       $4,174
                                                          ===       ======

                                                    Reorganized    Predecessor
                                                      Company        Company
                                                     Twenty-Six     Twenty-Six
                                                     Weeks Ended   Weeks Ended
                                                        May 3,        May 4,
                                                         1998          1997
                                                         ----          ----

   Professional fees                                      $26       $1,829
   Impairment of assets                                   --         4,275
   Expense incurred due to the rejection and
      amendment of executory contracts                    --         2,400
   Default interest expense and
      professional fees associated with the
      Senior Secured Notes                                --          (573)
   Other                                                   29          394
                                                          ---       ------
   Total                                                  $55       $8,325
                                                          ===       ======

       During the thirteen weeks ended May 4, 1997, the Company increased market reserves by $0.9 million for inventory related to the converting fabrics product line which had been discontinued as part of the product rationalization effort undertaken in fiscal year 1996. Such reserve was necessary as a result of selling price markdowns anticipated to sell off the remaining converting fabrics inventory on hand. Additionally, the Company wrote off the remaining barter credits of $0.2 million based upon analysis of planned barter credit use and increased its accrual for environmental remediation by $0.1 million to cover its expected costs for environmental remediation at the Tifton facility (net of expected reimbursement from the tenant). These items resulted in a $1.2 million charge to reorganization items during the thirteen weeks ended May 4, 1997.

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

       As of May 4, 1997, $4.2 million was included in property, plant and equipment relating to certain unerected equipment located at the Tifton facility. Such equipment was not included in the sale of the Tifton facility. Based upon negotiations for the sale of such equipment, the Company anticipated a selling price that was $3.0 million below the net book value for the related equipment. Accordingly, during the thirteen weeks ended February 2, 1997, the Company accrued as reorganization items an expected loss of $3.0 million associated with the sale of such equipment.

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

Forward Looking Statements
--------------------------

Certain matters discussed in this Quarterly Report under Item 2 are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: demand for the Company's products, competition, the Company's production needs, wool market conditions, any unexpected financing requirements, and changes in the general economic climate.

Recent Events
-------------

ACQUISITION

On May 11, 1998, the Company announced that it had agreed to acquire the business and substantially all of the assets of Arenzano Trading Co., Inc. ("Arenzano"), a manufacturer of women's suits primarily under the "Oleg Cassini" label. Arenzano had instituted voluntary bankruptcy proceedings in April 1998. The Company's purchase was made pursuant to an order signed by United States Bankruptcy Judge Burton R. Lifland, dated May 8, 1998, in the cases entitled, In re Arenzano Trading Company, Inc. and In re B&B Corporation, Case Nos. 98 B 42508 and 98 B 42520 (BRL). The transaction was completed on May 13, 1998 at a purchase price of $2.0 million. However, the Company, as an unsecured creditor of Arenzano, is expected to receive a distribution from the bankruptcy estate in the approximate amount of $275,000 out of the proceeds to the estate from the purchase. The acquisition allows the Company to expand its fabrics business into the apparel manufacturing business. The Company expects to benefit from Arenzano's expertise in manufacturing apparel in the Caribbean, as well as its ability in sourcing complete apparel packages internationally. The Company will operate the new apparel venture as a wholly-owned subsidiary under the name Forstmann Apparel, Inc. The new venture is expected to provide an enhanced outlet for the Company's fabrics while providing growth opportunities outside of the Company's core business. Arenzano had sales of approximately $17 million for its most recent fiscal year.

The working capital and capital expenditure requirements of Forstmann Apparel, Inc. for the next twelve months will be funded from borrowings under the Revolving Loan Facility. The Company believes that availability under its Revolving Loan Facility will be adequate to fund the working capital and capital expenditure requirements of the Company and Forstmann Apparel, Inc. for the next twelve months.

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

Implementation of the 1998 Restructuring has resulted in the Company incurring certain costs, including, among other costs, salaried severance, special one-time hourly "stay put" bonuses and equipment relocation costs. Additionally, certain of the Company's inventories have been impaired or rendered obsolete. Accordingly, during the thirteen weeks ended May 3, 1998 (the "1998 Second Quarter"), the Company recognized severance expense of approximately $0.8 million, accrued approximately $0.2 million for stay put bonuses and increased inventory market reserves by $1.1 million in connection with the 1998 Restructuring. Severance expense and expense associated with the stay put bonuses were recognized as restructuring items during the 1998 Second Quarter. Inventory market reserves associated with the 1998 Restructuring were included in cost of goods sold during the 1998 Second Quarter. The Company estimates that an additional expense of approximately $0.2 million associated with the stay put bonuses will be accrued over the affected employees remaining service periods as a restructuring item during the remainder of the Company's fiscal year 1998. Certain other adjustments relating to certain other employee benefit costs may be incurred in connection with the implementation of the 1998 Restructuring, which will be recognized as a restructuring expense in the period such costs can be reasonably estimated. Any additional impairment of inventories will be included in cost of goods sold in the periods in which the impairment can be reasonably estimated. The Company currently estimates that there is no impairment in property, plant and equipment as a result of the 1998 Restructuring. However, changes in future business conditions could result in an impairment in property, plant and equipment and will be recognized as a restructuring item in the periods in which the impairment can be reasonably estimated. Costs incurred to relocate certain machinery and equipment will be charged to cost of goods sold in the periods incurred. See Note 10 to these Financial Statements for a description of restructuring items recognized during the thirteen weeks ended May 3, 1998.

Financial Condition and Liquidity
---------------------------------

The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for apparel manufacturers to produce apparel for retail sale during the fall and winter months. This results in a seasonal sales order and billing pattern which historically generates higher sales during the Company's second and third fiscal quarters compared to the Company's first and fourth fiscal quarters. This sales pattern places seasonal constraints on the Company's manufacturing operations which, during the first fiscal quarter, the Company has traditionally lessened by manufacturing certain components of inventory in advance of actual sales orders. Further, the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating") which permit payment 60 (sixty) days from July 1 for invoices billed in January through June encourages such coating fabric customers to place orders in advance of their actual need. This enables the Company to manufacture and bill certain coating fabric customers during the Company's first fiscal quarter. Accounts receivable at May 3, 1998 included $16.1 million of accounts receivable with dating terms, an increase of $2.0 million compared to May 4, 1997.

During the twenty-six weeks ended May 3, 1998 (the "1998 Period"), operations used $14.6 million of cash, whereas $8.5 million was used by operations during the twenty-six weeks ended May 4, 1997 (the "1997 Period"). This $6.1 million increase in cash used by operations in the 1998 Period was primarily due to a $12.6 million increase in cash used by inventory during the 1998 Period as compared to the 1997 Period. This was primarily a result of an increase in raw material and work in process inventory caused by normal seasonal, first quarter purchases to replenish year-end inventories to meet expected second and third quarter demand. However, there was also a significant reduction in receipt of customer orders during the 1998 Period as compared to the 1997 Period. The increase in raw wool is primarily due to the Company's forward raw material purchase commitments. The Company subsequently was unable to fully adjust its receipt of raw wool to match sales order demand. Accounts receivable used $7.9 million during the 1998 Period, whereas $17.9 million was used by accounts receivable during the 1997 Period. Such decrease primarily relates to a decrease in sales during the 1998 Second Quarter when compared to the second quarter of fiscal year 1997. Combined, the increase in inventory and accounts receivable during the 1998 Period resulted in $17.3 million being used in the 1998 Period as compared to $14.7 million being used in the 1997 Period. Additionally, accrued liabilities used $4.9 million more in the 1998 Period as compared to the 1997 Period, and accounts payable used $1.7 million more in the 1998 Period as compared to the 1997 Period. As a result of the foregoing and the refinancing, reinstatement or restructuring of the Company's secured indebtedness pursuant to the Plan of Reorganization, working capital at May 3, 1998 was $84.8 million as compared to $20.9 million at May 4, 1997. Net income was $5.5 million higher in the 1998 Period compared to the 1997 Period, and market reserves increased by $4.4 million more in the 1998 Period compared to the 1997 Period. Further, depreciation and amortization was $3.6 million lower in the 1998 Period than in the 1997 Period primarily due to the effect of "fresh start" accounting (see
Note 1 to these Financial Statements), and the loss from disposal, abandonment and impairment of machinery and equipment and other assets was $3.4 million lower in the 1998 Period when compared to the 1997 Period.

Investing activities used $1.8 million in the 1998 Period as compared to $0.6 million in the 1997 Period. The Company expects spending for capital expenditures, principally plant and equipment, in fiscal year 1998 to be greater than fiscal year 1997 due to renewals or betterments of plant and equipment and compliance with environmental regulations.

As a result of the foregoing, during the 1998 Period, $16.0 million was provided by financing activities whereas during the 1997 Period $9.2 million was provided by financing activities.

The Company believes that cash generated from operations and borrowings under the Revolving Loan Facility will be sufficient to fund its working capital and capital expenditure requirements, including such requirements of Forstmann Apparel, Inc., for the next twelve months. However, expected cash flows from operations are dependent upon achieving sales expectations during the next twelve months which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under its Revolving Loan Facility will tend to increase during the first three quarters of the Company's fiscal year until the fourth quarter, when, at year-end, borrowings tend to be the lowest. However, borrowings at the end of fiscal year 1998 may be higher than at the beginning of fiscal year 1998 or higher during various times within fiscal year 1998 than comparable periods within fiscal year 1997.

The sales order backlog at May 31, 1998 was $58.0 million whereas at the comparable time a year earlier the sales order backlog was $65.3 million. The composition of the sales order backlog at May 31, 1998 reflects a weaker order position in all product lines except specialty and womenswear fabrics which increased by $3.0 million and $0.7 million, respectively, when compared to a year earlier. However, included in womenswear fabrics sales order backlog at May 31, 1998 is a substantial flannel sales order booked at average selling prices which are below the selling prices of a year ago due primarily to import price pressure from Mexico. Of the approximate $7.3 million decline in the sales order backlog at May 31, 1998 as compared to the comparable time a year earlier, approximately $5.9 million related to worsted spun fabrics, including approximately $4.1 million in government top-dyed fabrics. The overall decline in worsted fabrics is believed to be due, in part, to an over capacity in global worsted wool manufacturing and fashion trends. The order position for coating fabrics at May 31, 1998 has declined by $3.9 million over the comparable time a year earlier. The decrease in coating fabric sales order backlog is due, in part, to an unseasonably warm fall and winter season which resulted in lower than anticipated women's coats selling at retail. Additionally, the sales order backlog for menswear fabrics at May 31, 1998 was $2.5 million lower than at June 1, 1997. The decline in menswear fabric sales order backlog is due, in part, to increased competitive pressures (primarily imports).

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Based on wool costs incurred during the 1998 Period and the Company's forward purchase commitments, the company expects wool costs to be approximately the same in fiscal year 1998 as compared to fiscal year 1997.

Results of Operations
---------------------

THE TWENTY-SIX WEEKS ENDED MAY 3, 1998 ("1998 PERIOD") COMPARED TO THE TWENTY-SIX WEEKS ENDED MAY 4, 1997 ("1997 PERIOD")

         The Company's business is seasonal, accordingly, results for these interim periods are not indicative of results for a full fiscal year. Net sales for the 1998 Period were $78.6 million, a decrease of 18.1% from the 1997 Period. Total yards of fabric sold decreased 21.6% from the 1997 Period to the 1998 Period. However, the average per yard selling price increased to $7.55 per yard from $7.23 per yard due to shifts in product mix. Sales declined in all major product lines except for specialty fabric sales which increased by $1.2 million during the 1998 Period when compared to the 1997 Period. Womenswear woolen sales were approximately $4.5 million lower in the 1998 Period as compared to the 1997 Period, and womenswear worsted fabric sales were $3.7 million lower in the 1998 Period as compared to the 1997 Period. Based on current backlog of sales orders for women's woolen and worsted sales, market trends and increased competitive pressures, the Company expects overall women's woolen and worsted fabric sales to be lower in fiscal year 1998 as compared to fiscal year 1997. Menswear woolen fabric sales were $3.9 million lower in the 1998 Period as compared to the 1997 Period. The decline in men's woolen fabric sales is due, in part, to increased competitive pressures (primarily imports). Overall, the Company expects men's woolen fabric sales to be lower in fiscal year 1998 as compared to fiscal year 1997. Product lines discontinued during fiscal year 1996 (converting, career uniform and Carpini) realized sales of approximately $2.8 million in the 1997 Period as compared to $0.3 million in the 1998 Period. Coating fabric sales were approximately $1.6 million lower in the 1998 Period as compared to the 1997 Period. The decrease in coating fabric sales is due, in part, to an unseasonably warm fall and winter season which resulted in lower than anticipated women's coats selling at retail. This has resulted in delayed fabric shipment and order assortment by the Company's coating fabric customers. Government uniform fabric sales decreased by $1.5 million during the 1998 Period as compared to the 1997 Period.

         Based on these trends (increased competitive pressures in the woolen and worsted markets, the decline in backlog of orders, and the effect of discontinued product lines and the decision to discontinue the production of top dyed worsted fabrics used to manufacture men's suits and government uniforms) the Company expects sales revenue for fabric sales in fiscal year 1998 to be approximately 20% lower than in fiscal year 1997, exclusive of sales for Forstmann Apparel, Inc. in the Company's third and fourth quarter of fiscal year 1998. Accordingly, on March 6, 1998, the Company announced that, as part of its long-term strategy, it will discontinue the production of top dye worsted fabrics used to manufacture men's suits and government uniforms after completing orders for its fall season. In fiscal year 1997, top dyed worsteds accounted for approximately $18 million in men's suiting fabric sales and $10 million in government uniform fabric sales. Further, in addition to exiting the production of top-dyed worsted fabrics, the Company is consolidating certain manufacturing operations and implementing other plans designed to align its costs during fiscal year 1998 with the decline in sales anticipated in fiscal year 1998. The top dye worsted fabrics business has been a relatively small part of the Company's overall business. However, the complexity of manufacturing top dyes makes it extremely labor intensive and unprofitable at its current level. By discontinuing top dye worsted fabrics, the Company believes it can focus all of its resources on its strengths in men's and women's woolen and worsted sportswear, coating and niche specialty markets. However, there can be no assurance as to the level of sales that will actually be attained in fiscal year 1998, as sales are dependent on market conditions and other factors beyond the Company's control, nor can there be assurance that the Company's cost reduction will be implemented successfully. Sales during the Company's third and fourth quarter of fiscal year 1998 will reflect sales for Forstmann Apparel, Inc. (See
Note 2 to these Financial Statements).

         Cost of goods sold decreased $13.8 million to $67.4 million during the 1998 Period primarily as a result of the decline in sales and change in product mix and a $2.9 million decline in depreciation and amortization expense primarily due to the effect of "fresh start" accounting previously discussed herein. Gross profit decreased $3.6 million or 24.0% to $11.2 million in the 1998 Period, and gross profit margin for the 1998 Period was 14.3% compared to 15.4% for the 1997 Period. Included in cost of goods sold during the 1998 Period is a $1.1 million charge relating to increased market reserves recorded as a result of the 1998 Restructuring (see Note 2 to these Financial Statements). Manufacturing overhead excluding depreciation and amortization was approximately $0.6 million higher in the 1998 Period as compared to the 1997 Period. This increase was primarily due to higher group medical costs under the Company's self-insured plan.

         Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 15.2% to $6.8 million in the 1998 Period compared to $8.0 million in the 1997 Period. The majority of the decrease in the 1998 Period is due to lower incentive compensation expense, depreciation and amortization expense and human resource related expenses. Incentive compensation expense in the 1998 Period was lower than in the 1997 Period due to a one-time special bonus plan in fiscal year 1997 for certain key employees, which was triggered by the Company's emergence from Bankruptcy. The decline in depreciation and amortization expense is primarily due to the effect of "fresh start" accounting previously discussed herein. Human resource related expenses decreased as a result of the Company's continuing efforts to reduce its overhead in response to reduced sales. Somewhat offsetting these declines was increased professional expenses.

         The provision for uncollectible accounts increased to $0.6 million in the 1998 Period as compared to $0.4 million in the 1997 Period. See Note 3 to the Financial Statements contained in the 1997 Form 10-K for a discussion of the Company's accounting policies regarding the establishment of its allowance for uncollectible accounts.

         Restructuring items were $0.3 million in the 1998 Period. Reference is made to Note 10 to these Financial Statements for a discussion of restructuring items incurred during the 1998 Period.

         Interest expense for the 1998 Period was $3.2 million as compared to $3.3 million in the 1997 Period. This decrease is attributable to lower interest rates in effect under the Loan and Security Agreement during the 1998 Period as compared to interest rates in effect in the 1997 Period.

         As a result of the foregoing, income before reorganization items and income taxes of $0.4 million was realized in the 1998 Period as compared to income before reorganization items and income taxes of $3.0 million in the 1997 Period. Income before depreciation and amortization, reorganization and restructuring items, interest expense and income taxes during the 1998 Period was $6.2 million as compared to $12.0 million during the 1997 Period.

         Reorganization items were $8.3 million in the 1997 Period as compared to $0.1 million in the 1998 Period. Reference is made to Note 11 to these Financial Statements for a discussion of reorganization items incurred during the 1997 Period and 1998 Period.

         During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, for the 1997 Period, no income tax benefit was recognized from the realization of net operating losses. During the 1998 Period, the Company recognized an income tax provision of $0.1 million at an effective income tax rate of 39%.

         As a result of the foregoing, net income for the 1998 Period was $0.2 million as compared to a net loss of $5.3 million in the 1997 Period.

THE THIRTEEN WEEKS ENDED MAY 3, 1998 (THE "1998 SECOND QUARTER") COMPARED TO THE THIRTEEN WEEKS ENDED MAY 4, 1997 (THE "1997 SECOND QUARTER").

         Net sales for the 1998 Second Quarter were $49.6 million, a decrease of 23.4% from the 1997 Second Quarter. Total yards of fabric sold decreased 26.8% during the 1998 Second Quarter. However, the average per yard selling price increased to $7.62 per yard from $7.28 per yard due to shifts in product mix. Sales declined in all major product lines except for specialty fabric sales. Such decrease is attributable to the reasons discussed in the 1998 Period compared to the 1997 Period.

         Cost of goods sold decreased $11.1 million to $41.7 million during the 1998 Second Quarter primarily as a result of lower sales. Gross profit decreased $4.0 million or 33.7% to $7.9 million in the 1998 Second Quarter, and gross profit margin for the 1998 Second Quarter was 15.9% compared to 18.4% for the 1997 Second Quarter. Included in cost of goods sold during the 1998 Second Quarter is a $1.1 million charge relating to increased market reserves recorded as a result of the 1998 Restructuring (see Note 2 to these Financial Statements).

         Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 14.8% to $3.2 million in the 1998 Second Quarter compared to $3.7 million in the 1997 Second Quarter. The majority of the decrease in the 1998 Second Quarter is due to lower human resource related expenses and lower depreciation and amortization which was partially offset by increased professional expenses. Such reduction is attributable for the reasons discussed in the 1998 Period compared to the 1997 Period.

         The provision for uncollectible accounts was approximately the same during the 1998 Second Quarter when compared to the 1997 Second Quarter.

         Restructuring items were $0.3 million in the 1998 Second Quarter. Reference is made to Note 10 to these Financial Statements for a discussion of restructuring items incurred during the 1998 Second Quarter.

         Interest expense for the 1998 Second Quarter was $1.6 million or $0.1 million lower than the 1997 Second Quarter. This decrease is attributable to lower interest rates in effect under the Loan and Security Agreement during the 1998 Second Quarter as compared to interest rates in effect in the 1997 Second Quarter.

         As a result of the foregoing, income before reorganization items and income taxes of $2.5 million was realized in the 1998 Second Quarter as compared to income before reorganization items and income taxes of $6.2 million in the 1997 Second Quarter. Income before depreciation and amortization, reorganization and restructuring items, interest expense and income taxes during the 1998 Second Quarter was $5.5 million as compared to $10.8 million during the 1997 Second Quarter.

         Reorganization items were $4.2 million in the 1997 Second Quarter as compared to less than $0.1 million during the 1998 Second Quarter. Reference is made to Note 11 to these Financial Statements for a discussion of reorganization items incurred during the 1997 Second Quarter and 1998 Second Quarter.

         During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, for the 1997 Second Quarter and the 1997 Period, no income tax benefit was recognized from the realization of net operating losses. During the 1998 Second Quarter, the Company recognized an income tax provision of $0.9 million at an effective income tax rate of 39%.

         As a result of the foregoing, net income was $1.5 million in the 1998 Second Quarter compared to $2.0 million in the 1997 Second Quarter.

PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K:

(a)  Exhibits

     4.1 Amendment No. 1 to Loan and Security Agreement dated as of March 13, 1998.

     4.2 Amendment No. 2 to Loan and Security Agreement dated as of March 24, 1998.

     15 Independent Accountants' Review Report, dated May 28, 1998 from Deloitte & Touche LLP to Forstmann & Company, Inc.

(b)     Current Reports on Form 8-K

               Since the end of the first quarter of fiscal year 1998, the Company filed a Current Report on Form 8-K dated May 26, 1998, reporting on Item 5.

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




                                                   FORSTMANN & COMPANY, INC.
                                                   -------------------------
                                                   (Registrant)




                                                    /s/ Rodney Peckham
                                                    ------------------
                                                    Rodney Peckham
                                                    Executive Vice President
                                                    Finance, Administration and
                                                    Strategic Planning

  June 16, 1998
  ---------------
      Date

                                  EXHIBIT INDEX




Exhibit                                                              Sequential
  No.          Description                                             Page No.
  ---          -----------                                             --------

4.1            Amendment No. 1 to Loan and Security Agreement             27
               dated as of March 13, 1998.

4.2            Amendment No. 2 to Loan and Security Agreement             33
               dated as of March 24, 1998.

15             Independent Accountants' Review Report, dated              41
               May 28, 1998, from Deloitte & Touche
               LLP to Forstmann & Company, Inc.

                                                                     Exhibit 4.1
                 AMENDMENT NO. 1 TO LOAN AND SECURITY AGREEMENT


                  AMENDMENT NO. 1 IN RESPECT OF LOAN AND SECURITY AGREEMENT, dated as of March 13, 1998 (this "Amendment"), among the financial institutions listed on the signature pages hereof (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), BankAmerica Business Credit, Inc., a Delaware corporation, with an office at 40 East 52nd Street, New York, New York 10022, as agent for the Lenders (in its capacity as agent, the "Agent"), and Forstmann & Company, Inc., a Georgia corporation, with offices at 1155 Avenue of the Americas, New York, New York 10036 (the "Borrower").


                              W I T N E S S E T H :

         WHEREAS, the Lenders, the Agent and the Borrower are parties to a Loan and Security Agreement dated as of July 23, 1997 (the "Loan Agreement"); and

         WHEREAS, the Borrower wishes to enter into the Credit Approved Receivables Purchasing Agreement (the "CIT Agreement") with The CIT Group/Commercial Services, Inc. ("CIT"), in substantially the form attached hereto as Exhibit A, pursuant to which CIT will purchase those of the Borrower's accounts receivable which CIT has previously credit approved and perform certain other services in connection therewith, in each case on the terms and subject to the conditions contained in the CIT Agreement;

         WHEREAS, Mr. Robert N. Dangremond has resigned as Chief Executive Officer of the Borrower and has been replaced by Mr. Brian A. Moorstein and Mr. Rodney J. Peckham as President and as Executive Vice President, Finance, Administration, and Strategic Planning, respectively (such replacement to be hereinafter referred to as a "Change in Control");

         WHEREAS, the Majority Lenders are willing to amend certain provisions of the Loan Agreement in order to permit the transactions contemplated by the CIT Agreement and to make certain revisions to the Loan Agreement to give effect to the Change in Control, all on the terms and conditions herein set forth.

         NOW, THEREFORE, in consideration of the mutual covenants contained herein and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1. Definitions. Capitalized terms used herein and not defined herein shall have the respective meanings given to such terms in the Loan Agreement.

     2. Amendment to Section 6.4. Section 6.4 of the Loan Agreement shall be amended to read in its entirety as follows:

                  "6.4 Title to, Liens on, and Sale and Use of Collateral. The Borrower represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that: (a) all of the Collateral is and will continue to be owned by the Borrower free and clear of all Liens whatsoever, except for Permitted Liens; (b) the Agent's Liens in the Collateral will not be subject to any prior Lien, except Permitted Liens, described in clause (i) of the definition of "Permitted Liens" and Permitted Liens if and to the extent that such Permitted Liens constitute prior Liens under any Requirement of Law or, in the case of Real Estate, Permitted Liens described in clause (vi) of the definition of "Permitted Liens"; (c) the Borrower will use, store, and maintain the Collateral with all reasonable care and will use such Collateral for lawful purposes only; and (d) the Borrower will not, without the Agent's prior written approval, sell, or dispose of or permit the sale or disposition of any of the Collateral except for sales of Inventory in the ordinary course of business and sales of Equipment as permitted by Section 6.11 and sales of Accounts, which are not Eligible Accounts as a result of being past due, to The CIT Group/Commercial Services, Inc. ("CIT") pursuant to the certain Credit Approved Receivables Purchasing Agreement dated as of March 13, 1998, between the Borrower and CIT, as amended by First Amendment to Credit Approved Receivables Purchasing Agreement and Second Amendment to Credit Approved Receivables Purchasing Agreement, each dated as of March 13, 1998, as such Agreement is in effect on March 13, 1998 (the "CIT Agreement"). The inclusion of proceeds in the Collateral shall not be deemed to constitute the Agent's or any Lender's consent to any sale or other disposition of the Collateral except as expressly permitted herein."

     3. Amendment to Section 6.8. Section 6.8 of the Loan Agreement shall be amended to read in its entirety as follows:

                  "6.8 Accounts. (a) The Borrower hereby represents and warrants to the Agent and the Lenders, with respect to the Accounts, that: (i) each existing Account represents, and each future Account will represent, a bona fide sale or lease and delivery of goods by the Borrower, or rendition of services by the Borrower, in the ordinary course of the Borrower's business; (ii) each existing Account is, and each future Account will be, for a liquidated amount payable by the Account Debtor thereon on the terms set forth in the invoice therefor or in the schedule thereof delivered to the Agent, without any offset, deduction, defense, or counterclaim except those properly reflected on a Borrowing Base Certificate; (iii) no payment will be received with respect to any Account, and no credit, discount, or extension, or agreement therefor will be granted on any Account, except as reported to the Agent and the Lenders in accordance with this Agreement or except pursuant to the terms of the CIT Agreement ; (iv) each copy of an invoice delivered to the Agent by the Borrower will be a genuine copy of the original invoice sent to the Account Debtor named therein;
         (v) except in the case of invoices relating to Bill and Hold Accounts, all goods described in any invoice representing a sale of goods will have been delivered to the Account Debtor and all services of the

         Borrower described in each invoice will have been performed; and (vi) in the case of invoices relating to Eligible Bill and Hold Accounts, all goods described in any such invoice will be shipped and delivered within (A) the later of (I) the season in which the invoice is rendered or (II) six months after the date on which the invoice is rendered or
         (B) the time specified in the invoice."

     4. Amendment to Section 9.9. Section 9.9 of the Loan Agreement shall be amended to read in its entirety as follows:

                  "9.9 Mergers, Consolidations or Sales. Except in accordance with the Plan of Reorganization, the Borrower shall not enter into any transaction of merger, reorganization, or consolidation, or transfer, sell, assign, lease, or otherwise dispose of all or any part of its property, or wind up, liquidate or dissolve, or agree to do any of the foregoing, except for (i) sales of Inventory in the ordinary course of its business, (ii) sales or other dispositions of Equipment in the ordinary course of business that are obsolete or no longer useable by Borrower in its business as permitted by Section 6.11 and (iii) sales of Accounts, which are not Eligible Accounts as a result of being past due, to CIT pursuant to the CIT Agreement."

     5. Amendment to Section 11.1(s). Section 11.1(s) of the Loan Agreement shall be amended to read in its entirety as follows:

                  "(s) there shall occur (i) one or more sales, transfers or other dispositions of Capital Stock of the Borrower, or securities convertible into or exchangeable for such Capital Stock, or rights to acquire such Capital Stock, to one or more purchasers, or any other event, such that after, or as a direct result of, such sale, transfer, disposition, or event (A) any "person" or related "group" of persons (within the meaning of Sections 13(d)(3) and 14(d)(2) of the Exchange
         Act) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) of more than 50% of the total voting power of the then outstanding Capital Stock of the Borrower (calculated on a fully diluted basis in accordance with GAAP) or (B) any "person" or related "group" of persons (within the meaning of Sections 13(d)(3) and 14(2) of the Exchange Act) acquires directly or indirectly the power to elect a majority of the directors onto the board of directors of the Borrower, or (ii) a change in the President or Executive Vice President, Finance, Administration, and Strategic Planning of the Borrower, which change shall not be satisfactory to the Agent or the Majority Lenders;"

     6. Representations and Warranties. The Borrower hereby represents and warrants to the Agent and the Lenders as of the date hereof that (i) the execution, delivery and performance of this Amendment, and the other documents and instruments to be executed and delivered in connection herewith, and the execution, delivery and performance by the Borrower of the CIT Agreement and the consummation of the Change of Control are within its corporate powers and have been duly authorized by all necessary corporate action; (ii) no consent, approval or authorization of any Governmental Authority or any other Person is required in connection with the execution, delivery and performance of this Amendment and the other documents and instruments to be executed and delivered in connection herewith by the Borrower, or the execution, delivery and performance by the Borrower of the CIT Agreement or the consummation of the Change of Control, except for this Amendment and those others already duly obtained; (iii) no declaration, filing or registration with any Governmental Authority (including, without limitation, the Securities and Exchange Commission) is required in connection with the execution, delivery and performance of this Amendment and the other documents and instruments to be executed and delivered in connection herewith by the Borrower, or the execution, delivery and performance by the Borrower of the CIT Agreement and consummation of the Change of Control; (iv) this Amendment has been duly executed by the Borrower and constitutes the legal, valid and binding obligation of the Borrower, enforceable against it in accordance with its terms; (v) the execution, delivery and performance by the Borrower of this Amendment and the other documents and instruments to be executed and delivered in connection herewith by the Borrower, do not and will not conflict with, or constitute a violation or breach of, or constitute a default under, or result in the creation or imposition of any Lien upon the property of the Borrower by reason of the terms of (a) any contract, mortgage, Lien, lease, agreement, indenture, or instrument to which the Borrower is a party or which is binding upon it, (b) any requirement of law applicable to the Borrower or (c) the Certificate or Articles of Incorporation or By- Laws of the Borrower ; and (v) no event has occurred and is continuing which constitutes a Default or an Event of Default.

     7. Conditions to Effectiveness. This Amendment shall be effective as of the
date  first  above  written  upon  satisfaction  of  the  following   conditions
precedent:

                  7.1. Execution of this Amendment. The Agent shall have received a copy of this Amendment duly executed by the Borrower, the Agent and the Lenders constituting the Majority Lenders;

                  7.2. No Defaults. No Default or Event of Default shall have occurred and be existing before this Amendment shall have become effective, and no Default or Event of Default shall result, occur or exist immediately after this Amendment shall have become effective.

     8. Limited Effect. This Amendment shall be limited solely to the matters expressly set forth herein and shall not (a) constitute an amendment or consent with respect to any other term or condition of the Loan Agreement or any instrument or agreement referred to therein or (b) prejudice any right or rights which the Agent or the Lenders may now have or may have in the future under or in connection with the Loan Agreement or any instrument or agreement referred to therein. Except as expressly amended and consented to herein, all of the covenants and provisions of the Loan Agreement are and shall continue to be in full force and effect.

     9. Execution in Counterparts; Telecopies. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one and the same instrument. Transmission by a party hereto of an executed counterpart of this Amendment to the Agent by telecopier shall be deemed to constitute due and sufficient delivery of such counterpart by such party, provided that such party counterpart shall, promptly after such delivery, deliver the original of such executed counterpart to the Agent.

     10. Governing Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

     11. Headings. Section headings in this Amendment are includ ed herein for convenience of reference only and shall not constitute a part of this Amendment or be given any substantive effect.


                  IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

                                       Borrower

                                       FORSTMANN & COMPANY, INC.


                                       By:_____________________________
                                       Name:
                                       Title:





                                        Agent

                                        BANKAMERICA BUSINESS CREDIT, INC.


                                        By:_____________________________
                                        Name:
                                        Title:





                                         Lenders

                                         BANKAMERICA BUSINESS CREDIT, INC.


                                         By:_____________________________
                                         Name:
                                         Title:



                                         AT&T COMMERCIAL FINANCE CORPORATION


                                         By:_____________________________
                                         Name:
                                         Title:

                                         THE CIT GROUP/COMMERCIAL SERVICES, INC.


                                         By: _____________________________
                                         Name:
                                         Title:




                                        IBJ SCHRODER BUSINESS CREDIT CORPORATION


                                        By:_____________________________
                                        Name:
                                        Title:




                                        LA SALLE BUSINESS CREDIT, INC.


                                        By:_____________________________
                                        Name:
                                        Title:




                                        PNC BANK, NATIONAL ASSOCIATION


                                        By:_____________________________
                                        Name:
                                        Title:

                                                                     Exhibit 4.2

                 AMENDMENT NO. 2 TO LOAN AND SECURITY AGREEMENT


                  AMENDMENT NO. 2 IN RESPECT OF LOAN AND SECURITY AGREEMENT, dated as of March 24, 1998 (this "Amendment"), among the financial institutions listed on the signature pages hereof (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), BankAmerica Business Credit, Inc., a Delaware corporation, with an office at 40 East 52nd Street, New York, New York 10022, as agent for the Lenders (in its capacity as agent, the "Agent"), and Forstmann & Company, Inc., a Georgia corporation, with offices at 1155 Avenue of the Americas, New York, New York 10036 (the "Borrower").


                               W I T N E S S E T H

         WHEREAS, the Lenders, the Agent and the Borrower are parties to a Loan and Security Agreement dated as of July 23, 1997 and Amendment No. 1 to Loan and Security Agreement dated as of March 13, 1998 (as so amended, the "Loan Agreement"); and

         WHEREAS, the Borrower is making certain changes to its businesses, including exiting, reducing its involvement in and/or relocating certain businesses, that will require the Borrower to incur costs and writedown obsolete inventories; and

         WHEREAS, the Majority Lenders are willing to amend certain provisions of the Loan Agreement to reflect the costs and writedowns incurred by the Borrower in connection with the changes to its businesses.

         NOW, THEREFORE, in consideration of the mutual covenants contained herein and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

         1. Definitions. Capitalized terms used herein and not defined herein shall have the respective meanings given to such terms in the Loan Agreement.

         2. Amendment to Section 1.1. Section 1.1 of the Loan Agreement shall be amended as follows:

                  (a) The definition of "Adjusted Tangible Net Worth" shall be amended by inserting after the words "Effective Date" therein the words "provided further, however, that any calculation of 'Adjusted Tangible Net Worth' pursuant to this Agreement shall exclude the 1998-1999 Extraordinary Charges";

                  (b) The definition of "EBITDA" shall be amended by inserting after the words "Reorganization Charges" in clause (i) thereof the words "or 1998-1999 Extraordinary Charges"; and

                  (c) The following definition shall be inserted immediately after the definition of "Net Amount of Eligible Accounts":

                  "1998-1999 Extraordinary Charges" means any of the following items, to the extent that such item would be treated as a restructuring expense or an operating expense in accordance with GAAP:

                           (i) writedowns or other adjustments to the value of the Borrower's assets caused by (A) the discontinuation by the Borrower of its top dye worsted operations, (B) the relocation by the Borrower of its package dye operations from Milledgeville, Georgia to Dublin, Georgia, (C) the relocation by the Borrower of certain of its finishing equipment from Dublin, Georgia to Louisville, Georgia and (D) the reduction by the Borrower of its worsted operations;

                           (ii) writedowns or other  adjustments to the value of
                  the Borrower's Inventory relating to its worsted operations, including such writedowns or other adjustments to Inventory consisting of yarn caused by the reduction by the Borrower of its worsted operations;

                           (iii) costs  incurred by the  Borrower in  connection
                  with moving from Milledgeville, Georgia to Dublin, Georgia certain of its yarn dyeing and warp preparation equipment and moving from Dublin, Georgia to Louisville, Georgia certain of its finishing equipment; and

                           (iv) severance and "stay put" payments made by the Borrower to its salaried and hourly employees in connection with the actions described in clauses (i), (ii) and (iii) above and payments made and charges taken by the Borrower in connection with the partial termination of its ERISA Plan related to such salaried and hourly employees;

         provided that: (a) such items arise, in each case above, during the Fiscal Year ending in 1998 and, in the case of clauses (i)(B), (i)(C) and (iii) above, during the Fiscal Year ending in 1998 or 1999; and (b) such items do not exceed, in the case of clauses (i)(B), (i)(C) and
         (iii) above, $1,000,000 in the aggregate.

         3. Amendment to Section 9.22. Section 9.22 of the Loan Agreement shall be amended by deleting subsection (a) thereof in its entirety and inserting in its place the following:

                          (a) The Borrower shall not make or incur any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by the Borrower would exceed (i) $6,000,0000 during the Fiscal Year ending on November 2, 1998, (ii) $8,000,0000 during the Fiscal Year ending on November 2, 1999 or (iii) $5,000,0000 during any other Fiscal Year; provided, however, that in the event that all or any part of such permitted aggregate amount is not utilized by the Borrower during any Fiscal Year, such unutilized amount may be added to the limit in respect of any subsequent year or years.

         4. Amendment to Section 9.26. Section 9.26 of the Loan Agreement shall be amended by deleting the table therein in its entirety and inserting in its place the following:


        Fiscal Quarter Ending              Ratio
        July 1997                           1.0
        October 1997                        1.0
        January 1998                        0.7
        April 1998                          0.9
        July 1998                           0.75
        October 1998                        0.65
        January 1999                        0.7
        April 1999                          0.8
        July 1999                           0.75
        October 1999                        0.65
        January 2000 (and any fiscal
        quarter thereafter)                 1.1

         5. Representations and Warranties. The Borrower hereby represents and warrants to the Agent and the Lenders as of the date hereof that (i) the execution, delivery and performance of this Amendment, and the other documents and instruments to be executed and delivered in connection herewith are within its corporate powers and have been duly authorized by all necessary corporate action; (ii) no consent, approval or authorization of any Governmental Authority or any other Person is required in connection with the execution, delivery and performance of this Amendment and the other documents and instruments to be executed and delivered in connection herewith by the Borrower; (iii) no declaration, filing or registration with any Governmental Authority (including, without limitation, the Securities and Exchange Commission) is required in connection with the execution, delivery and performance of this Amendment and the other documents and instruments to be executed and delivered in connection herewith by the Borrower; (iv) this Amendment has been duly executed by the Borrower and constitutes the legal, valid and binding obligation of the Borrower, enforceable against it in accordance with its terms; (v) the execution, delivery and performance by the Borrower of this Amendment and the other documents and instruments to be executed and delivered in connection herewith by the Borrower, do not and will not conflict with, or constitute a violation or breach of, or constitute a default under, or result in the creation or imposition of any Lien upon the property of the Borrower by reason of the terms of (a) any contract, mortgage, Lien, lease, agreement, indenture, or instrument to which the Borrower is a party or which is binding upon it, (b) any requirement of law applicable to the Borrower or (c) the Certificate or Articles of Incorporation or ByLaws of the Borrower; and (vi) no event has occurred and is continuing which constitutes a Default or an Event of Default.

         6. Conditions to Effectiveness. This Amendment shall be effective as of the date first above written upon satisfaction of the following conditions precedent:

                  6.1. Prepayment of Term Loans. On or before the date hereof, the Borrower shall have repaid the outstanding principal amount of the Term Loans, in accordance with Section 4.4 of the Loan Agreement, in an amount equal to $3,000,000;

                  6.2. Execution of this Amendment. The Agent shall have received a copy of this Amendment duly executed by the Borrower, the Agent and the Lenders constituting the Majority Lenders; and

                  6.3. No Defaults. No Default or Event of Default shall have occurred and be existing before this Amendment shall have become effective, and no Default or Event of Default shall result, occur or exist immediately after this Amendment shall have become effective.

         7. Limited Effect. This Amendment shall be limited solely to the matters expressly set forth herein and shall not (a) constitute an amendment or consent with respect to any other term or condition of the Loan Agreement or any instrument or agreement referred to therein or (b) prejudice any right or rights which the Agent or the Lenders may now have or may have in the future under or in connection with the Loan Agreement or any instrument or agreement referred to therein. Except as expressly amended and consented to herein, all of the covenants and provisions of the Loan Agreement are and shall continue to be in full force and effect.

         8. Execution in Counterparts; Telecopies. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one and the same instrument. Transmission by a party hereto of an executed counterpart of this Amendment to the Agent by telecopier shall be deemed to constitute due and sufficient delivery of such counterpart by such party, provided that such party counterpart shall, promptly after such delivery, deliver the original of such executed counterpart to the Agent.

         9. Governing Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE
OF NEW YORK.

         10. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment or be given any substantive effect.

                 IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

                                            Borrower

                                            FORSTMANN & COMPANY, INC.


                                            By:_____________________________
                                            Name:
                                            Title:


                                            Agent

                                            BANKAMERICA BUSINESS CREDIT, INC.


                                            By:_____________________________
                                            Name:
                                            Title:




                                            Lenders

                                            BANKAMERICA BUSINESS CREDIT, INC.


                                            By:_____________________________
                                            Name:
                                            Title:


                                            AT&T COMMERCIAL FINANCE CORPORATION


                                            By:_____________________________
                                            Name:
                                            Title:


                                            THE CIT GROUP/COMMERCIAL SERVICES,
                                               INC.


                                            By:_____________________________
                                            Name:
                                            Title:

                                            IBJ SCHRODER BUSINESS CREDIT
                                               CORPORATION


                                            By:_____________________________
                                            Name:
                                            Title:


                                            LA SALLE BUSINESS CREDIT, INC.


                                            By:_____________________________
                                            Name:
                                            Title:


                                            PNC BANK, NATIONAL ASSOCIATION


                                            By:_____________________________
                                            Name:
                                            Title:

                                                                     Exhibit 15
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Forstmann & Company, Inc.:

We have reviewed the accompanying condensed balance sheet of Forstmann & Company, Inc. (the "Company") as of May 3, 1998 and the related condensed statements of operations for the thirteen and twenty-six weeks ended May 3, 1998 (Reorganized Company) and May 4, 1997 (Predecessor Company), the condensed statements of cash flows for the twenty-six weeks ended May 3, 1998 (Reorganized Company) and May 4, 1997 (Predecessor Company) and the condensed statement of changes in shareholders' equity for the twenty-six weeks ended May 3, 1998. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
Atlanta, Georgia
May 28, 1998