Form 10-Q
period 1998-08-02
FORSTMANN & CO INC
filed 1998-09-16
CIK 798246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 2, 1998
                                               --------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _______________to________________



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  (X) Yes   ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. (X) Yes     ( ) No

As of September 16, 1998 there was 4,387,190 shares of Common Stock outstanding.

Total number of pages: 266 pages.

                  PART I -- FINANCIAL INFORMATION
                  Item 1.  Financial Statements

                            FORSTMANN & COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Reorganized      Reorganized     Predecessor      Reorganized      Predecessor
                                                  Company          Company         Company          Company          Company
                                                 Thirteen       Period From      Period From      Thirty-Nine      Period From
                                                Weeks Ended     July 23, 1997    May 5, 1997      Weeks Ended       November 4,
                                                 August 2,      to August 3,     to July 22,       August 2,     1996 to July 22,
                                                   1998             1997            1997             1998             1997
                                                   ----             ----            ----             ----             ----
     Net sales                                $  38,996,000    $   8,016,000   $  45,880,000    $ 117,638,000    $ 141,884,000

     Cost of goods sold                          37,021,000        5,853,000      41,893,000      104,444,000      123,128,000
                                               ------------     ------------    ------------     ------------     ------------

     Gross profit                                 1,975,000        2,163,000       3,987,000       13,194,000       18,756,000

     Selling, general
      and administrative
      expenses                                    3,167,000          419,000       3,594,000        9,933,000       11,575,000

     Provision for
       uncollectible accounts                        67,000           64,000        (177,000)         638,000          252,000

     Restructuring items                          1,254,000             --              --          1,566,000             --
                                               ------------     ------------    ------------     ------------     ------------

     Operating income (loss)                     (2,513,000)       1,680,000         570,000        1,057,000        6,929,000

     Interest expense                             1,764,000          216,000       1,646,000        4,915,000        4,958,000
                                               ------------     ------------    ------------     ------------     ------------

     Income (loss) before
       reorganization items,
       income taxes and
       extraordinary item                        (4,277,000)       1,464,000      (1,076,000)      (3,858,000)       1,971,000

     Reorganization items                            25,000             --        25,076,000           80,000       33,401,000
                                               ------------     ------------    ------------     ------------     ------------

     Income (loss) before
       income taxes and
       extraordinary item                        (4,302,000)       1,464,000     (26,152,000)      (3,938,000)     (31,430,000)

     Income taxes not
       payable in cash (benefit)                   (142,000)         571,000            --               --               --
                                               ------------     ------------    ------------     ------------     ------------

     Income (loss) before
       extraordinary item                        (4,160,000)         893,000     (26,152,000)      (3,938,000)     (31,430,000)

     Extraordinary item -
       gain on debt
       discharge                                       --               --        24,135,000             --         24,135,000
                                               ------------     ------------    ------------     ------------     ------------

     Net income (loss)                        $  (4,160,000)         893,000   $  (2,017,000)   $  (3,938,000)   $  (7,295,000)
                                               ============     ============    ============     ============     ============

                            (continued on next page)

                            FORSTMANN & COMPANY, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                   (unaudited)

                                        Reorganized       Reorganized         Predecessor          Reorganized         Predecessor
                                          Company           Company             Company              Company             Company
                                         Thirteen         Period From         Period From          Thirty-Nine         Period From
                                        Weeks Ended      July 23, 1997        May 5, 1997          Weeks Ended         November 4,
                                         August 2,       to August 3,         to July 22,           August 2,       1996 to July 22,
                                           1998              1997                1997                 1998                1997
                                           ----              ----                ----                 ----                ----
Per share and share information:
      Loss per common
         share - basic and diluted       $    (.95)                                                 $    (.90)
                                         =========                                                  =========

      Weighted average common
         shares outstanding              4,386,390                                                  4,385,087
                                         =========                                                  =========


See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      AUGUST 2, 1998 AND NOVEMBER 2 , 1997
                                   (unaudited)

                                                                                             August 2,               November 2,
                                                                                               1998                     1997
                                                                                               ----                     ----
     ASSETS
     Current Assets:
       Cash                                                                              $     118,000            $     493,000
       Cash restricted for settlement of unpaid claims                                         565,000                  558,000
       Accounts receivable, net of allowance of
         $1,096,000 and $458,000                                                            46,220,000               42,005,000
       Inventories                                                                          48,272,000               43,210,000
       Current deferred tax assets                                                                --                       --
       Other current assets                                                                    160,000                  926,000
                                                                                         -------------            -------------

         Total current assets                                                               95,335,000               87,192,000

     Property, plant and equipment, net                                                     21,903,000               24,779,000
     Other assets                                                                            2,851,000                1,670,000
                                                                                         -------------            -------------
         Total                                                                           $ 120,089,000            $ 113,641,000
                                                                                         =============            =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Current maturities of long-term debt                                              $   5,892,000            $   5,756,000
       Accounts payable                                                                      3,901,000                3,335,000
       Accrued liabilities                                                                   6,851,000               11,371,000
                                                                                         -------------            -------------
         Total current liabilities                                                          16,644,000               20,462,000

     Long-term debt                                                                         56,726,000               42,548,000
     Deferred tax liabilities                                                                     --                       --
                                                                                         -------------            -------------

         Total liabilities                                                                  73,370,000               63,010,000

     Commitments and contingencies

     Shareholders' Equity:
     Preferred Stock, 1,000,000 shares authorized
        and nil outstanding                                                                       --                       --
     Common stock, $.01 par value, 35,000,000
         shares authorized, 4,386,390 and 4,384,436
         shares issued and outstanding                                                          43,864                   43,844
     Additional paid-in capital                                                             50,323,136               50,297,156
     Retained earnings (deficit) since July 23, 1997                                        (3,648,000)                 290,000
                                                                                         -------------            -------------
     Total shareholders' equity                                                             46,719,000               50,631,000
                                                                                         -------------            -------------
           Total                                                                         $ 120,089,000            $ 113,641,000
                                                                                         =============            =============

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              Reorganized          Predecessor
                                                                         Reorganized            Company              Company
                                                                           Company            Period From          Period From
                                                                         Thirty-Nine            July 23,            November 4,
                                                                         Weeks Ended            1997 to               1996 to
                                                                           August 2,            August 3,             July 22,
                                                                             1998                 1997                  1997
                                                                             ----                 ----                  ----
     Net income (loss)                                                  $ (3,938,000)        $    893,000         $ (7,295,000)
                                                                        ------------         ------------         ------------
       Adjustments  to  reconcile  net  income
       (loss) to net cash used by  operating
       activities:
         Depreciation and amortization                                     4,081,000              150,000           10,600,000
         Write-off of deferred financing costs                                  --                   --                211,000
         Income taxes not payable in cash                                       --                571,000                 --
         Income taxes paid                                                   (29,000)                --               (108,000)
         Provision for uncollectible accounts                                638,000               64,000              252,000
         Increase (decrease) in market reserves                            2,650,000                 --             (6,362,000)
         Loss from disposal, abandonment
           and impairment of machinery
           and equipment and other assets                                    720,000                 --              3,305,000
         Gain associated with NY office lease
            surrender                                                       (987,000)                --                   --
         Adjustment of accounts
           to fair value                                                        --                   --             22,076,000
         Extraordinary gain on discharge of debt                                --                   --            (24,135,000)
         Changes in current assets
           and current liabilities:
             Accounts receivable                                          (4,603,000)          (3,321,000)         (17,592,000)
             Inventories                                                  (7,712,000)           1,491,000            9,047,000
             Other current assets                                            516,000              100,000             (996,000)
             Accounts payable                                                566,000           (1,868,000)           2,028,000
             Accrued liabilities                                          (2,364,000)             513,000              794,000
             Deferred income taxes                                            13,000                 --                   --
     Operating liabilities subject
           to compromise                                                        --                   --               (513,000)
                                                                        ------------         ------------         ------------

       Total adjustments                                                  (6,511,000)          (2,300,000)          (1,393,000)
                                                                        ------------         ------------         ------------

         Net cash used by
           operating activities                                          (10,449,000)          (1,407,000)          (8,688,000)
                                                                        ------------         ------------         ------------

                                                    (continued on next page)

                            FORSTMANN & COMPANY, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS(continued)
                                   (unaudited)

                                                                                                Reorganized        Predecessor
                                                                              Reorganized         Company            Company
                                                                                Company         Period From        Period From
                                                                              Thirty-Nine         July 23,         November 4,
                                                                              Weeks Ended         1997 to            1996 to
                                                                               August 2,         August 3,           July 22,
                                                                                 1998              1997               1997
                                                                                 ----              ----               ----
    Cash flows provided (used) in investing activities:
       Capital expenditures                                                   (2,421,000)          (103,000)        (1,036,000)
       Investment in other assests, primarily
          computer information systems                                        (1,784,000)            (3,000)          (289,000)
       Net proceeds from disposal of
         property, plant and equipment                                             6,000               --            2,612,000
                                                                            ------------       ------------       ------------

         Net cash provided (used) in
           investing activities                                               (4,199,000)          (106,000)         1,287,000
                                                                            ------------       ------------       ------------

     Cash flows from financing activities:
       Net repayments under
         the DIP Facility                                                           --                 --          (16,017,000)
       Net borrowings under the
         Revolving Loan Facility                                              24,240,000          1,763,000         26,244,000
       Borrowings under the Term
         Loan Facility                                                              --                 --           31,450,000
       Repayment of Term Loan Facility                                        (7,736,000)              --                 --
       Repayment of Deferred Interest Rate Notes                              (1,571,000)              --                 --
       Borrowings under financing
         arrangements                                                               --                 --            1,691,000
       Repayment of CIT Equipment Facility
         and other financing arrangements                                       (619,000)            (1,000)        (6,368,000)
       Repayment of Senior Secured Notes                                            --                 --          (26,909,000)
       Deferred financing costs                                                  (34,000)              --           (2,006,000)
                                                                            ------------       ------------       ------------

         Net cash provided by
           financing activities                                               14,280,000          1,762,000          8,085,000
                                                                            ------------       ------------       ------------

     Net increase (decrease) in cash                                            (368,000)           249,000            684,000

     Cash and restricted cash at beginning of period                           1,051,000            732,000             48,000
                                                                            ------------       ------------       ------------

     Cash and restricted cash at end of period                              $    683,000       $    981,000       $    732,000
                                                                            ============       ============       ============

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THIRTY-NINE WEEKS ENDED AUGUST 2, 1998
                                   (unaudited)

                                                                           Additional                                 Total
                                                         Common             Paid-In             Retained           Shareholders'
                                                         Stock              Capital        Earnings(Deficit)         Equity
                                                         -----              -------        ----------------          ------
     Balance, November 2, 1997                       $     43,844        $ 50,297,156        $    290,000         $ 50,631,000

     Net loss                                                --                  --            (3,938,000)          (3,938,000)

     Director shares awarded                                   20              25,980                --                 26,000
                                                     ------------        ------------        ------------         ------------

     Balance, August 2, 1998                         $     43,864        $ 50,323,136        $ (3,648,000)        $ 46,719,000
                                                     ============        ============        ============         ============

See notes to financial statements.

                            FORSTMANN & COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 2, 1998
                                   (unaudited)

1. Forstmann & Company, Inc. ("the Company") is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard tables, sports caps and school uniforms. The apparel industry represents the majority of the Company's customers for its fabrics. Additionally, through the Company's wholly owned subsidiary Forstmann Apparel, Inc. (see Note 2 to these Financial Statements) the Company designs and markets women's suits primarily under the "Oleg Cassini" label. The Company contracts the manufacturing of women's suits through manufacturers based in the Caribbean and sources complete apparel packages internationally. See Note 2 to these financial statements for a discussion of Forstmann Apparel, Inc. and it's purchase of certain assets of Arenzano Trading Company, Inc. and B&B Corporation, collectively ("Arenzano").

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

       In connection with the Plan of Reorganization and the application of "fresh start" accounting, the Company is required to report its financial results for the thirteen and thirty-nine weeks ended August 3, 1997 in two separate periods in this Form 10-Q. Accordingly, the reorganized Company's consolidated condensed financial statements are not comparable to the Company's condensed financial statements for prior periods.

       The following table describes the periods presented in the consolidated condensed financial statements and related notes thereto:

 Period                                Referred to as
-------------------------------------  -----------------------------------------
 Results for the Reorganized Company
  Thirteen Weeks Ended August 2, 1998  "1998 Third Quarter"

 Results for the Reorganized Company
  From July 23, 1997 to August 3, 1997 "Reorganized Company 1997 12-Day Period"

 Results for the Predecessor Company
  From May 5, 1997 to July 22, 1997    "Predecessor Company 1997 79-Day Period"

 Results for the Reorganized Company
  Thirty-Nine Weeks Ended
  August 2, 1998                       "1998 Nine-Month Period"

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


       In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information have been made. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1997 Form 10-K. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. Due to the seasonal nature of the Company's business, customer order patterns, the effects of the consummation of the Plan of Reorganization and application of "fresh start" accounting, and the purchase of Arenzano during the Company's 1998 Third Quarter, results for the periods described above are not necessarily indicative of the results for a full fiscal year.

2. On May 11, 1998, the Company announced that it had agreed to acquire the business and substantially all of the assets of Arenzano. Arenzano had instituted voluntary bankruptcy proceedings in April 1998. The Company's purchase was made pursuant to an order signed by United States Bankruptcy Judge Burton R. Lifland, dated May 8, 1998, in the cases entitled, In re Arenzano Trading Company, Inc. and In re B&B Corporation, Case Nos. 98 B 42508 and 98 B 42520 (BRL). The transaction was completed on May 13, 1998 at a purchase price of $2.0 million. However, the Company, as an unsecured creditor of Arenzano, is expected to receive a distribution from the bankruptcy estate in the approximate amount of $275,000 out of the proceeds to the estate from the purchase. The acquisition allows the Company to expand its fabrics business into the apparel business. The Company expects to benefit from Arenzano's expertise in contracting for the manufacture of apparel in the Caribbean, as well as its ability in sourcing complete apparel packages internationally. The Company is operating the new apparel venture as a wholly-owned subsidiary under the name Forstmann Apparel, Inc. ("FAI"). The new venture is expected to provide an enhanced outlet for the Company's fabrics while providing growth opportunities outside of the Company's core business. The working capital and capital expenditure requirements of FAI for the next twelve months will be funded from borrowings under the Revolving Loan Facility. The Company believes that availability under its Revolving Loan Facility will be adequate to fund the working capital and capital expenditure requirements of the Company, including FAI, for the next twelve months. Arenzano had sales of approximately $17 million during its most recent fiscal year.

       The acquisition of Arenzano by the Company was accounted for using the purchase method of accounting. The purchase price paid for Arenzano was assigned $0.7 million to tangible assets and $1.3 million to intangible assets. The Company's results of operations for the 1998 Third Quarter and 1998 Nine-Month Period include the results of operations for FAI for the period May 13, 1998 to August 2, 1998.

3. On March 6, 1998, the Company announced that, as part of its long-term strategy, it will discontinue the production of top dye worsted fabrics used to manufacture men's suits and government uniforms (the "1998 Restructuring") after completing orders for its fall season. In fiscal year 1997, top dye worsteds accounted for approximately $18 million in men's suiting fabric and $10 million in government uniform fabric sales. This decision has resulted in the Company's previous overall workforce of approximately 2,500 people being reduced by approximately 730 people.

       Implementation  of the 1998  Restructuring  has  resulted  in the Company incurring certain costs, including, among other costs, salaried severance, special one-time hourly "stay put" bonuses and equipment relocation costs. Additionally, certain of the Company's inventories and machinery and equipment have been impaired or rendered obsolete. Accordingly, during the 1998 Nine-Month Period, the Company recognized severance expense of approximately $0.8 million, accrued approximately $0.4 million for stay put bonuses, recognized a loss on impairment of $0.7 million relating to the impairment of certain machinery and equipment, and increased inventory market reserves by $2.6 million in connection with the 1998 Restructuring. Severance expense, expense associated with the stay put bonuses and the loss on impairment of certain machinery and equipment were recognized as restructuring items during the 1998 Nine-Month Period. Inventory market reserves associated with the 1998 Restructuring were included in cost of goods sold during the 1998 Nine-Month Period. Any additional impairment of inventories will be included in cost of goods sold in the periods in which the impairment can be reasonably estimated. Any additional impairment in property, plant and equipment will be recognized as a restructuring item in the periods in which the impairment can be reasonably estimated. The Company incurred costs of approximately $0.1 million during the 1998 Nine-Month Period related to the relocation of certain machinery and equipment which was included in cost of goods sold during the 1998 Nine-Month Period. Any additional costs incurred to relocate certain machinery and equipment will be charged to cost of goods sold in the periods incurred. See Note

       11 to these Financial Statements for a description of restructuring items recognized during the 1998 Nine-Month Period.

       The Company and the landlord of its corporate and marketing offices have entered into a lease surrender agreement whereby the Company will vacate such premises on or before January 1, 1999. Pursuant to the agreement, the Company waived any and all existing and future claims against the landlord arising out of, or in connection with the takeover agreement, effective August 1, 1995, whereby the landlord had previously agreed to take over the Company's remaining obligations under the Company's previous lease. The Company waived the right to collect contributions due the Company from the landlord for leasehold improvements and related fees and expenses the Company had incurred. The Company had fully reserved such claims against the landlord during its fiscal year 1997. In connection with entering into the lease surrender agreement, the Company has written-down property, plant and equipment by approximately $1.1 million associated with the future abandonment of leasehold improvements and furniture and fixtures, wrote-down the estimated deferred rent liability at January 1, 1999 by approximately $2.1 million, accrued $0.5 million for broker's commission and accrued approximately $0.1 million for lease cancellation liability. These items resulted in a $0.4 million gain which was recorded as a restructuring item during the 1998 Nine-Month Period. The Company expects to enter a new ten-year lease during September 1998 for new corporate and marketing offices at a new location in New York, New York pursuant to which the Company will reduce the amount of space it occupies and lower the associated annual rent expense by approximately $0.5 million. In connection with the new lease, the Company expects to incur approximately $1.0 million in build-out cost, furniture and moving related costs. Such costs will be funded through borrowings under the Company's Revolving Loan Facility.

4. One of the Company's customers accounted for approximately 18% of the Company's revenues for the 1998 Nine-Month Period and another customer represented approximately 8% of gross accounts receivable at August 2, 1998. No other customer represented more than 6% of revenues or 7% of gross accounts receivable.

5. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):

                                             August 2,      November 2,
                                               1998            1997
                                               ----            ----
          Raw materials and supplies         $ 11,093        $  8,303
          Work-in-process                      26,159          27,459
          Finished products                    15,304           8,169
          Less market reserves                 (4,284)           (721)
                                             --------        --------
          Total                                48,272          43,210
          Difference between LIFO
            carrying value and current
            replacement cost                      613            --
                                             --------        --------
          Current replacement cost           $ 48,885        $ 43,210
                                             ========        ========

       The Company increased market reserves by $2.6 million for inventory related to the top dye worsted fabrics product line which will be discontinued as part of the 1998 Restructuring (see Note 3 to these Financial Statements). This expense was charged to cost of goods sold during the 1998 Nine-Month Period.

6. Other assets consist of (in thousands):

                                                 August 2,    November 2,
                                                   1998          1997
                                                   ----          ----
          Computer information systems,
            net of accumulated amortization
            of $30 and $0                          $  771       $   94
          Deferred financing costs, net of
            accumulated amortization of
            $585 and $164                           1,102        1,520
          Licensing and royalty agreements,
             net of accumulated amortization
             of $85 and $0                            796         --
          Other, net                                  182           56
                                                   ------       ------
          Total                                    $2,851       $1,670
                                                   ======       ======

7. Accrued liabilities consist of (in thousands):

                                           August 2,     November 2,
                                             1998           1997
                                             ----           ----
          Salaries, wages and related
            payroll taxes                   $ 1,423       $   978
          Incentive compensation                273         2,082
          Vacation and holiday                  899         1,729
          Interest on long-term debt             78            62
          Medical insurance claims            1,304         1,327
          Professional fees                     140           355
          Environmental remediation             340           361
          Deferred rental and other
            lease obligations                    12         2,186
          Other                               2,382         2,291
                                            -------       -------
          Total                             $ 6,851       $11,371
                                            =======       =======

       The Company reduced its deferred rent liability by $2.1 million in connection with of entering into the lease surrender agreement as more fully described in Note 3 to these Financial Statements.

8. Long-term debt consists of (in thousands):

                                                  August 2,      November 2,
                                                    1998            1997
                                                    ----            ----
          Revolving Loan Facility                 $ 37,629        $ 13,389
          Term Loan Facility                        22,591          30,327
          Deferred Interest Rate Notes                --             1,571
          Other note                                   422             603
          Capital lease obligations                  1,976           2,414
                                                  --------        --------
          Total debt                                62,618          48,304
          Current portion of long-term debt         (5,892)         (5,756)
                                                  --------        --------
          Total long-term debt                    $ 56,726        $ 42,548
                                                  ========        ========

       On July 23, 1997, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement provides for a revolving line of credit (including a $15.0 million letter of credit facility as amended), subject to a borrowing base formula, of up to $85 million (the "Revolving Loan Facility") and term loans of approximately $31.5 million (the "Term Loan Facility").

       At August 2, 1998, the Company's loan availability (as defined in the Loan and Security Agreement), in excess of outstanding advances and letters of credit, was approximately $17.3 million. Giving effect to certain amendments to the Loan and Security Agreement discussed below, the Company's loan availability at August 2, 1998 would have been $13.6 million, a reduction of $3.7 million (including the required Term Loan Facility payment of $1.5 million and fees of $0.1 million associated with the amendment of the Loan and Security Agreement).

       In accordance with section 4.5(c) of the Loan and Security Agreement, a Term Loan Facility payment equal to 50% of any Excess Cash Flow for any fiscal year must be made by April 30 following the end of the fiscal year in which such Excess Cash Flow arose. Excess Cash Flow for fiscal year 1997 was approximately $2.7 million, and on April 27, 1998, the Company repaid the Term Loan Facility by approximately $1.4 million through borrowings under the Revolving Loan Facility.

       The Company and its lenders as of March 24, 1998 entered into an amendment to the Loan and Security Agreement modifying, among other things, the definition of earnings before interest, income taxes, depreciation, amortization and reorganization items ("EBITDAR") and Adjusted Tangible Net Worth, and modifying certain loan covenants so as to increase permitted capital expenditures and lower the minimum fixed charge coverage ratio. Such modifications were made in anticipation of the effects of the Company's 1998 Restructuring as more fully described in Note 3 to these Financial Statements. In accordance with the amendment, the Company prepaid $3.0 million of the Term Loan Facility through borrowings under the Revolving Loan Facility on April 29, 1998.

       The Company and its lenders as of September 14, 1998 further amended and restated the Loan and Security Agreement to incorporate FAI into the Credit Facility, fund the on-going working capital needs of FAI, provide the funding to the Company to incur the necessary build out costs and relocation expenses and establish the required security deposit associated with the surrender of the Company's existing lease of its corporate and marketing offices and the relocation of such offices (see
       Note 3 to these Financial Statements) and modify certain existing financial covenants to incorporate FAI and reflect the Company's financial results to date as well as expected results for all of fiscal year 1998 and fiscal year 1999.

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

9. The Company adopted Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share as required in the first quarter of fiscal year 1998. SFAS128 replaces the presentation of "primary" (and when required "fully diluted") EPS with a presentation of "basic" and "diluted" EPS. Net loss per share basic is computed based on net loss divided by the weighted average common shares outstanding. If required, on a diluted basis, net income per share - diluted is computed by dividing net income by the weighted average common shares outstanding during the period plus the incremental shares that would have been outstanding under stock option plans. Due to the net losses incurred by the Company, the Company did not have any dilutive options for either the 1998 Third Quarter or the 1998 Nine-Month Period. Computation of per share earnings for the predecessor company for all periods presented in the Consolidated Condensed Statements of Operations and the reorganized company period from July 23, 1997 to August 3, 1997 has been omitted as such information is not deemed to be meaningful.

10. As discussed in Note 14 to the Financial Statements in the 1997 Form 10-K, the Company has accrued certain estimated costs for environmental matters.

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

       The Company submitted a CSR for the TCE and 1,1-DCA sites, which certified compliance with risk reduction standards for both sites. EPD indicated that it did not agree to the certification with respect to the TCE site. After extensive discussions with EPD concerning the issue, the Company submitted a Corrective Action Plan for the TCE site by letter dated May 15, 1997. By letter dated September 29, 1997, EPD responded to the Corrective Action Plan with notice of deficiency. The Company submitted a revised Corrective Action Plan ("CAP") on October 31, 1997. The revised CAP calls for continued operation of the Company's existing groundwater recovery system, as well as one additional groundwater recovery well and a groundwater collection trench near the former dry cleaning basement. On July 28, 1998 EPD approved the Company's CAP. The Company has begun installation of the recovery well and design of the groundwater collection trench. In addition to the installation of these two systems, the CAP requires the submission of an Annual Corrective Action Status Report to EPD.

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

       At August 2, 1998, the Company had $0.3 million accrued for costs to be incurred in connection with the TCE, 1,1-DCA and Tifton facility environmental matters. The Company, subject to EPD's response to J.P. Stevens revised CSR and compliance status certification and EPD's response to the Tifton site, believes the accrual for environmental costs at August 2, 1998 is adequate.

11. Restructuring items related to the Company's 1998 Restructuring have been segregated and included in normal operations during the 1998 Third Quarter and 1998 Nine-Month Period and consist of (in thousands):
                                                           1998          1998
                                                          Third       Nine-Month
                                                         Quarter        Period
                                                         -------        ------
       Severance and "stay-put" bonus expense
          and related employee benefits                  $   205       $ 1,172
       Loss (gain) associated with N.Y. office
          lease surrender                                    283          (375)
       Professional fees                                      47            50
       Loss on impairment of machinery and equipment         719           719
                                                         -------       -------
       Total                                             $ 1,254       $ 1,566
                                                         =======       =======

       During the 1998 Third Quarter, certain of the Company's machinery and equipment was rendered impaired. The Company currently estimates that the fair value of such equipment is $0.7 million below its current net book value. Accordingly, the Company recognized a loss on impairment of $0.7 million as a restructuring item during the 1998 Third Quarter.

       During the 1998 Nine-Month Period, the Company recognized as restructuring items severance expense of approximately $0.8 million and expense of approximately $0.4 million for stay put bonuses (see Note 3 to these Financial Statements).

       In connection with entering into the lease surrender agreement (see Note 3 to these Financial Statements), the Company wrote-down property, plant and equipment by approximately $1.1 million associated with the future abandonment of leasehold improvements and furniture and fixtures, wrote-down the estimated deferred rent liability at January 1, 1999 by approximately $2.1 million, accrued $0.5 million for broker's commission and accrued approximately $0.1 million for lease cancellation liability. These items resulted in a $0.4 million gain which was recorded as a restructuring item during the 1998 Nine-Month Period.

12. In accordance with SOP 90-7, professional fees, asset impairments and reorganization charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during the 1998 Third Quarter and the 1997 Third Quarter and the 1998 Nine-Month Period and the 1997 Nine-Month Period and consist of (in thousands):

                                                       1998             1997
                                                  Third Quarter    Third Quarter
                                                  -------------    -------------
          Professional fees                             $19          $ 1,273
          Impairment of assets                           --              327
          Expense incurred due to the rejection and
             amendment of executory contracts            --              914
          Default interest expense and
             professional fees associated with the
             Senior Secured Notes                        --              185
          Adjustment of accounts to fair value           --           22,076
          Other                                           6              301
                                                        ---           ------
          Total                                         $25          $25,076
                                                        ===          =======


                                                       1998            1997
                                                    Nine-Month      Nine-Month
                                                      Period          Period
                                                      ------          ------
          Professional fees                             $45          $ 3,102
          Impairment of assets                           --            4,602
          Expense incurred due to the rejection and
             amendment of executory contracts            --            3,314
          Default interest expense and
             professional fees associated with the
             Senior Secured Notes                        --             (388)
          Adjustment of accounts to fair value                        22,076
          Other                                          35              695
                                                        ---          -------
          Total                                         $80          $33,401
                                                        ===          =======

         During the first quarter of fiscal 1997, the Company accrued a $3.0 million loss for certain unerected equipment at the Company's Tifton facility which was held for sale. During the Company's 1997 Third Quarter, such equipment was sold and a gain of $0.1 million was realized.

         During the second quarter of fiscal 1997, pre-petition unsecured liabilities were increased by $3.3 million associated with contract rejection damages relating to the Company's former headquarters and marketing office leases ($1.7 million), the termination of a contract to purchase certain equipment ($0.9 million) and two rejected contracts relating to the former joint venture with an Italian fabric designer ($0.7 million). These charges were recognized as reorganization items during the second quarter of fiscal 1997. Such charges were partially offset by the recognition of a $0.9 million net receivable from the Company's current landlord related to its assumption of a portion of the Company's obligations under its former headquarters lease. Additionally, the Company increased market reserves by $0.9 million for inventory related to the converting fabrics product line which had been discontinued as part of the product rationalization effort undertaken in fiscal year 1996. Such reserve was necessary as a result of selling price markdowns anticipated to sell off the remaining converting fabrics inventory on hand. This expense was charged to reorganization expense during the second quarter of fiscal 1997.

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

         In connection with the adoption of "fresh-start" accounting, the Company revalued its inventories to fair market value as of July 22, 1997. This revaluation resulted in the inventory carrying value being written up by $6.5 million. Additionally, the difference between the assumed reorganization value and the fair value of the identifiable tangible and intangible assets resulted in a write-down in the value assigned to property, plant and equipment of $28.6 million. These items resulted in a $22.1 million charge to reorganization items during the 1997 Third Quarter.

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

Recent Events

Acquisition

On May 11, 1998, the Company announced that it had agreed to acquire the business and substantially all of the assets of Arenzano, a manufacturer of women's suits primarily under the "Oleg Cassini" label. Arenzano had instituted voluntary bankruptcy proceedings in April 1998. The Company's purchase was made pursuant to an order signed by United States Bankruptcy Judge Burton R. Lifland, dated May 8, 1998, in the cases entitled, In re Arenzano Trading Company, Inc. and In re B&B Corporation, Case Nos. 98 B 42508 and 98 B 42520 (BRL). The transaction was completed on May 13, 1998 at a purchase price of $2.0 million. However, the Company, as an unsecured creditor of Arenzano, is expected to receive a distribution from the bankruptcy estate in the approximate amount of $275,000 out of the proceeds to the estate from the purchase. The acquisition allows the Company to expand its fabrics business into the apparel business. The Company expects to benefit from Arenzano's expertise in contracting for the manufacture of apparel in the Caribbean, as well as its ability in sourcing complete apparel packages internationally. The Company is operating the new apparel venture as a wholly-owned subsidiary under the name Forstmann Apparel, Inc. ("FAI"). The new venture is expected to provide an enhanced outlet for the Company's fabrics while providing growth opportunities outside of the Company's core business. Arenzano had sales of approximately $17 million for its most recent fiscal year.

The working capital and capital expenditure requirements of FAI for the next twelve months will be funded from borrowings under the Revolving Loan Facility. The Company believes that availability under its Revolving Loan Facility will be adequate to fund the working capital and capital expenditure requirements of the Company, including FAI, for the next twelve months.

1998 Restructuring

On March 6, 1998, the Company announced that, as part of its long-term strategy, it will discontinue the production of top dye worsted fabrics used to manufacture men's suits and government uniforms (the "1998 Restructuring") after completing orders for its fall season. In fiscal year 1997, top dye worsteds accounted for approximately $18 million in men's suiting fabric sales and $10 million in government uniform fabric sales. This decision has resulted in the Company's previous overall workforce of approximately 2,500 people being reduced by approximately 730 people. The top dye worsted fabrics business has been a relatively small part of the Company's overall business. However, the complexity of manufacturing top dyes makes it extremely labor intensive and unprofitable at its current level. By discontinuing top dye worsted fabrics, the Company believes it can focus all of its resources on its strengths in men's and women's woolen and worsted sportswear, coating and niche specialty markets.

Implementation of the 1998 Restructuring has resulted in the Company incurring certain costs, including, among other costs, salaried severance, special one-time hourly "stay put" bonuses and equipment relocation costs. Additionally, certain of the Company's inventories have been impaired or rendered obsolete. Accordingly, during the 1998 Nine-Month Period, the Company recognized severance expense of approximately $0.8 million, accrued approximately $0.4 million for stay put bonuses, recognized a loss on impairment of $0.7 million relating to the impairment of certain machinery and equipment, and increased inventory market reserves by $2.6 million in connection with the 1998 Restructuring. Severance expense, expense associated with the stay put bonuses and the loss on impairment of certain machinery and equipment were recognized as restructuring items during the 1998 Nine-Month Period. Inventory market reserves associated with the 1998 Restructuring were included in cost of goods sold during the 1998 Nine-Month Period. Any additional impairment of inventories will be included in cost of goods sold in the periods in which the impairment can be reasonably estimated. Any additional impairment in property, plant and equipment will be recognized as a restructuring item in the periods in which the impairment can be reasonably estimated. The Company incurred costs of approximately $0.1 million during the 1998 Nine-Month Period related to the relocation of certain machinery and equipment which was included in cost of goods sold during the 1998 Nine-Month Period. Any additional costs incurred to relocate certain machinery and equipment will be charged to cost of goods sold in the periods incurred. See
Note 11 to these Financial Statements for a description of restructuring items recognized during the 1998 Nine-Month Period.

Financial Condition and Liquidity

The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for apparel manufacturers to produce apparel for retail sale during the fall and winter months. This results in a seasonal sales order and billing pattern which historically generates higher sales during the Company's second and third fiscal quarters compared to the Company's first and fourth fiscal quarters. This sales pattern places seasonal constraints on the Company's manufacturing operations which, during the first fiscal quarter, the Company has traditionally lessened by manufacturing certain components of inventory in advance of actual sales orders. Further, the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating") which permit payment 60 (sixty) days from July 1 for invoices billed in January through June encourages such coating fabric customers to place orders in advance of their actual need. This enables the Company to manufacture and bill certain coating fabric customers during the Company's first fiscal quarter. Accounts receivable at August 2, 1998 included $21.4 million of accounts receivable with dating terms, an increase of $3.3 million compared to

August 3, 1997. The Company expects FAI's sales to be somewhat counter seasonal, with the majority of FAI's sales occurring during its fourth and second fiscal quarter. The majority of FAI's sales are on net sixty day terms or less.

During the 1998 Nine-Month Period, operations used $10.4 million of cash, whereas $10.1 million was used by operations during the 1997 Nine-Month Period. Investing activities used $4.2 million in the 1998 Nine-Month Period whereas investing activities provided $1.2 million in the 1997 Nine-Month Period due to proceeds received during the Company's 1997 Third Quarter from the sale of the Company's Tifton facility and certain equipment located at the site. The Company expects spending for capital expenditures, principally plant and equipment, in fiscal year 1998 to be greater than fiscal year 1997 due to renewals or betterments of plant and equipment and compliance with environmental regulations. As a result of foregoing, during the 1998 Nine-Month Period, $14.3 million was provided by financing activities whereas during the 1997 Nine-Month Period $9.8 million was provided by financing activities.

The Company believes that cash generated from operations and borrowings under the Revolving Loan Facility will be sufficient to fund its working capital and capital expenditure requirements, including the requirements of FAI, for the next twelve months. However, expected cash flows from operations are dependent upon achieving sales expectations during the next twelve months which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under its Revolving Loan Facility will tend to increase during the first three quarters of the Company's fiscal year until the fourth quarter, when, at year-end, borrowings tend to be the lowest. However, as a result of the 1998 Restructuring, the acquisition of substantially all of the assets of Arenzano and the Company's operating results, the Company expects borrowings at the end of the fiscal year 1998 to be somewhat higher than borrowings at the end of fiscal year 1997.

The fabrics sales order backlog at August 30, 1998 was $42.0 million, whereas at the comparable time in fiscal year 1997 it was $47.5 million. The fabrics sales order backlog at August 30, 1998 reflects a weaker order position in all product lines, except specialty and womenswear fabrics which increased by $2.7 million and $0.2 million, respectively, when compared to a year earlier. Of the approximate $5.6 million decline in the fabrics sales order backlog at August 30, 1998 as compared to a year earlier, approximately $6.0 million related to menswear fabrics and government fabrics, due to the Company's decision to exit men's suits and government business (approximately $4.4 million of the decline), and to an over capacity in global worsted manufacturing as well as fashion trends. The order position for coating fabrics at August 30, 1998 has declined by $2.1 million over the comparable time a year earlier. The decrease in coating fabric sales order backlog is due, in part, to an unseasonably warm last fall and winter season which resulted in lower than anticipated women's coats selling at retail.

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Based on wool costs incurred during the 1998 Nine-Month Period and the Company's forward purchase commitments for wool delivery in the Company's fourth quarter of fiscal year 1998, the Company expects wool costs to be approximately 1% lower in fiscal year 1998 as compared to fiscal year 1997. After placing orders for the majority of the Company's wool top needs, the Company decided to exit the men's suiting and government worsted top dyed markets in conjunction with the 1998 Restructuring. Further, during fiscal year 1998, the financial crisis in the Asian markets reduced their demand for Australian supplied wool, which resulted in a decline in the market price for Australian wool and lowered the Australian dollar against the United States dollar. These factors may cause the carrying value of certain of the Company's worsted top inventories or open contracts to purchase worsted top to be valued higher than current market. This may result in the Company recognizing a "mark to market" loss during its fourth quarter of fiscal year 1998.

Results of Operations

The  discussion  below  compares  the results of  operations  for the 1998 Third
Quarter to the 1997 Third Quarter and the 1998 Nine-Month Period to the 1997 Nine-Month Period. Except as indicated in the following discussion, management believes that the impact of the Plan of Reorganization and the application of "fresh start" accounting did not significantly affect the results of operations for the 1998 Third Quarter and the 1997 Third Quarter or the 1998 Nine-Month Period and the 1997 Nine-Month Period. Further, management believes that the operating results of the Reorganized Company 1997 12-Day Period and the Predecessor Company 1997 79-Day Period is indicative of the results of operations for the 1997 Third Quarter (thirteen weeks ended August 3,1997) and that the results for the Reorganized Company 1997 12-Day Period and the Predecessor Company 1997 261-Day Period is indicative of the results of operations for the 1997 Nine-Month Period (thirty-nine weeks ended August 3,
1997). Due to the seasonal nature of the Company's business, customer order patterns, the effects of the consummation of the Plan of Reorganization, and the purchase of Arenzano during the Company's 1998 Third Quarter, results for the periods defined above are not necessarily indicative of the results for a full fiscal year.

The  application  of "fresh  start"  accounting  resulted in property  plant and equipment being written down by $28.6 million which will result in an approximate $6.4 million reduction in annual depreciation expense. Further, annual amortization expense will be approximately $0.3 million lower as a result of the Company writing off certain intangible assets (primarily deferred software development costs). The write off of the intangible assets occurred during the 1997 Third Quarter and was charged to operations ($0.9 million to cost of goods sold and $0.3 million to selling, general and administrative expenses). The Company also wrote off certain other assets and liabilities associated with the Company's headquarters lease which was charged to reorganization items during the 1997 Third Quarter ($0.9 million). In addition, as described in Note 12 contained in this 1998 Third Quarter Form 10-Q, during the 1997 Third Quarter the Company incurred additional deferred financing costs in connection with entering into the Loan and Security Agreement and other financing arrangements and wrote off certain deferred financing costs associated with the debt restructuring. The write off of deferred financing costs ($0.2 million) was charged to reorganization items during the 1997 Third Quarter.


The Thirty-Nine Weeks Ended August 2, 1998 ("1998 Nine-Month Period") compared to the Thirty-Nine Weeks Ended August 3, 1997 ("1997 Nine-Month Period")

The Company's business is seasonal. Accordingly, results for these interim periods are not indicative of results for a full fiscal year. Net sales for the 1998 Nine-Month Period were $117.6 million, a decrease of 21.5% from the 1997 Nine-Month Period. Total yards of fabric sold decreased 24.4% from the 1997 Nine-Month Period to the 1998 Nine-Month Period. However, the average per yard selling price increased to $7.57 per yard from $7.40 per yard due to shifts in product mix. Sales declined in all major product lines except for specialty fabric sales which increased by $2.7 million during the 1998 Nine-Month Period when compared to the 1997 Nine-Month Period. In addition, the Company added apparel sales of $1.6 million during the 1998 Nine-Month Period as a result of the acquisition of the Arenzano business (see Note 2 to these Financial Statements). Womenswear fabric sales were approximately $18.4 million lower in the 1998 Nine-Month Period as compared to the 1997 Nine-Month Period. Based on the current backlog of sales orders for womenswear fabric sales, market trends and increased competitive pressures, the Company expects overall womenswear fabric sales to be lower in fiscal year 1998 than in fiscal year 1997. Menswear fabric sales were $5.8 million lower in the 1998 Nine-Month Period as compared to the 1997 Nine-Month Period. The decline in menswear fabric sales is due, in part, to the Company's decision made in March 1998 to exit the men's top dyed suit business. Overall, the Company expects menswear fabric sales to be lower in fiscal year 1998 as compared to fiscal year 1997. Product lines discontinued during fiscal year 1996 (converting, career uniform and Carpini) realized sales of approximately $3.2 million in the 1997 Nine-Month Period as compared to $0.4 million in the 1998 Nine-Month Period. Coating fabric sales were approximately $4.1 million lower in the 1998 Nine-Month Period as compared to the 1997 Nine-Month Period. The decrease in coating fabric sales is due, in part, to an unseasonably warm last fall and winter season which resulted in lower than anticipated women's coats selling at retail. This has resulted in delayed fabric shipments and order assortment by the Company's coating fabric customers. Government uniform fabric sales decreased by $4.3 million during the 1998 Nine-Month Period as compared to the 1997 Nine-Month Period due to the Company's decision in March 1998 to exit this line of business.

Based on these trends (increased competitive pressures in the woolen and worsted markets, the decline in backlog of orders, and the effect of discontinued product lines) the Company expects sales revenue for fabric sales in fiscal year 1998 to be approximately 25% lower than in fiscal year 1997, exclusive of apparel sales by FAI in the Company's 1998 Third Quarter and the fourth quarter of fiscal year 1998. Accordingly, on March 6, 1998, the Company announced that, as part of its long-term strategy, it will discontinue the production of top dye worsted fabrics used to manufacture men's suits and government uniforms after completing orders for its fall season. In fiscal year 1997, top dyed worsteds accounted for approximately $18 million in men's suiting fabric sales and $10 million in government uniform fabric sales.. The top dye worsted fabrics business has been a relatively small part of the Company's overall business. However, the complexity of manufacturing top dyes makes it extremely labor intensive and unprofitable at its current level. By discontinuing top dye worsted fabrics, the Company believes it can focus all of its resources on its strengths in men's and women's woolen and worsted sportswear, coating and niche specialty markets. Further, in addition to exiting the production of top-dyed worsted fabrics, the Company is consolidating certain manufacturing operations and implementing other plans designed to align its costs during fiscal year 1998 with the decline in sales anticipated in fiscal year 1998. However, there can be no assurance as to the level of sales that will actually be attained in fiscal year 1998, as sales are dependent on market conditions and other factors beyond the Company's control, nor can there be assurance that the Company's cost reduction will be implemented successfully.

Cost of goods sold  decreased  $24.5 million to $104.4  million  during the 1998
Nine-Month Period primarily as a result of the decline in sales and change in product mix and a $5.4 million decline in depreciation and amortization expense primarily due to the effect of "fresh start" accounting previously discussed herein. Gross profit decreased $7.7 million or 36.9% to $13.2 million in the 1998 Nine-Month Period, and gross profit margin for the 1998 Nine-Month Period was 11.2% compared to 14.0% for the 1997 Nine-Month Period. Included in cost of goods sold during the 1998 Nine-Month Period is a $2.6 million charge relating to increased market reserves recorded as a result of the 1998 Restructuring (see
Note 3 to these Financial Statements). During the 1998 Nine-Month Period, FAI's gross profit was $0.4 million and its gross profit margin was 26.4%.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 17.2% to $9.9 million in the 1998 Nine-Month Period compared to $12.0 million in the 1997 Nine-Month Period. The majority of the decrease in the 1998 Nine-Month Period is due to lower incentive compensation expense, depreciation and amortization expense and human resource related expenses. Incentive compensation expense in the 1998 Nine-Month Period was lower than in the 1997 Nine-Month Period due to the expectation that no management incentive will be paid for fiscal year 1998, whereas management incentive was paid for fiscal year 1997. Additionally, a one-time special bonus plan implemented in fiscal year 1997 for certain key employees, which was triggered by the Company's emergence from Bankruptcy was not repeated in fiscal year 1998. The decline in depreciation and amortization expense is primarily due to the effect of "fresh start" accounting previously discussed herein. Human resource related expenses decreased as a result of the Company's continuing efforts to reduce its overhead in response to reduced sales. Somewhat offsetting these declines was increased professional expenses. Included in selling, general and administrative expenses is $0.8 million related to FAI.

The provision for uncollectible accounts increased to $0.6 million in the 1998 Nine-Month Period as compared to $0.3 million in the 1997 Nine-Month Period. See
Note 3 to the Financial Statements contained in the 1997 Form 10-K for a discussion of the Company's accounting policies regarding the establishment of its allowance for uncollectible accounts.

Restructuring items were $1.6 million in the 1998 Nine-Month Period. Reference is made to Note 11 to these Financial Statements for a discussion of restructuring items incurred during the 1998 Nine-Month Period. The Company expects to incur additional restructuring items associated with the 1998 Restructuring during its fourth quarter of fiscal year 1998. Additionally, in connection with a settlement with the former owners of Arenzano, FAI expects to recognize approximately $0.4 million in restructuring items during its fourth quarter of fiscal year 1998.

Interest expense for the 1998 Nine-Month Period was $4.9 million as compared to $5.2 million in the 1997 Nine-Month Period. This decrease is attributable to lower interest rates in effect under the Loan and Security Agreement during the 1998 Nine-Month Period as compared to interest rates in effect in the 1997 Nine-Month Period.

As a result of the foregoing, a loss before reorganization items, income tax and extraordinary item of $3.9 million was realized in the 1998 Nine-Month Period as compared to income before reorganization items, income tax and extraordinary item of $3.4 million in the 1997 Nine-Month Period. During the 1998 Nine-Month Period, FAI realized a loss before reorganization items, income tax and extraordinary item of $0.4 million. Income before depreciation and amortization, reorganization and restructuring items, interest expense, income taxes and extraordinary item during the 1998 Nine-Month Period was $6.3 million as compared to $18.6 million during the 1997 Nine-Month Period. However, included in income before depreciation and amortization, reorganization and restructuring items, interest expense, income taxes and extraordinary item during the 1998 Nine-Month Period was a $2.6 million charge relating to increased market reserves recorded as a result of the 1998 Restructuring (see Note 3 to these Financial Statements). During the 1998 Nine-Month Period, FAI's loss before depreciation and amortization, reorganization and restructuring items, interest expense, income taxes and extraordinary item was $0.3 million.

Reorganization items were $33.4 million in the 1997 Nine-Month Period as compared to $0.1 million in the 1998 Nine-Month Period. Reference is made to
Note 12 to these Financial Statements for a discussion of reorganization items incurred during the 1997 Nine-Month Period and 1998 Nine-Month Period.

During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue code. For the 1998 Nine-Month Period and the Predecessor Company 1997 261-Day Period, no income tax benefit was recognized from the realization of net operating losses. In accordance with SOP 90-7, an income tax provision not payable in cash was recognized for the Reorganized Company 1997 12-Day Period at an effective income tax rate of 39.0%. Such provision was credited against additional paid-in capital as net operating losses generated during the Predecessor Company 1997 261-Day Period can be used to offset net taxable income generated in future periods.

As a result of the consummation of the Plan of Reorganization which resulted in the exchange of the general unsecured claims against the Company for equity in the reorganized Company, the Company recognized an extraordinary gain on debt discharge of $24.1 million during the Predecessor Company 1997 79-Day Period. The Company had sufficient net operating loss carryforwards to offset this gain and therefore, no income tax was recorded.

As a result of the foregoing, net loss for the 1998 Nine-Month Period was $3.9 million as compared to a net loss of $6.4 million in the 1997 Nine-Month Period. During the 1998 Nine-Month Period, FAI realized a net loss of $0.4 million.


The Thirteen Weeks ended August 2, 1998 (the "1998 Third Quarter") compared to the Thirteen Weeks ended August 3, 1997 (the "1997 Third Quarter").

Net sales for the 1998 Third Quarter were $39.0 million, a decrease of 27.6% from the 1997 Third Quarter. Total yards of fabric sold decreased 29.7% during the 1998 Third Quarter. The average per yard selling price decreased to $7.62 per yard from $7.73 per yard. Sales declined in all major product lines except for specialty fabric sales and apparel sales. Such decrease is attributable to the reasons discussed in the Nine-Month Period comparison above.

Cost of goods sold decreased $10.7 million to $37.0 million during the 1998 Third Quarter primarily as a result of lower sales. Gross profit decreased $4.2 million or 67.9% to $2.0 million in the 1998 Third Quarter, and gross profit margin for the 1998 Third Quarter was 5.1% compared to 11.4% for the 1997 Third Quarter. Included in cost of goods sold during the 1998 Third Quarter is a $1.5 million charge relating to increased market reserves recorded as a result of the 1998 Restructuring (see Note 3 to these Financial Statements). During the 1998 Third Quarter, FAI's gross profit was $0.4 million and its gross profit margin was 26.4%.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 21.1% to $3.2 million in the 1998 Third Quarter compared to $4.0 million in the 1997 Third Quarter. The majority of the decrease in the 1998 Third Quarter is due to lower incentive compensation expense and lower depreciation and amortization. Such reduction is attributable to the reasons discussed in the Nine-Month Period comparison above. Included in selling, general and administrative expenses is $0.8 million related to FAI.

The provision for uncollectible accounts was $0.1 million during the 1998 Third Quarter compared to a gain of $0.1 million during the 1997 Third Quarter.

Restructuring items were $1.3 million in the 1998 Third Quarter. Reference is made to Note 11 to these Financial Statements for a discussion of restructuring items incurred during the 1998 Third Quarter. The Company expects to incur additional restructuring items associated with the 1998 Restructuring during its fourth quarter of fiscal year 1998. Additionally, in connection with a settlement with the former owners of Arenzano, FAI expects to recognize approximately $0.4 million as a restructuring item during its fourth quarter of fiscal year 1998.

Interest expense for the 1998 Third Quarter was $1.8 million or $0.1 million lower than the 1997 Third Quarter. This decrease is attributable to lower interest rates in effect under the Loan and Security Agreement during the 1998 Third Quarter as compared to interest rates in effect in the 1997 Third Quarter.

As a result of the foregoing, a loss before reorganization items, income tax and extraordinary item of $4.3 million was realized in the 1998 Third Quarter as compared to income before reorganization items, income tax and extraordinary item of $0.4 million in the 1997 Third Quarter. During the 1998 Third Quarter, FAI realized a loss before reorganization items, income tax and extraordinary item of $0.4 million. Income before depreciation and amortization, reorganization and restructuring items, interest expense, income taxes and extraordinary item during the 1998 Third Quarter was less than $0.1 million as compared to $6.6 million during the 1997 Third Quarter. However, included in income before depreciation and amortization, reorganization and restructuring items, interest expense, income taxes and extraordinary item during the 1998 Third Quarter is a $1.5 million charge relating to increased market reserves recorded as a result of the 1998 Restructuring (see Note 3 to these Financial Statements). During the 1998 Third Quarter, FAI's loss before depreciation and amortization, reorganization and restructuring items, interest expense, income taxes and extraordinary item was $0.3 million.

Reorganization items were $25.1 million in the 1997 Third Quarter as compared to less than $0.1 million during the 1998 Third Quarter. Reference is made to Note 12 to these Financial Statements for a discussion of reorganization items incurred during the 1997 Third Quarter and 1998 Third Quarter.

During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue code. For the 1998 Third Quarter and the Predecessor Company 1997 79-Day Period, no income tax benefit can be recognized from the realization of net operating losses. In accordance with SOP 90-7, an income tax provision not payable in cash was recognized for the Reorganized Company 1997 12-Day Period at an effective income tax rate of 39.0%. Such provision was credited against additional paid-in capital as net operating losses generated during the Predecessor Company 1997 261-Day Period can be used to offset net taxable income generated in future periods.

As a result of consummation of the Plan of Reorganization which resulted in the exchange of the general unsecured claims against the Company for equity in the reorganized Company, the Company recognized an extraordinary gain on debt discharge of $24.1 million during the 1997 Third Quarter. The Company had sufficient net operating loss carry forwards to offset this gain and therefore, no income tax was recorded.

As a result of the foregoing, net loss was $4.2 million in the 1998 Third Quarter compared to $1.1 million in the 1997 Third Quarter. During the 1998 Third Quarter, FAI realized a net loss of $0.4 million.

PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K:

(a)  Exhibits

          4 Amended and Restated Loan and Security Agreement dated as of September 14, 1998.

         10 Lease Surrender Agreement dated August 31, 1998 between the Company and 1155 Avamer Reality Corp.

         15 Independent Accountants' Review Report, dated September 4, 1998 from Deloitte & Touche LLP to Forstmann & Company, Inc.

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




                                FORSTMANN & COMPANY, INC.
                                -------------------------
                                (Registrant)




                                /s/Rodney Peckham
                                -----------------
                                Rodney Peckham
                                Executive Vice President
                                Finance, Administration and
                                Strategic Planning

 September 16, 1998
--------------------
      Date

                                  EXHIBIT INDEX


Exhibit                                                               Sequential
  No.   Description                                                     Page No.
------- ------------                                                  ----------
4       Amended and Restated Loan and Security Agreement
        dated as of September 14, 1998.                                    33

10      Lease Surrender Agreement dated August 31, 1998 between
        the Company and 1155 Avamer Realty Corp.                          247

15      Independent Accountants' Review Report, dated
        September 4, 1998, from Deloitte & Touche
        LLP to Forstmann & Company, Inc.                                  265

                                                                     Exhibit 4

                AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT

                         Dated as of September 14, 1998

                                      Among

                     THE FINANCIAL INSTITUTIONS NAMED HEREIN

                                 as the Lenders

                                       and

                        BANKAMERICA BUSINESS CREDIT, INC.

                                  as the Agent

                                       and

                            FORSTMANN & COMPANY, INC.

                                       and

                             FORSTMANN APPAREL, INC.

                                as the Borrowers

                                TABLE OF CONTENTS

Section                                                                    Page

                                                     ARTICLE 1

                                         INTERPRETATION OF THIS AGREEMENT

  1.1          Definitions.................................................. 2
               -----------
  1.2          Accounting Terms.............................................33
               ----------------
  1.3          Interpretive Provisions......................................33
               -----------------------

                                                     ARTICLE 2

                                            LOANS AND LETTERS OF CREDIT

  2.1          Total Facility...............................................34
               --------------
  2.2          Revolving Loans..............................................35
               ---------------
  2.3          Term Loans...................................................42
               ----------
  2.4          Letters of Credit............................................43
               -----------------
  2.5          Automated Clearing House Transfers and Overdrafts............49
               -------------------------------------------------

                                                     ARTICLE 3

                                                 INTEREST AND FEES

  3.1          Interest.....................................................50
               --------
  3.2          Conversion and Continuation Elections........................51
               -------------------------------------
  3.3          Maximum Interest Rate........................................52
               ---------------------
  3.4          Facility Fee; Closing Fee....................................53
               -------------------------
  3.5          Unused Line Fee..............................................53
               ---------------
  3.6          Letter of Credit Fee.........................................53
               --------------------

                                                     ARTICLE 4

                                             PAYMENTS AND PREPAYMENTS

  4.1          Revolving Loans..............................................54
               ---------------
  4.2          Termination of Revolving Credit Facility.....................54
               ----------------------------------------
  4.3          Repayment of the Term Loans..................................55
               ---------------------------
  4.4          Voluntary Prepayments of the Term Loans......................55
               ---------------------------------------
  4.5          Mandatory Prepayments of the Term Loans......................55
               ---------------------------------------
  4.6          Payments by the Borrowers....................................56
               -------------------------
  4.7          Payments as Revolving Loans..................................56
               ---------------------------
  4.8          Apportionment, Application and Reversal of Payments..........57
               ---------------------------------------------------
  4.9          Indemnity for Returned Payments..............................57
               -------------------------------
  4.10         Agent's and Lenders' Books and Records; Monthly Statements
               ----------------------------------------------------------
                ............................................................58

                                                     ARTICLE 5

                                      TAXES, YIELD PROTECTION AND ILLEGALITY

  5.1          Taxes........................................................58
               -----
  5.2          Illegality...................................................60
               ----------
  5.3          Increased Costs and Reduction of Return......................60
               ---------------------------------------
  5.4          Funding Losses...............................................61
               --------------

  5.5          Inability to Determine Rates.................................61
               ----------------------------
  5.6          Certificates of Lenders......................................62
               -----------------------
  5.7          Survival.....................................................62
               --------

                                                     ARTICLE 6

                                                    COLLATERAL

  6.1          Grant of Security Interest...................................62
               --------------------------
  6.2          Perfection and Protection of Security Interest...............63
               ----------------------------------------------
  6.3          Location of Collateral.......................................64
               ----------------------
  6.4          Title to, Liens on, and Sale and Use of Collateral...........65
               --------------------------------------------------
  6.5          Appraisals...................................................66
               ----------
  6.6          Access and Examination; Confidentiality......................66
               ---------------------------------------
  6.7          Collateral Reporting.........................................67
               --------------------
  6.8          Accounts.....................................................68
               --------
  6.9          Collection of Accounts; Payments.............................70
               --------------------------------
  6.10         Inventory; Perpetual Inventory...............................71
               ------------------------------
  6.11         Equipment....................................................71
               ---------
  6.12         Assigned Contracts...........................................72
               ------------------
  6.13         Documents, Instruments, and Chattel Paper....................73
               -----------------------------------------
  6.14         Right to Cure................................................73
               -------------
  6.15         Power of Attorney............................................74
               -----------------
  6.16         The Agent's and Lenders' Rights, Duties and Liabilities......74
               -------------------------------------------------------
  6.17         Site Visits, Observations and Testing........................75
               -------------------------------------

                                                     ARTICLE 7

                BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES

  7.1          Books and Records............................................76
               -----------------
  7.2          Financial Information........................................76
               ---------------------
  7.3          Notices to the Lenders.......................................79
               ----------------------

                                                     ARTICLE 8

                                      GENERAL WARRANTIES AND REPRESENTATIONS

  8.1          Authorization, Validity, and Enforceability of this
               ---------------------------------------------------
               Agreement and the Loan Documents............................. 82
               --------------------------------
  8.2          Validity and Priority of Security Interest................... 82
               ------------------------------------------
  8.3          Organization and Qualification............................... 83
               ------------------------------
  8.4          Corporate Name; Prior Transactions........................... 83
               ----------------------------------
  8.5          Subsidiaries and Affiliates.................................. 83
               ---------------------------
  8.6          Projections; Balance Sheet................................... 83
               --------------------------
  8.7          Capitalization............................................... 83
               --------------
  8.8          Solvency..................................................... 84
               --------
  8.9          Debt......................................................... 84
               ----
  8.10         Distributions................................................ 84
               -------------
  8.11         Title to Property............................................ 84
               -----------------
  8.12         Real Estate; Leases.......................................... 84
               -------------------
  8.13         Proprietary Rights........................................... 84
               ------------------
  8.14         Trade Names and Terms of Sale................................ 85
               -----------------------------
  8.15         Litigation................................................... 85
               ----------
  8.16         Restrictive Agreements....................................... 85
               ----------------------
  8.17         Labor Disputes............................................... 85
               --------------
  8.18         Environmental Laws........................................... 85
               ------------------

  8.19         No Violation of Law.......................................... 87
               -------------------
  8.20         No Default................................................... 87
               ----------
  8.21         ERISA Compliance............................................. 87
               ----------------
  8.22         Taxes........................................................ 88
               -----
  8.23         Regulated Entities........................................... 88
               ------------------
  8.24         Use of Proceeds; Margin Regulations.......................... 88
               -----------------------------------
  8.25         Copyrights, Patents, Trademarks and Licenses, etc............ 88
               -------------------------------------------------
  8.26         No Material Adverse Change................................... 88
               --------------------------
  8.27         Full Disclosure.............................................. 89
               ---------------
  8.28         Material Agreements.......................................... 89
               -------------------
  8.29         Bank Accounts................................................ 89
               -------------
  8.30         Governmental Authorization................................... 89
               --------------------------
  8.31         Acquisition.................................................. 89
               -----------

                                                     ARTICLE 9

                                        AFFIRMATIVE AND NEGATIVE COVENANTS

  9.1          Taxes and Other Obligations.................................. 89
               ---------------------------
  9.2          Corporate Existence and Good Standing........................ 90
               -------------------------------------
  9.3          Compliance with Law and Agreements; Maintenance of
               --------------------------------------------------
               Licenses..................................................... 90
               --------
  9.4          Maintenance of Property...................................... 90
               -----------------------
  9.5          Insurance.................................................... 90
               ---------
  9.6          Condemnation................................................. 92
               ------------
  9.7          Environmental Laws........................................... 92
               ------------------
  9.8          Compliance with ERISA........................................ 93
               ---------------------
  9.9          Mergers, Consolidations or Sales............................. 93
               --------------------------------
  9.10         Distributions; Capital Change; Restricted Investments........ 94
               -----------------------------------------------------
  9.11         Transactions Affecting Collateral or Obligations............. 94
               ------------------------------------------------
  9.12         Guaranties................................................... 94
               ----------
  9.13         Debt......................................................... 94
               ----
  9.14         Prepayment................................................... 94
               ----------
  9.15         Transactions with Affiliates................................. 95
               ----------------------------
  9.16         Investment Banking and Finder's Fees......................... 95
               ------------------------------------
  9.17         Business Conducted........................................... 96
               ------------------
  9.18         Liens........................................................ 96
               -----
  9.19         Sale and Leaseback Transactions.............................. 96
               -------------------------------
  9.20         Subsidiaries................................................. 96
               ------------
  9.21         Fiscal Year.................................................. 96
               -----------
  9.22         Capital Expenditures; MIS Expenditures....................... 96
               --------------------------------------
  9.23         Operating Lease Obligations.................................. 97
               ---------------------------
  9.24         Adjusted Tangible Net Worth.................................. 97
               ---------------------------
  9.25         Interest Coverage Ratio...................................... 97
               -----------------------
  9.26         Fixed Charge Coverage Ratio.................................. 98
               ---------------------------
  9.27         Use of Proceeds.............................................. 98
               ---------------
  9.28         Plan of Reorganization....................................... 98
               ----------------------
  9.29         Further Assurances........................................... 98
               ------------------
  9.30         Minimum EBITDA............................................... 98
               --------------

                                                    ARTICLE 10

                                               CONDITIONS OF LENDING

  10.1         Conditions Precedent to Effectiveness of Agreement........... 99
               --------------------------------------------------
  10.2         Conditions Precedent to Each Loan............................101
               ---------------------------------

                                                    ARTICLE 11

                                                 DEFAULT; REMEDIES

  11.1         Events of Default............................................102
               -----------------
  11.2         Remedies.....................................................105
               --------

                                                    ARTICLE 12

                                               TERM AND TERMINATION

  12.1         Term and Termination.........................................107
               --------------------

                                                    ARTICLE 13

                      AMENDMENTS; WAIVER; PARTICIPATION; ASSIGNMENTS; SUCCESSORS

  13.1         No Waivers; Cumulative Remedies..............................107
               -------------------------------
  13.2         Amendments and Waivers.......................................107
               ----------------------
  13.3         Assignments; Participation...................................108
               --------------------------

                                                    ARTICLE 14

                                                     THE AGENT

  14.1         Appointment and Authorization................................111
               -----------------------------
  14.2         Delegation of Duties.........................................112
               --------------------
  14.3         Liability of Agent...........................................112
               ------------------
  14.4         Reliance by Agent............................................112
               -----------------
  14.5         Notice of Default............................................113
               -----------------
  14.6         Credit Decision..............................................113
               ---------------
  14.7         Indemnification..............................................114
               ---------------
  14.8         Agent in Individual Capacity.................................114
               ----------------------------
  14.9         Successor Agent..............................................115
               ---------------
  14.10        Withholding Tax..............................................115
               ---------------
  14.11        Collateral Matters...........................................117
               ------------------
  14.12        Agency for Perfection........................................118
               ---------------------
  14.13        Payments by Agent to Lenders.................................118
               ----------------------------
  14.14        Concerning the Collateral and the Related Loan Documents
                ............................................................118

                                                    ARTICLE 15

                                                   MISCELLANEOUS

  15.1         Cumulative Remedies; No Prior Recourse to Collateral.........119
               ----------------------------------------------------
  15.2         Severability.................................................119
               ------------
  15.3         Governing Law; Choice of Forum; Service of Process...........119
               --------------------------------------------------
  15.4         WAIVER OF JURY TRIAL.........................................120
               --------------------
  15.5         Survival of Representations and Warranties...................120
               ------------------------------------------
  15.6         Other Security and Guaranties................................121
               -----------------------------
  15.7         Fees and Expenses............................................121
               -----------------
  15.8         Notices......................................................122
               -------
  15.9         Waiver of Notices............................................123
               -----------------
  15.10        Binding Effect...............................................123
               --------------
  15.11        Indemnity of the Agent and the Lenders by the Borrower.......123
               ------------------------------------------------------
  15.12        Restrictions on Actions by Lenders; Sharing of Payments......124
               -------------------------------------------------------

  15.13        Field Audit and Examination Reports; Disclaimer by Lenders
                ............................................................125
  15.14        Relation Among Lenders.......................................126
               ----------------------
  15.15        Limitation of Liability......................................126
               -----------------------
  15.16        Final Agreement..............................................126
               ---------------
  15.17        Counterparts.................................................126
               ------------
  15.18        Captions.....................................................126
               --------
  15.19        Signatures by Telecopy.......................................127
               ----------------------
  15.20        Joint and Several Liability..................................127
               ---------------------------
  15.21        Waiver of Default............................................128
               -----------------

                             EXHIBITS AND SCHEDULES

EXHIBIT A -                    Form of Term Note

SCHEDULE A TO NOTE -           Base Rate Loans and Repayment of
                               Base Rate Loans

SCHEDULE B TO NOTE -           LIBOR Rate Loans and Repayment of
                               LIBOR Rate Loans

EXHIBIT B -                    Form of Borrowing Base Certificate

EXHIBIT C -                    [Intentionally omitted.]

EXHIBIT D -                    List of Closing Documents

EXHIBIT E -                    Form of Notice of Borrowing

EXHIBIT F -                    Form of Notice of
                               Conversion/Continuation

EXHIBIT G -                    Form of Assignment and Acceptance
                               Agreement

EXHIBIT H -                    Form of Subsidiary Pledge Agreement
                               (Accounts Receivable Notes)

EXHIBIT I -                    Form of Company Pledge Agreement
                               (Accounts Receivable Notes)

EXHIBIT J -                    Form of Company Pledge Agreement
                               (Shares of FAI)

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

SCHEDULE 8.14 -                Trade Names

SCHEDULE 8.15 -                Litigation

SCHEDULE 8.17 -                Labor Matters

SCHEDULE 8.18 -                Environmental Law Matters

SCHEDULE 8.21 -                ERISA Matters

SCHEDULE 8.22 -                Taxes

SCHEDULE 8.28 -                Material Agreements

SCHEDULE 8.29 -                Bank Accounts

SCHEDULE 8.31 -                Reorganization Matters

SCHEDULE 9.15 -                Promissory Notes

SCHEDULE 9.17 -                Management Compensation






                AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT

         Loan and Security Agreement, dated as of July 23, 1997, as amended by Amendment No. 1 to Loan and Security Agreement, dated as of March 13, 1998, as amended by Amendment No. 2 to Loan and Security Agreement, dated as of March 24, 1998 (the "Original Loan Agreement"), as amended and restated as of September 14, 1998, among the financial institutions listed on the signature pages hereof (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"); BankAmerica Business Credit, Inc., a Delaware corporation ("BABC") with an office at 40 East 52nd Street, New York, New York 10022, as agent for the Lenders (in its capacity as agent, the "Agent"); and Forstmann & Company, Inc., a Georgia corporation, with offices at 1155 Avenue of the Americas, New York, New York 10036 ("Forstmann") and Forstmann Apparel, Inc., a New York corporation, with offices at 500 Seventh Avenue, 17th Floor, New York, New York 10018 ("FAI") (each of the foregoing, individually a "Borrower" and, collectively, the "Borrowers").


                               W I T N E S S E T H


         WHEREAS, Forstmann filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") a petition for relief under Chapter 11 of the Bankruptcy Code (as defined below) and proposed a plan of reorganization; and

         WHEREAS, by an order dated July 9, 1997, the Bankruptcy Court confirmed Forstmann's plan of reorganization; and

         WHEREAS, Forstmann, certain financial institutions (the "Original Lenders") and the Agent are parties to the Original Loan Agreement pursuant to which, inter alia, the Agent and the Original Lenders made available to Forstmann a revolving line of credit for loans and letters of credit in an amount not to exceed $85,000,000 and made term loans to Forstmann in the aggregate principal amount of $31,450,000; and

         WHEREAS, the Borrowers, the Agent and the other parties hereto wish to amend and restate the Original Loan Agreement to, inter alia, permit Forstmann to establish a wholly-owned subsidiary (FAI) which will operate in a new line of business, to include FAI as a Borrower hereunder, and permit FAI to use proceeds of the loans hereunder to acquire certain assets and to operate its business, upon the terms and conditions set forth in this Agreement.

         NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth in this Agreement, and for good and valuable consideration, the receipt of which is hereby acknowledged, the Lenders, the Agent, and the Borrowers hereby agree that the Original Loan Agreement is hereby amended and restated to read in its entirety as follows.


                                                     ARTICLE 1

                                         INTERPRETATION OF THIS AGREEMENT

         1.1          Definitions.  As used herein:

                      "Accounts" means any and all of the Borrowers' now owned or hereafter acquired or arising accounts, and any other rights to payment for the sale or lease of goods or rendition of services, whether or not they have been earned by performance.

                      "Account Debtor" means each Person obligated in any way on or in connection with an Account.

                      "ACH Settlement Risk Reserve" means any and all reserves which the Agent from time to time establishes, in its sole discretion, with respect to ACH Transactions.

                      "ACH Transactions" means all debts, liabilities, and obligations now or hereafter owing from the Borrowers to Bank of America arising from or related to cash management services including the automatic clearing house transfer of funds by the Bank of America for the accounts of the Borrowers pursuant to agreement or overdrafts.

                      "Acquisition Order" means the order of the Bankruptcy Court, dated May 8, 1998 authorizing the sale of substantially all of the assets of Arenzano Trading Co., Inc. ("Arenzano") and B&B
Corporation ("BBC") to FAI.

                      "Adjusted Tangible Assets" means all of the Borrowers' assets except: (a) deferred assets, other than prepaid insurance and prepaid taxes; (b) patents, copyrights, trademarks, trade names, franchises, goodwill, and other similar intangibles; (c) unamortized debt discount and expense; (d) assets of the Borrowers constituting Intercompany Accounts; and (e) fixed assets to the extent of any write-up in the book value thereof resulting from a revaluation effective after the Closing Date.

                      "Adjusted Tangible Net Worth" means, at any date:  (a)
the book value (after deducting related depreciation, obsolescence, amortization, valuation, and other proper reserves as determined in accordance with GAAP) at which the Adjusted Tangible Assets would be shown on a consolidated balance sheet of the Borrowers at such date prepared in accordance with GAAP; less (b) the amount at which the Borrowers' liabilities (excluding deferred tax liabilities and Unfunded Pension Liability) would be shown on such balance sheet, including as liabilities all reserves for contingencies and other potential liabilities which would be required to be shown on such balance sheet; provided, however, that any calculation of "Adjusted Tangible Net Worth" pursuant to this Agreement shall exclude any extraordinary gains and losses and any last-in-first-out ("LIFO") adjustments on a cumulative basis from and after the Effective Date, provided further, however, that any calculation of 'Adjusted Tangible Net Worth' pursuant to this Agreement shall exclude the 1998-1999 Extraordinary Charges.

                      "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person or which owns, directly or indirectly, ten percent (10%) or more of the outstanding equity interest of such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract, or otherwise. Notwithstanding the foregoing, the term "Affiliate," as it pertains to the Borrowers, shall not be deemed to include any Lender or any Affiliate of any Lender.

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

                      "Aggregate Revolver Outstandings" means, at any time, the sum of all Revolver Outstandings for all Borrowers.

                      "Aggregate Availability" means, at any time, the sum of the Availability for all Borrowers.

                      "Agreement" means this Amended and Restated Loan and Security Agreement.

                      "Anniversary Date" means each anniversary of the Closing Date.

                      "Applicable Margin" means

                            (i)    with respect to Base Rate Revolving Loans and
all other Obligations (other than Base Rate Term Loans and LIBOR Rate Loans), one-quarter of one percent (.25%);

                           (ii)    with respect to Base Rate Term Loans, three-
quarters of one percent (.75%);

                          (iii)    with respect to LIBOR Revolving Loans, two
and one-half percent (2.50%); and

                           (iv)    with respect to LIBOR Term Loans, three
percent (3.00%).

                      "Assigned Contracts" means, collectively, all of each Borrower's rights and remedies under, and all moneys and claims for money due or to become due to such Borrower under those contracts set forth on Schedule 1.1(a), and any other material contracts, and any and all amendments, supplements, extensions, and renewals thereof including, without limitation, all rights and claims of such Borrower now or hereafter existing: (i) under any insurance, indemnities, warranties, and guarantees provided for or arising out of or in connection with any of the foregoing agreements; (ii) for any damages arising out of or for breach or default under or in connection with any of the foregoing contracts; (iii) to all other amounts from time to time paid or payable under or in connection with any of the foregoing agreements; or (iv) to exercise or enforce any and all covenants, remedies, powers and privileges thereunder.

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

                      "Availability" means, at any time, for any Borrower,

         (a) the lesser of:

                      (i) if the Borrower is Forstmann, the Maximum Revolver Amount less the aggregate Revolver Outstandings for all other Borrowers, and if the Borrower is FAI, the lesser of (a) the Maximum Revolver Amount less the aggregate Revolver Outstandings for all other Borrowers, or (b) $12,000,000; or

                      (ii) the sum of:

                              (A) if the Borrower is Forstmann, eighty-five percent (85%), and if the Borrower is FAI, eighty percent (80%) (provided, however, that if the
                              Borrower is FAI, and the calculation of Availability is made in the months of January, February, March, August, September or October, such percentage shall be eighty-five percent (85%)), of the Net Amount of Eligible Accounts (other than Eligible Bill and Hold Accounts) owed to such Borrower,

                              (B) if the Borrower is Forstmann, the lesser of $15 million (less the aggregate amount of Eligible Bill and Hold Accounts for all other Borrowers) or eighty-five percent (85%) of the Net Amount of Eligible Bill and Hold Accounts owed to Forstmann,

                              (C) (1) if the Borrower is Forstmann, (a) in the case of Eligible Inventory consisting of work-in-process or yarn, fifty percent (50%) of the lower of cost, determined on a first-in-first-out ("FIFO") basis, or market value of such Eligible Inventory of such Borrower, and
                              (b) in the case of all other Eligible Inventory, sixty-five percent (65%) of the lower of cost, determined on a first-in-first-out ("FIFO") basis, or market value of such Eligible Inventory of such Borrower, and

                                       (2) if the Borrower is FAI, fifty percent
                              (50%) of the lower of cost, determined on a first-in-first-out ("FIFO") basis, or market value of Eligible Inventory consisting of raw materials of such Borrower, and sixty (60%) of the lower of cost, determined on a first-in-first-out ("FIFO") basis, or market value of Eligible Inventory consisting of finished goods of such Borrower, and

                              (D) without duplication of (C), above, (1) if the Borrower is Forstmann, fifty-five percent (55%) of the lower of cost, determined on a FIFO basis, or market value of Eligible Letter of Credit Inventory of such Borrower;

                              (2) if the Borrower is FAI, forty-five percent (45%) of the lower of cost, determined on a FIFO basis, or market value of Eligible Letter of Credit Inventory of such Borrower consisting of piece goods, and fifty-five percent (55%) of the lower of cost, determined on a FIFO basis, or market value of Eligible Letter of Credit Inventory of such Borrower consisting of finished goods;


                              provided, that at no time shall the sum of outstanding Revolving Loans based upon the value of (C) and (D) above exceed $30,000,000 ("Maximum Inventory Loan") for all Borrowers in the aggregate, or $4,000,000 if the Borrower is FAI, and provided that in the case of any Borrower, at no time shall the sum of outstanding Revolving Loans to such Borrower based upon the value of (C) and (D) above exceed the sum of $30,000,000 less the amount of such loans outstanding to all other Borrowers; minus

         (b) the sum of:

                      (i) the Revolver Outstandings for such Borrower,

                      (ii) reserves for such Borrower for accrued interest on the Obligations,

                      (iii) the Environmental Compliance Reserve for such Borrower,

                      (iv) the ACH Settlement Risk Reserve for such Borrower,
                      (v) in the case of FAI, the Promotional Reserve for such Borrower,

                      (vi) in the case of Forstmann, the Availability
                      Reserve, and

                      (vii) all other reserves (including, without limitation, any and all reserves established by the Agent in respect of waivers referenced in Section 6.2(b) which any Borrower has failed to obtain, Liens referenced in Section 9.1, judgments referenced in Section 11.1(m) or taxes, assessments or other similar charges of any Borrower under
                      Section 9.1) which the Agent deems necessary in the reasonable exercise of its credit judgment to maintain with respect to the Borrowers' accounts, including, without limitation, reserves for any amounts which the Agent or any Lender may be obligated to pay in the future for the account of any Borrower.

                      "Availability Reserve" means, at any time, the difference of (i) $6,500,000, minus (ii) the product of (x) $47,500 times (y) the number of all regularly scheduled payments of principal made by the Borrowers pursuant to Section 2.3(c), with respect to Term Loans on or prior to such time.

                      "BABC" has the meaning specified in the introductory paragraph hereof.

                      "BABC Loan" and "BABC Loans" have the meanings specified in Section 2.2(h).

                      "Bank of America" means Bank of America National Trust and Savings Association, a national banking association, or any successor entity thereto.

                      "Bankruptcy Code" means Title 11 of the United States Code (11 U.S.C.Code 101 et seq.).

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

                      "Bill and Hold Accounts" means Accounts of any Borrower for Inventory that has been sold and invoiced to an Account Debtor in the ordinary course of business consistent with past practices, as to which such Borrower has no further work to do on such Inventory, the Account Debtor has accepted the subject Inventory and title to such Inventory has passed to such Account Debtor under a written agreement or confirmation of order issued by such Borrower, but such Account Debtor has not yet paid the invoice and has directed such Borrower to hold shipment of such Inventory pending delivery instructions from such Account Debtor; provided such Account Debtor is unconditionally obligated to pay such invoice at the maturity date stated therein regardless of when shipment is made and such Inventory is under such Borrower's exclusive control and identifiable by piece number on such Borrower's accounting records.

                      "Bill of Sale" means the General Bill of Sale dated May 13, 1998 by Arenzano and BBC, transferring substantially all of the assets of Arenzano and BBC to FAI.


                      "Borrower" and "Borrowers" have the meanings specified in the introductory paragraph hereof.

                      "Borrowing" means a borrowing hereunder consisting of Revolving Loans or Term Loans made pursuant to a single Notice of Borrowing by the Lenders to any Borrower (or by BABC in the case of a Borrowing funded by BABC Loans) or by the Agent in the case of a Borrowing consisting of an Agent Advance.

                      "Borrowing Base Certificate" means, with respect to any Borrower, a certificate by a Responsible Officer of Forstmann or such Borrower, substantially in the form of Exhibit B (or another form acceptable to the Agent) setting forth the calculation of the Availability for such Borrower, including a calculation of each component thereof, as of the close of business no more than five (5) Business Days prior to the date of such certificate, all in such detail as shall be satisfactory to the Agent; provided, however, that Eligible Inventory for such Borrower and all components thereof may be calculated as of the close of business on the last day of the immediately preceding fiscal month, unless a Default or an Event of Default shall have occurred and be continuing, in which case Eligible Inventory of such Borrower and all components thereof may be calculated as frequently as the Agent may request. All calculations of Availability with respect to any Borrower in connection with the preparation of any Borrowing Base Certificate shall originally be made by such Borrower and certified to the Agent; provided, however, that the Agent shall have the right to review and adjust, in the reasonable exercise of its credit judgment, any such calculation (1) to reflect its reasonable estimate of declines in value of any of the Collateral described therein, and (2) to the extent that such calculation is not in accordance with this Agreement.

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

                      "Capital Lease" means any lease of property by any Borrower which, in accordance with GAAP, is or should be reflected as a capital lease on the balance sheet of such Borrower.

                      "Capital Stock" means common stock or other voting securities.

                      "Closing Date" means  September 14, 1998.

                      "Closing Fee" has the meaning specified in Section 3.4.

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

                      "Debt" means all liabilities, obligations and
indebtedness of any Borrower to any Person, of any kind or nature, now or hereafter owing, arising, due or payable, howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise, and including, without in any way limiting the generality of the foregoing: (i) such Borrower's liabilities and obligations to trade creditors; (ii) all Obligations; (iii) all obligations and liabilities of any Person secured by any Lien on such Borrower's property, even though such Borrower shall not have assumed or become liable for the payment thereof; provided, however, that all such obligations and liabilities which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on balance sheet of such Borrower prepared in accordance with GAAP; (iv) all obligations or liabilities created or arising under any Capital Lease or conditional sale or other title retention agreement with respect to property used or acquired by such Borrower, even if the rights and remedies of the lessor, seller or lender thereunder are limited to repossession of such property; provided, however, that all such obligations and liabilities which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on balance sheet of the applicable Borrower prepared in accordance with GAAP; (v) all accrued ERISA Plan and other pension fund and other employee benefit plan obligations and liabilities; (vi) all obligations and liabilities under Guaranties; (vii) all obligations and liabilities under any swap, cap or other financial arrangement; and (viii) deferred taxes.

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

                      "Documentary Letter of Credit" means a documentary
Letter of Credit issued for the account of any Borrower to provide for the intended means of making payment when due by such Borrower for the purchase of Inventory or Equipment (subject, in the case of Equipment, to the limit specified in Section 9.22) and available for drawing against presentation of, inter alia, negotiable documents of title covering such Inventory.

                      "DOL" means the United States Department of Labor or any successor department or agency.

                      "Dollar" and "$" means dollars in the lawful currency of the United States of America and, in relation to any amount to be advanced or paid hereunder, funds having same day or immediate value.

                      "EDATNW" means the Adjusted Tangible Net Worth as of the Effective Date after all adjustments required in connection with application of the principles of "fresh start" accounting as set forth in Statement of Position 90-7 issued by the American Institute of Certified Public Accountants.

                      "EBITDA" means, for any period, the sum of:

                            (i) the net income (or net loss) of the Borrowers (determined on a consolidated basis in accordance with GAAP) for such period, without giving effect to any GAAP extraordinary gains or losses and without deduction for Reorganization Charges or 1998-1999 Extraordinary Charges; plus (or minus)

                           (ii) to the extent that any of the items referred to in any of clauses (A) through (E) below were deducted or added in calculating such net income:

                                       (A) interest expense of the Borrowers for
                      such period;

                                       (B) federal,  state or local  income tax
                      expense of the Borrowers with respect to operations for such period;

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

                      "Eligible Accounts" means all Accounts of any Borrower which the Agent in the reasonable exercise of its credit judgment determines to be Eligible Accounts. Without limiting the discretion of the Agent to establish other criteria of ineligibility, Eligible Accounts shall not, unless the Agent in its sole discretion elects, include any Account:

                            (i)        (A) in the case of "dated" Accounts of
Forstmann arising in the ordinary course of business consistent with past practices, with respect to which more than 245 days have elapsed since the date of the original invoice therefor or it is more than 30 days past due and (B) in the case of all other Accounts, with respect to which more than 120 days, in the case of Forstmann, or 90 days in the case of FAI, have elapsed since the date of the original invoice therefor or it is more than 60 days past due;

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

                           (iv)       which represents a progress billing (as
hereinafter defined) or as to which any Borrower has extended the time for payment without the consent of the Agent; for the purposes hereof, "progress billing" means any invoice for goods sold or leased or services rendered under a contract or agreement pursuant to which the Account Debtor's obligation to pay such invoice is conditioned upon any such Borrower's completion of any further performance under the contract or agreement;

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

                      (viii) owed by an Account Debtor which is an Affiliate or employee of any Borrower;

                           (ix)    except as provided in (xi) below, as to which
either the perfection of the Agent's Lien in such Account, or the Agent's right or ability to obtain direct payment to the Agent of the proceeds of such Account, is governed by any federal, state, or local statutory requirements other than those of the UCC;

                            (x)     which is owed by an Account Debtor to which
any Borrower is indebted in any way, or which is subject to any right of setoff or recoupment by the Account Debtor, unless the Account Debtor has entered into an agreement acceptable to the Agent to waive setoff rights; or if the Account Debtor thereon has disputed liability or made any claim with respect to any other Account due from such Account Debtor; but in each such case only to the extent of such indebtedness, setoff, recoupment, dispute, or claim;

                           (xi)    which is owed by the government of the United
States of America, or any department, agency, public corporation, or other instrumentality thereof, unless the Federal Assignment of Claims Act of 1940, as amended (31 U.S.C.Code 3727 et seq.), and any other steps necessary to perfect the Agent's Lien therein, have been complied with to the Agent's reasonable satisfaction with respect to such Account;

                          (xii)     which is owed by any state, municipality, or
other political subdivision of the United States of America, or any department, agency, public corporation, or other instrumentality thereof and (A) as to which the Agent determines that its Lien therein is not or cannot be perfected or (B) to the extent that the amount thereof exceeds $4,000,000 in the aggregate for all Borrowers;

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

                          (xvi)      with respect to which the Account Debtor is
located in any state requiring the filing of a Notice of Business Activities Report or similar report in order to permit any Borrower to seek judicial enforcement in such State of payment of such Account, unless such Borrower has qualified to do business in such state or has filed a Notice of Business Activities Report or equivalent report for the then current year; or

                         (xvii)      which arises out of a sale not made in the
ordinary course of any Borrower's business;

                        (xviii)        except for Bill and Hold Accounts of
Forstmann, as to which the goods giving rise to such Account have not been shipped and delivered to and accepted by the Account Debtor or the services giving rise to such Account have not been performed by any Borrower, and, if applicable, accepted by the Account Debtor, or the Account Debtor revokes its acceptance of such goods or services;

                          (xix)      which is owed by an Account Debtor which is
obligated to any Borrower respecting Accounts the aggregate unpaid balance of which exceeds fifteen percent (15%) (thirty percent (30%) in the case of Kellwood) of the aggregate unpaid balance of all Accounts owed to such Borrower at such time by all of such Borrower's Account Debtors, but only to the extent of such excess;

                           (xx)      which arises out of an enforceable contract
or order which, by its terms, forbids, restricts or makes void or unenforceable the granting of a Lien by any Borrower to the Agent with respect to such Account to the extent that any such provision is enforceable; or

                          (xxi)    which is not subject to a first priority and
perfected security interest in favor of the Agent for the benefit of the Lenders.

         If any Account at any time ceases to be an Eligible Account by reason of any of the foregoing exclusions or any failure to meet any other eligibility criteria established by the Agent in the reasonable exercise of its credit judgment then such Account shall promptly be excluded from the calculation of Eligible Accounts.

                      "Eligible Bill and Hold Accounts" means Eligible Accounts of Forstmann consisting of Bill and Hold Accounts.

                      "Eligible Letter of Credit Inventory" means inventory which has not yet been received by any Borrower, but which has been or will be consigned for shipment to the Agent and is or will be in transit directly to such Borrower and not to any finisher or other bailee of such Borrower, and will otherwise be Eligible Inventory immediately upon receipt by such Borrower, and with respect to the purchase of which a Documentary Letter of Credit (which may only be drawn against by the presentation of customary certificates of insurance, shipping documents showing that such inventory is in transit to such Borrower (if not already delivered to such Borrower) and documents of title with respect to such inventory) has been issued or caused to be issued by the Agent.

                      "Eligible Inventory" means Inventory that constitutes
raw materials, piece goods (in the case of FAI), work-in-process (to the extent permitted below) and finished goods and that, unless the Agent in its sole discretion elects: (a) is not, in the Agent's reasonable opinion, obsolete, slow moving, or unmerchantable; (b) is located at premises owned by any Borrower or on premises listed in Schedule 1.1(b) otherwise reasonably acceptable to the Agent or in transit from one such location to another; (c) upon which the Agent for the benefit of the Lenders has a first priority perfected security interest;
(d) is not spare parts, trim (excluding any interfacing, taffeta and lining purchased as piece goods), samples, packaging and shipping materials, supplies, bill-and-hold Inventory, returned or defective Inventory (other than "second" quality Inventory), or Inventory delivered to any Borrower on consignment or approval; (e) in the case of FAI, is not more than one (1) Season old; and (f) the Agent, in the reasonable exercise of its credit judgment, deems eligible as the basis for Revolving Loans and Letters of Credit based on such collateral and credit criteria as the Agent may from time to time establish; provided, however, that any and all (w) work-in-process of FAI, (x) work-in-process yarn of Forstmann whose aggregate value exceeds $12,000,000 at any time, (y) work-in-process greige goods of Forstmann whose aggregate value exceeds $15,000,000 at any time, and (z) finished goods of Forstmann whose aggregate value exceeds $12,000,000 at any time, shall be excluded from the calculation of Eligible Inventory. If any Inventory at any time ceases to be Eligible Inventory, such Inventory shall promptly be excluded from the calculation of Eligible Inventory.

                      "Environmental Compliance Reserve" means any reserves which the Agent, after the Closing Date, establishes from time to time for amounts that are reasonably likely to be expended by any Borrower in order for such Borrower and its operations and property (a) to comply with any notice from a Governmental Authority asserting material non-compliance with Environmental Laws, or (b) to correct any such material non-compliance identified in a report delivered to the Agent and the Lenders pursuant to Section 9.7, in each case if and to the extent that such non-compliance could have an adverse impact on any of the Collateral or could have a Material
Adverse Effect.

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

                      "Equipment" means all of each Borrower's now owned and hereafter acquired machinery, equipment, furniture, furnishings, fixtures, and other tangible personal property (except Inventory), including motor vehicles with respect to which a certificate of title has been issued, aircraft, dies, tools, jigs, and office equipment, as well as all of such types of property leased by any Borrower and all of such Borrower's rights and interests with respect thereto under such leases (including, without limitation, options to purchase); together with all present and future additions and accessions thereto, replacements therefor, component and auxiliary parts and supplies used or to be used in connection therewith, and all substitutes for any of the foregoing, and all manuals, drawings, instructions, warranties and rights with respect thereto; wherever any of the foregoing is located.

                      "ERISA" means the Employee Retirement Income Security
Act of 1974, as amended from time to time, and regulations promulgated thereunder.

                      "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with any Borrower within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

                      "ERISA Event" means (a) a Reportable Event with respect to a Pension Plan; (b) a withdrawal by any Borrower or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by any Borrower or any ERISA Affiliate under Section 4203 or 4205 of ERISA from a Multi-employer Plan or notification that a Multi-employer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of an ERISA Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multi-employer Plan; (e) an event or condition which might reasonably be expected to constitute grounds, or the taking of any steps by the PBGC concerning the institution of proceedings, for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multi-employer Plan, in each case under Section 4042 (other than 4042(a)(4)) of ERISA; or (f) the imposition of any liability under Title IV of ERISA that would reasonably be expected to have a Material Adverse Effect, other than PBGC premiums due but not delinquent under Section 4007 of ERISA, upon any Borrower or any ERISA Affiliate.

                      "ERISA Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which any Borrower sponsors or maintains or to which any Borrower makes, is making, or is obligated to make contributions and includes any Pension Plan.

                      "Event of Default" has the meaning specified in Section 11.1.

                      "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, and regulations promulgated thereunder.

                      "Excess Cash Flow" means with respect to any Fiscal
Year of the Borrowers, EBITDA (exclusive of any gain or loss on the disposition of assets) minus the sum of (without duplication) (i) interest expense (excluding in the determination of interest expense the amortization of the Facility Fee, and the Underwriting Fee) of the Borrowers and all other fees and expenses incurred by Forstmann in connection with the closing of this transaction as contemplated by this Agreement, in each case during such Fiscal Year, (ii) regularly scheduled payments and voluntary prepayments on the Term Loans or other Debt for Borrowed Money (other than any repayment of any of the Senior Secured Notes (as defined in the Disclosure Statement) or Deferred Interest Notes from the proceeds of a sale of the Tifton Facility (as defined in the Disclosure Statement)) during such Fiscal Year to the extent made, (iii) Capital Expenditures and MIS Expenditures made during such Fiscal Year, (iv) the aggregate amount of income taxes paid by any Borrower in cash for such Fiscal Year and (v) Distributions, if any, to the extent specifically permitted hereunder for such Fiscal Year.

                      "Facility Fee" has the meaning specified in Section
3.4.

                      "FAI" has the meaning specified in the introductory paragraph hereof.

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

                      "Fee Agreement" means the letter agreement dated as of the date hereof between the Agent and the Borrowers with respect to the payment of certain fees described therein.

                      "Final Order" means an order or judgment, the operation or effect of which has not been stayed, and as to which order or judgment (or any revision, modification or amendment thereof), the time to appeal or seek review or rehearing has expired and as to which no appeal or petition for review or rehearing has been taken or is pending.

                      "Financial Statements" means, according to the context in which it is used, the financial statements referred to in Section 8.6 hereof or any other financial statements required to be given to the Lenders pursuant to this Agreement.

                      "Fiscal Year" means the Borrowers' fiscal year for financial accounting purposes. The current Fiscal Year of the Borrowers will end on November 1, 1998.

                      "Fixed Assets" means Equipment and Real Estate of any Borrower.

                      "Fixed Charge Coverage Ratio" means, for the Borrowers, determined on a consolidated basis, for any period, the ratio of (i) the difference of (v) EBITDA for such period minus (w) Capital Expenditures not financed by third parties during such period to (ii) the sum of (x) total cash interest expense during such period plus (y) total debt service during such period plus (2) cash tax expense during such period.

                      "Forstmann" has the meaning specified in the introductory paragraph hereof.

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

                      "General Intangibles" means all of each Borrower's now owned or hereafter acquired general intangibles, choses in action and causes of action and all other intangible personal property of such Borrower of every kind and nature (other than Accounts), including, without limitation, all contract rights, Proprietary

Rights, corporate or other business records, inventions, designs, blueprints, plans, specifications, patents, patent applications, trademarks, service marks, trade names, trade secrets, goodwill, copyrights, computer software, customer lists, registrations, licenses, franchises, tax refund claims, any funds which may become due to such Borrower in connection with the termination of any ERISA Plan or other employee benefit plan or any rights thereto and any other amounts payable to such Borrower from any ERISA Plan or other employee benefit plan, rights and claims against carriers and shippers, rights to indemnification, business interruption insurance and proceeds thereof, property, casualty or any similar type of insurance and any proceeds thereof, proceeds of insurance covering the lives of key employees on which such Borrower is beneficiary, and any letter of credit, guarantee, claim, security interest or other security held by or granted to any Borrower.

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

                      "Indenture Trustee" means State Street Bank and Trust Company, in its capacity as trustee under an Indenture of Trust dated as of the Effective Date between State Street Bank and Trust Company and Forstmann pursuant to which Forstmann has issued Deferred Interest Notes.

                      "Intercompany Accounts" means all assets and liabilities, however arising, which are due to any Borrower from, which are due from any Borrower to, or which otherwise arise from any transaction by any Borrower with, any Affiliate.

                      "Interest Coverage Ratio" means, for the Borrowers, determined on a consolidated basis, for any period, the ratio of (i) EBITDA for such period to (ii) total cash interest expense during such period.

                      "Interest Period" means, as to any LIBOR Rate Loan, the period commencing on the Funding Date of such Loan or on the

Conversion/Continuation Date on which the Loan is converted into or continued as a LIBOR Rate Loan, and ending on the date one, two, or three months thereafter as selected by Forstmann in any Notice of Borrowing or Notice of Conversion/Continuation; provided that:

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

                      "Inventory" means all of each Borrower's now owned and hereafter acquired inventory, goods and merchandise, wherever located, to be furnished under any contract of service or held for sale or lease, all returned goods, raw materials, other materials and supplies of any kind, nature or description which are or might be consumed in such Borrower's business or used in connection with the packing, shipping, advertising, selling or finishing of such goods, merchandise and such other personal property, and all documents of title or other documents representing them.

                      "IRS" means the Internal Revenue Service and any Governmental Authority succeeding to any of its principal functions under the Code.

                      "Latest Projections" means: (a) on the Closing Date and thereafter until the Agent receives new projections pursuant to Section 7.2(f), the projections of each Borrower's financial condition, results of operations, and cash flow, for the period commencing on November 3, 1997 and ending on November 2, 1998 and delivered to the Agent prior to the Closing Date; and (b) thereafter, the projections most recently received by the Agent pursuant to Section 7.2(f).

                      "Lender" and "Lenders" have the meanings specified in the introductory paragraph hereof and shall include the Agent to the extent of any Agent Advance outstanding and BABC to the extent of any BABC Loan outstanding; provided that no such Agent Advance or BABC Loan shall be taken into account in determining any Lender's Pro Rata Share.

                      "Letter of Credit" means a letter of credit issued or caused to be issued for the account of any Borrower pursuant to
Section 2.4.

                      "Letter of Credit Fee" has the meaning specified in
Section 3.6.

                      "Letter of Credit Subfacility" means that portion of the Maximum Revolver Amount available for the issuance of Letters of Credit in an aggregate amount outstanding at any time not to exceed $15,000,000.

                      "LIBOR Rate" means, for any Interest Period, with respect to LIBOR Rate Loans comprising part of the same Borrowing, the rate of interest per annum (rounded upward to the next 1/1000th of 1.0%) determined by the Agent as follows:


FUNC{LIBOR~Rate~=~{LIBOR OVER {1.00~-~Eurodollar~Reserve~Percentage}}}



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

                      "Loan Account" means any loan account of any Borrower established and maintained by the Agent on its books in connection with the transactions contemplated by this Agreement and the other Loan Documents.

                      "Loan Documents" means this Agreement, the Term Loan Notes, the Patent and Trademark Agreements, the Pledge Agreement, the Mortgages, the Fee Agreement, all documents pertaining to any Credit Support, and any other agreements, instruments, and documents heretofore, now or hereafter evidencing, securing, guaranteeing or otherwise relating to the Obligations, the Collateral, or any other aspect of the transactions contemplated by this Agreement.

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

                      "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) or prospects of the Borrowers, on a consolidated basis taken as a whole, or the Collateral; (b) a material impairment of the ability of the Borrowers, on a consolidated basis taken as a whole, to perform under any Loan Document and to avoid any Event of Default; or
(c) a material adverse effect upon the legality, validity, binding effect or enforceability against the Borrowers, on a consolidated basis taken as a whole, of any Loan Document.

                      "Maximum Rate" has the meaning specified in Section
3.3.

                      "Maximum Revolver Amount" means, at any time, $85,000,000.

                      "MIS Expenditures" means any deferred and capitalized cash expenditures made by any Borrower in connection with the acquisition and development of computer hardware and software for such Borrower's management information systems.

                      "Mortgages" means all real property fee mortgages, leasehold mortgages, assignments of leases, mortgage deeds, deeds of trust, deeds to secure debt, security agreements, and other similar instruments entered into in connection with the Original Loan Agreement or this Agreement and now and hereafter entered into by any Borrower which provide the Agent, for the benefit of the Lenders, a Lien on or other interest in any portion of the Premises or the Real Estate or which relate to any such Lien or interest.

                      "Multi-employer Plan" means a "multi-employer plan" as defined in Section 4001(a)(3) of ERISA which is or was at any time during the current year or the immediately preceding six (6) years contributed to by any Borrower or any ERISA Affiliate.

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

                      "1998-1999 Extraordinary Charges" means any of the
following   items,  to  the  extent  that  such  item  would  be  treated  as  a restructuring expense or an operating expense in accordance with GAAP:

                      (i) writedowns or other adjustments to the value of any of Forstmann's assets (other than current assets), caused by (A) the discontinuation by such Borrower of its top dye worsted operations, (B) the relocation by such Borrower of its package dye operations from Milledgeville, Georgia to Dublin, Georgia, (C) the relocation by such Borrower of certain of its finishing equipment from Dublin, Georgia to Louisville, Georgia and (D) the reduction by such Borrower of its worsted operations;

                      (ii) writedowns or other adjustments to the value of any of Forstmann's Inventory relating to its worsted operations, including such writedowns or other adjustments to Inventory consisting of yarn caused by the reduction by such Borrower of its worsted operations;

                      (iii) costs incurred by Forstmann in connection with moving from Milledgeville, Georgia to Dublin, Georgia certain of its yarn dyeing and warp preparation equipment and moving from Dublin, Georgia to Louisville, Georgia certain of its finishing equipment; and

                      (iv) severance and "stay put" payments made by Forstmann to its salaried and hourly employees in connection with the actions described in clauses (i), (ii) and (iii) above and payments made and charges taken by such Borrower in connection with the partial termination of its ERISA Plan related to such salaried and hourly employees;

provided that: (a) such items arise, in each case above, during the Fiscal Year ending in 1998 and, in the case of clauses (i)(B), (i)(C) and (iii) above, during the Fiscal Year ending in 1998 or 1999; (b) such items do not exceed, in the case of clauses (i)(B), (i)(C) and (iii) above, $1,000,000 in the aggregate; and (c) such items do not exceed, in the case of clause (ii) above, $3,500,000 in the aggregate.

                      "Notice of Borrowing" has the meaning specified in
Section 2.2(b).

                      "Notice of Conversion/Continuation" has the meaning specified in Section 3.2(b).

                      "Obligations" means all present and future loans, advances, liabilities, obligations, covenants, duties, and debts owing by each of the Borrowers to the Agent and/or any Lender, arising under or pursuant to this Agreement or any of the other Loan Documents, whether or not evidenced by any note, or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect (including, without limitation, those acquired by assignment from others, and any participation by the Agent and/or any Lender in any Borrower's debts owing to others), absolute or contingent, due or to become due, primary or secondary, as principal or guarantor, and including, without limitation, all principal, interest, charges, expenses, fees, attorneys' fees, filing fees and any other sums chargeable to any Borrower hereunder or under any of the other Loan Documents. "Obligations" includes, without limitation, (a) all debts, liabilities, and obligations now or hereafter owing from any Borrower to the Agent and/or any Lender under or in connection with the Letters of Credit or Credit Support, (b) all debts, liabilities and obligations now or hereafter owing from any Borrower to the Agent and Lenders arising from or related to ACH Transactions and (c) all interest and all other amounts referred to above, on the terms provided, accruing after the filing of any proceeding under any bankruptcy, insolvency, reorganization or similar law.

                      "Original Closing Date" means the "Closing Date," as that term was defined in the Original Loan Agreement.

                      "Original Lenders" has the meaning specified in the recitals hereof.

                      "Original Loan Agreement" has the meaning specified in the introductory paragraph hereof.

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

                      "Patent and Trademark Agreements" means the Patent Security Agreement and the Trademark Security Agreement, each dated as of the date of the Original Loan Agreement, executed and delivered by Forstmann to the Agent to evidence and perfect the Agent's security interest, to the extent such security interest may be granted, in any of Forstmann's present and future patents, trademarks, and related licenses and rights, for the benefit of the Agent and the Lenders and other similar instruments entered into in connection with the Original Loan Agreement or this Agreement and now and hereafter entered into between any Borrower and the Agent for the benefit of the Agent and the Lenders.

                      "Payment Account" means each blocked bank account established pursuant to Section 6.9, to which the funds of any Borrower (including, without limitation, proceeds of Accounts and other Collateral) are deposited or credited, and which is maintained in the name of any Borrower on terms reasonably acceptable to the Agent.

                      "PBGC" means the Pension Benefit Guaranty Corporation or any Governmental Authority succeeding to the functions thereof.

                      "Pending Revolving Loans" means, at any time, the aggregate principal amount of all Revolving Loans requested in any Notice(s) of Borrowing received by the Agent which have not yet been advanced.

                      "Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which any Borrower or any ERISA Affiliate sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a Multi-employer Plan has made contributions at any time during the immediately preceding five (5) plan years.

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

                           (vi)        reservations, exceptions, encroachments,
easements, rights of way, covenants running with the land, and other similar title exceptions or encumbrances affecting any Real Estate; provided that they do not in the aggregate materially detract from the value of the Real Estate or materially interfere with its use in the ordinary conduct of any Borrower's business;

                          (vii)     judgment and other similar Liens arising in
connection with court proceedings to the extent the attachment or enforcement of such Liens would not result in an Event of Default hereunder;

                      (viii) any interest or title of a lessor, or secured by a lessor's interest, under any lease permitted by this Agreement;

                      (ix) Liens (including the interest of a lessor under a Capital Lease) to which any Property is subject at the time of any Borrower's acquisition thereof or within 12 months thereafter, securing Debt for Borrowed Money permitted under Section 9.13 arising in respect of, or incurred to finance, the purchase or lease of such Property; provided that in each case, (w) such Lien does not extend or cover or include any other Property of any Borrower, (x) the fair market value of the Property subject to such Lien is no less than the principal amount of the Debt for Borrowed Money to be secured by such Lien, (y) such Lien secures only such permitted Debt for Borrowed Money and no other Debt for Borrowed Money of such Borrower and (z) such Lien is promptly released upon the payment in full of such Debt for Borrowed Money;

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

                      "Plan of Reorganization" means Forstmann's First
Amended Plan of Reorganization, dated May 14, 1997, as filed with and confirmed by order of the Bankruptcy Court.

                      "Pledge Agreement" means collectively (a) the pledge agreement, dated as of the date of the Original Loan Agreement, executed and delivered by Forstmann, as pledgor, to the Agent, as pledgee, substantially in the form of Exhibit I, to evidence the Agent's security interest in the Restricted Investments constituting promissory notes or securities and rights related thereto, for the benefit of the Agent and the Lenders; (b) the pledge agreement, dated as of the date hereof, executed and delivered by FAI, as pledgor, to Agent, as pledgee, substantially in the form of Exhibit H, to evidence Agent's security interest in the Restricted Investments constituting promissory notes or securities and rights related thereto, for the benefit of the Agent and the Lenders; and (c) the pledge agreement, dated as of the date hereof, executed and delivered by Forstmann, as pledgor, to Agent, as pledgee, substantially in the Form of Exhibit J, to evidence Agent's security interest in the shares of FAI owned by Forstmann and its rights related thereto, for the benefit of the Agent and the Lenders.

                      "Premises" means the land identified by addresses on
Schedule 8.12, together with all buildings, improvements, and fixtures thereon and all tenements, hereditaments, and appurtenances belonging or in any way appertaining thereto, and which constitutes all of the real property in which any Borrower has any interests on the Closing Date.

                      "Promotional Reserve" means any and all reserves which the Agent from time to time establishes, in its sole discretion, with respect to liabilities or obligations of any Borrower in connection with advertising, promotions, mark-downs, sales or discounts.

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

                      "Property" means any real or personal property, plant, building, facility, structure, underground storage tank, equipment or unit, or other asset owned, leased or operated by any Borrower, including, without limitation, such Borrower's Equipment, Inventory, and Real Estate.

                      "Proprietary Rights" means any Borrower's now owned and hereafter arising or acquired: licenses, franchises, permits, patents, patent rights, copyrights, works which are the subject matter of copyrights, trademarks, service marks, trade names, trade styles, patent, trademark and service mark applications, and all licenses and rights related to any of the foregoing, including, without limitation, those patents, trademarks, service marks, trade names and copyrights set forth on Schedule 8.13 hereto, and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations, and continuations-in-part of any of the foregoing, and all rights to sue for past, present and future infringement of any of the foregoing.

                      "Real Estate" means all of the present and future interests of each Borrower, as owner, lessee, or otherwise, in the Premises, including, without limitation, any interest arising from an option to purchase or lease the Premises or any portion thereof.

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

                      "Reorganization Charges" means all expenses properly classified as reorganization items in accordance with GAAP, including, without limitation, all fees, costs and expenses, including, without limitation, legal and other professional fees and expenses, incurred by Forstmann in connection with the Plan of Reorganization and the transactions contemplated thereby, and limited to, (i) for the Borrowers on a consolidated basis, $3,800,000 (of which no more than $1,200,000 may consist of cash expenses) during the Fiscal Year ending on November 2, 1998, and $1,000,000 (provided that such amount shall be limited to the amount of machinery and equipment included in 1998-1999 Extraordinary Charges) during the Fiscal Year Ending on November 2, 1999, and
(ii) in the case of FAI individually, $400,000 in the aggregate.

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

                      "Responsible Officer" means the chief executive officer, president or chief financial officer of any Borrower, or any other officer having substantially the same authority and responsibility; or, with respect to compliance with financial covenants and the preparation of the Borrowing Base Certificate, the chief financial officer, treasurer or controller of any

Borrower, or any other officer having substantially the same authority and responsibility.

                      "Restricted Investment" means any acquisition of
property by any Borrower in exchange for cash or other property, whether in the form of an acquisition of stock, debt, or other indebtedness or obligation, or the purchase or acquisition of any other property, or a loan, advance, capital contribution, or subscription, except acquisitions of the following: (a) Property to be used in the business of any Borrower so long as the acquisition costs thereof constitute Capital Expenditures or MIS Expenditures permitted hereunder; (b) Inventory in the ordinary course of business; (c) current assets arising from the sale or lease of goods or the rendition of services in the ordinary course of business of any Borrower; (d) acquisitions of Property in the ordinary course of business consistent with past practices, other than acquisitions of stock, debt or all or any material amount of the assets of another Person; (e) Restricted investments consisting of advances to employees of any Borrower for travel expenses, relocation and similar purposes in the ordinary course of business in amounts not to exceed $150,000 to any individual employee at any time outstanding or $750,000 to all employees of all Borrowers in the aggregate at any time outstanding; (f) Restricted Investments arising from the conversion of Accounts which are over ninety (90) days past due and in any event are not Eligible Accounts into (i) securities consisting of promissory notes if the aggregate face value of such Accounts with respect to any Account Debtor at any time held as such securities does not exceed $1 million and the aggregate face value of all such Accounts held as such securities does not exceed $3 million outstanding at any one time and (ii) securities consisting of a combination of promissory notes and capital stock of the Account Debtors if the aggregate face value of such Accounts with respect to any one Account Debtor at any time held as such securities does not exceed $500,000 and the aggregate face value of all such Accounts at any time held as such securities does not exceed $2 million; provided that in each case the securities into which such Accounts are converted shall be pledged and, upon the Agent's request, delivered to the Agent, for the benefit of the Lenders, in a manner reasonable satisfactory to the Agent; (g) the creation and establishment by Forstmann of FAI and the acquisition by FAI of substantially all of the assets and certain liabilities of Arenzano and BBC; (h) Restricted Investments, in addition to the Restricted Investments permitted by the other subdivisions of this definition other than as described in subdivision (e), in an amount not to exceed $3 million in the aggregate; and (i) if no Revolving Loans are then outstanding,
(1) direct obligations of the United States of America, or any agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within one year from the date of acquisition thereof; (2) certificates of deposit maturing within one year from the date of acquisition, bankers' acceptances, Eurodollar bank deposits, or overnight bank deposits, in each case issued by, created by, or with a bank or trust company organized under the laws of the United States or any state thereof having capital and surplus aggregating at least $100,000,000; and (3) commercial paper given a rating of "A2" or better by Standard & Poor's Ratings Group or "P2" or better by Moody's Investors

Service, Inc. and maturing not more than 90 days from the date of creation thereof;

                      "Revolver Outstandings" means, at any time, with respect to any Borrower (without duplication): the sum of (a) the unpaid balance of Revolving Loans made to such Borrower, (b) the aggregate amount of Pending Revolving Loans to such Borrower, excluding, in the case of a request for a Borrowing, the amount of such Borrowing being requested, (c) one hundred percent (100%) of the aggregate undrawn face amount of all outstanding Letters of Credit issued for the account of such Borrower, (d) the aggregate amount of any unpaid reimbursement obligations in respect of Letters of Credit issued for the account of such Borrower and (e) the aggregate maximum amount available for drawing under Letters of Credit requested by such Borrower, the issuance of which has been authorized by the Agent pursuant to Section 2.4(d) but which have not yet been issued, in each case as determined by the Agent.

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

                      "Season" means any period (i) from January 1 through June 30, or (ii) from July 1 through December 31.

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

                      "Term Loan Commitment" means, with respect to each Lender, the amount set forth beside such Lender's name under the heading "Term Loan Commitment" on the signature pages of this Agreement or in the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder in accordance with the provisions of Section 13.3, as such Term Loan Commitment may be adjusted from time to time in accordance with the provisions of Section 13.3.

                      "Term Loan Note" and "Term Loan Notes" have the meanings specified in Section 2.3(c).

                      "Termination Date" means the earliest to occur of (i) the Stated Termination Date, (ii) the date the Total Facility is terminated either by the Borrowers pursuant to Article IV or by the Majority Lenders pursuant to Section 11.2, and (iii) the date this Agreement is otherwise terminated in accordance with its terms for any reason whatsoever.

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

         1.3 Interpretive Provisions. (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

                      (b) The words "hereof," "herein," "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement; and Subsection, Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

                      (c)(i) The term "documents" includes any and all instruments, documents, agreements, certificates, indentures, notices and other writings, however evidenced.

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

                      (g) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Borrowers and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Lenders or the Agent merely because of the Agent's or Lenders' involvement in their preparation.


                                                     ARTICLE 2

                                            LOANS AND LETTERS OF CREDIT

         2.1 Total Facility. Subject to all of the terms and conditions of this Agreement, the Lenders severally agree to make available a total credit facility of up to $116,450,000 (the "Total Facility") for the Borrowers' use from time to time during the term of this Agreement. The Total Facility shall be comprised of: (a) a revolving line of credit consisting of revolving loans and letters of credit (the "Revolving Credit Facility") up to the Maximum Revolver Amount, as described in Sections 2.2 and 2.4; and (b) the Term Loans described in Section 2.3.

         2.2 Revolving Loans. (a) Amounts. Subject to the satisfaction of the conditions precedent set forth in Article 10, each Lender severally agrees, upon Forstmann's request from time to time on any Business Day during the period from the Closing Date to the Termination Date, to make revolving loans (the "Revolving Loans") to any Borrower on whose behalf a Revolving Loan has been requested by Forstmann and participate (as provided for in Section 2.4(f)) in the reimbursement obligations under the Credit Support and Letters of Credit, in amounts not to exceed at any time (except for BABC with respect to BABC Loans and the Agent with respect to

Agent Advances) the lesser of (i) such Lender's Pro Rata Share of the Aggregate Availability and (ii) such Lender's Revolving Credit Commitment minus such Lender's Pro Rata Share of the Aggregate Revolver Outstandings at such time. If the Aggregate Revolver Outstandings exceed the Aggregate Availability (with the Aggregate Availability for this purpose calculated as if the Aggregate Revolver Outstandings were zero) or the Revolver Outstandings for such Borrower exceed the Availability of such Borrower (with the Availability for this purpose calculated as if the Revolver Outstandings for such Borrower were zero), the Lenders may refuse to make or otherwise restrict the making of Revolving Loans as the Lenders determine until such excess has been eliminated, subject to the Agent's authority, in its sole discretion, to make Agent Advances pursuant to the terms of Section 2.2(i).

                      (b) Procedure for Borrowing. (i) Each Borrowing shall be made upon an irrevocable written notice delivered to the Agent by Forstmann on behalf of the applicable Borrower in the form of a notice of borrowing ("Notice of Borrowing"), in substantially the form of Exhibit E, together with a Borrowing Base Certificate reflecting sufficient Aggregate Availability and Availability for the applicable Borrower, (which must be received by the Agent prior to 11:00 a.m. (New York City time) (x) three Business Days prior to the requested Funding Date, in the case of LIBOR Rate Loans and (y) no later than 12:00 noon (New York time) on the requested Funding Date, in the case of Base Rate Loans, specifying:

                              (A)  the applicable Borrower;

                              (B)  the amount of the Borrowing;

                              (C) the requested Funding Date, which shall be a Business Day;

                              (D) whether the Revolving Loans requested are to be Base Rate Revolving Loans or LIBOR Revolving Loans; and

                              (E) the duration of the Interest Period if the requested Revolving Loans are to be LIBOR Revolving Loans. If the
         Notice of Borrowing fails to specify the duration of the Interest Period for any Borrowing comprised of LIBOR Rate Loans, such Interest Period shall be one month;

provided, however, that with respect to any Borrowing to be made on the Closing Date, such Borrowing will consist of Base Rate Revolving Loans only. FAI hereby authorizes Forstmann to execute and deliver Notices of Borrowing and Notices of Conversion/Continuation on its behalf and agrees to be bound by the same.

                           (ii)        With respect to any request for Base Rate
Revolving Loans, in lieu of delivering the above-described Notice of Borrowing Forstmann may give the Agent telephonic notice of such request by the required time, with such telephonic notice to be confirmed in writing within 24 hours of the giving of such notice but the Agent shall be entitled to rely on the telephonic notice in making such Revolving Loans.

                      (c) Reliance upon Authority. On or prior to the Closing Date and thereafter prior to any change with respect to any of the information contained in the following clauses (i) and (ii), Forstmann shall deliver to the Agent a writing setting forth (i) the accounts of each Borrower to which the Agent is authorized to transfer the proceeds of the Revolving Loans requested pursuant to this Section 2.2, and (ii) the names of the persons authorized to request Revolving Loans on behalf of the Borrowers, and shall provide the Agent with a specimen signature of each such person. The parties hereto acknowledge and agree that, until Forstmann delivers any change in the information described in clauses (i) and (ii) of the preceding sentence, the delivery of information delivered by Forstmann under Section 2.2(c) of the Original Loan Agreement will be deemed to satisfy the provisions of such clauses with respect to such information. The Agent shall be entitled to rely conclusively on such person's authority to request Revolving Loans on behalf of such Borrower, the proceeds of which are to be transferred to any of the accounts specified by Forstmann pursuant to the immediately preceding sentence, until the Agent receives written notice to the contrary. The Agent shall have no duty to verify the identity of any individual representing him or herself as one of the employees authorized by Forstmann to make such requests on its behalf.

                      (d) No Liability. The Agent shall not incur any liability to any Borrower as a result of acting upon any notice referred to in Sections 2.2(b) and (c), which notice the Agent believes in good faith to have been given by an officer duly authorized by Forstmann to request Revolving Loans on behalf of any Borrower or for otherwise acting in good faith under this
Section 2.2, and the crediting of Revolving Loans to any Borrower's deposit account, or transmittal to such Person as Forstmann shall direct, shall conclusively establish the obligation of the Borrowers to repay such Revolving Loans as provided herein.

                      (e) Notice Irrevocable. Any Notice of Borrowing (or telephonic notice in lieu thereof) made pursuant to Section 2.2(b) shall be irrevocable and the applicable Borrower shall be bound to borrow the funds requested therein in accordance therewith.

                      (f) Agent's Election. Promptly after receipt of a Notice of Borrowing (or telephonic notice in lieu thereof) pursuant to Section 2.2(b), the Agent shall elect, in its discretion, (i) to have the terms of
Section 2.2(g) apply to such requested Borrowing, or (ii) to request BABC to make a BABC Loan pursuant to the terms of Section 2.2(h) in the amount of the requested Borrowing; provided, however, that if BABC declines in its sole discretion to make a BABC Loan pursuant to Section 2.2(h), the Agent shall elect to have the terms of Section 2.2(g) apply to such requested Borrowing.

                      (g) Making of Revolving Loans. (i) In the event that the Agent shall elect to have the terms of this Section 2.2(g) apply to a requested Borrowing as described in Section 2.2(f), then promptly after receipt of a Notice of Borrowing or telephonic notice pursuant to Section 2.2(b), the Agent shall notify the Lenders by telecopy, telephone or other similar form of transmission, of the requested Borrowing. Each Lender shall make the amount of such Lender's Pro Rata Share of the requested Borrowing available to the Agent in same day funds, to such account of the Agent as the Agent may designate, not later than 1:00 p.m. (New York time) on the Funding Date applicable thereto. After the Agent's receipt of the proceeds of such Revolving Loans, upon satisfaction of the applicable conditions precedent set forth in Article 10, the Agent shall make the proceeds of such Revolving Loans available to the applicable Borrower on the applicable Funding Date by transferring same day funds equal to the proceeds of such Revolving Loans received by the Agent to the account of such Borrower designated in writing by Forstmann and acceptable to the Agent; provided, however, that the amount of Revolving Loans so made on any date shall in no event exceed the Aggregate Availability or Availability of such Borrower on such date.

                           (ii)        Unless the Agent receives notice from a
Lender on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, at least one Business Day prior to the date of such Borrowing, that such Lender will not make available as and when required hereunder to the Agent for the account of any Borrower the amount of that Lender's Pro Rata Share of the Borrowing, the Agent may assume that each Lender has made such amount available to the Agent in immediately available funds on the Funding Date and the Agent may (but shall not be so required), in reliance upon such assumption, make available to such Borrower on such date a corresponding amount. If and to the extent any Lender shall not have made its full amount available to the Agent in immediately available funds and the Agent in such circumstances has made available to such Borrower such amount, that Lender shall on the Business Day following such Funding Date make such amount available to the Agent, together with interest at the Federal Funds Rate for each day during such period. A notice of the Agent submitted to any Lender with respect to amounts owing under this subsection shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Agent shall constitute such Lender's Loan on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to the Agent on the Business Day following the Funding Date, the Agent will notify the Borrowers of such failure to fund and, upon demand by the Agent, the Borrowers shall pay such amount to the Agent for the Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the Interest Rate applicable at the time to the Loans comprising such Borrowing. The failure of any Lender to make any Loan on any Funding Date (any such Lender, prior to the cure of such failure, being hereinafter referred to as a "Defaulting Lender") shall not relieve any other Lender of any obligation hereunder to make a Loan on such Funding Date, but no Lender shall be responsible for the failure of any other Lender to make the Loan to be made by such other Lender on any Funding Date.

                          (iii)     The Agent shall not be obligated to transfer
to a Defaulting Lender any payments made by any Borrower to the Agent for the Defaulting Lender's benefit, nor shall a Defaulting Lender be entitled to the sharing of any payments hereunder. Amounts payable to a Defaulting Lender shall instead be paid to or retained by the Agent. The Agent may hold and, in its discretion, re-lend to any Borrower the amount of all such payments received or retained by it for the account of such Defaulting Lender. Any amounts so re-lent to any Borrower shall bear interest at the rate applicable to Base Rate Revolving Loans and for all other purposes of this Agreement shall be treated as if they were Revolving Loans, provided, however, that for purposes of voting or consenting to matters with respect to the Loan Documents and determining Pro Rata Shares, such Defaulting Lender shall be deemed not to be a "Lender" and such Lender's Commitment shall be deemed to be zero (-0-). Until a Defaulting Lender cures its failure to fund its Pro Rata Share of any Borrowing (1) such Defaulting Lender shall not be entitled to any portion of the Unused Line Fee and (2) the Unused Line Fee shall accrue in favor of the Lenders which have funded their respective Pro Rata Shares of such requested Borrowing, shall be allocated among such performing Lenders ratably based upon their relative Commitments, and shall be calculated based upon the average amount by which the aggregate Commitments of such performing Lenders exceeds the sum of outstanding Revolving Loans and the undrawn face amount of all outstanding Letters of Credit. This section shall remain effective with respect to such Lender until such time as the Defaulting Lender shall no longer be in default of any of its obligations under this Agreement. The terms of this Section shall not be construed to increase or otherwise affect the Commitment of any Lender, or relieve or excuse the performance by any Borrower of its duties and obligations hereunder.

                      (h) Making of BABC Loans. (i) In the event the Agent shall elect, with the consent of BABC, to have the terms of this Section 2.2(h) apply to a requested Borrowing as described in Section 2.2(f), BABC shall make a Revolving Loan in the amount of such Borrowing (any such Revolving Loan made solely by BABC pursuant to this Section 2.2(h) being referred to as a "BABC Loan" and such Revolving Loans being referred to collectively as "BABC Loans") available to the applicable Borrower on the Funding Date applicable thereto by transferring same day funds to the account of such Borrower, designated in writing by Forstmann and acceptable to the Agent. Each BABC Loan is a Revolving Loan hereunder and shall be subject to all the terms and conditions applicable to other Revolving Loans except that all payments thereon shall be payable to BABC solely for its own account (and for the account of the holder of any participation interest with respect to such Revolving Loan). The Agent shall not request BABC to make any BABC Loan if (i) the Agent shall have received written notice from any Lender, or otherwise has actual knowledge, that one or more of the applicable conditions precedent set forth in Article 10 will not be satisfied on the requested Funding Date for the applicable Borrowing, or (ii) the requested Borrowing would exceed the Aggregate Availability or the Availability of any Borrower on such Funding Date. BABC shall not otherwise be required to determine whether the applicable conditions precedent set forth in
Article 10 have been satisfied or the requested Borrowing would exceed the Availability on the Funding Date applicable thereto prior to making, in its sole discretion, any BABC Loan.

                           (ii)      The BABC Loans shall be repayable on demand
and secured by the Collateral, shall constitute Revolving Loans and Obligations hereunder, and shall bear interest at the rate applicable to the Revolving Loans from time to time.

                      (i) Agent Advances. (i) Subject to the limitations set forth in the provisos contained in this Section 2.2(i), the Agent is hereby authorized by the Borrowers and the Lenders, from time to time in the Agent's sole discretion, (1) after the occurrence of a Default or an Event of Default, or (2) at any time that any of the other applicable conditions precedent set forth in Article 10 have not been satisfied, to make Revolving Loans to any Borrower on behalf of the Lenders which the Agent, in its reasonable business judgment, deems necessary or desirable (A) to preserve or protect the Collateral, or any portion thereof, (B) to enhance the likelihood of, or maximize the amount of, repayment of the Loans and other Obligations, or (C) to pay any other amount chargeable to such Borrower pursuant to the terms of this Agreement, including, without limitation, costs, fees and expenses as described in Section 15.7 (any of the advances described in this Section 2.2(i) being hereinafter referred to as "Agent Advances"); provided, that the Majority
Lenders  may at any time  revoke the  Agent's  authorization  contained  in this
Section 2.2(i) to make Agent Advances, any such revocation to be in writing and to become effective prospectively upon the Agent's receipt thereof;

                           (ii)        The Agent Advances shall be repayable on
demand and secured by the Collateral, shall constitute Revolving Loans and Obligations hereunder, and shall bear interest at the rate applicable to the Revolving Loans from time to time. The Agent shall notify each Lender in writing of each such Agent Advance.

                      (j) Settlement. It is agreed that each Lender's funded portion of the Revolving Loan is intended by the Lenders to be equal at all times to such Lender's Pro Rata Share of the outstanding Revolving Loans. Notwithstanding such agreement, the Agent, BABC, and the other Lenders agree (which agreement shall not be for the benefit of or enforceable by the Borrowers) that in order to facilitate the administration of this Agreement and the other Loan Documents, settlement among them as to the Revolving Loans, the BABC Loans and the Agent Advances shall take place on a periodic basis in accordance with the following provisions:

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

         2.3          Term Loans.

                      (a) Amounts of Term Loans. Each Original Lender severally agreed to make a term loan (any such term loan being referred to as a "Term Loan" and such term loans being referred to collectively as the "Term Loans") to Forstmann on the "Closing Date" (as defined in the Original Loan Agreement), upon the satisfaction of the conditions precedent set forth in
Article 10 of the Original Loan Agreement, in an amount equal to such Lender's Term Loan Commitment. The Term Loans were initially Base Rate Term Loans.

                      (b) Making of Term Loans. Each Original Lender made the amount of such Lender's Term Loan available to the Agent in same day funds, to such account of the Agent as the Agent designated on the Original Closing Date. After the Agent's receipt of the proceeds of such Term Loans, upon satisfaction of the conditions precedent set forth in Article 10 of the Original Loan Agreement, the Agent made the proceeds of such Term Loans available to Forstmann on the Original Closing Date by transferring same day funds equal to the proceeds of such Term Loans received by the Agent to an account of Forstmann designated in writing by Forstmann or as Forstmann otherwise instructed in writing.

                      (c) Term Loan Notes. Forstmann executed and delivered to the Agent on behalf of each Original Lender, on the Original

Closing Date, a promissory note, substantially in the form of Exhibit A attached to the Original Loan Agreement (such promissory notes, together with any new notes in the form of Exhibit A attached hereto issued pursuant to Section 13.3(d) upon the assignment of any portion of any Lender's Term Loan, being hereinafter referred to collectively as the "Term Loan Notes" and each of such promissory notes being hereinafter referred to individually as a "Term Loan Note"), to evidence such Lender's Term Loan, in an original principal amount equal to the amount of such Lender's Term Loan Commitment and with other appropriate insertions. The Term Loan Notes delivered to the Agent on behalf of each Lender were dated the Original Closing Date and stated to mature in thirty-six (36) monthly installments. Each of the first thirty-five (35) installments of principal were, or shall be (as applicable), in an amount equal to such Lender's Pro Rata Share of $374,405 and shall be payable on the last day of each month, commencing on the last day of the month following the month in which the Original Closing Date occurred and ending on the last day of the 35th month following the month in which the Original Closing Date occurred, and the final installment of principal shall be in an amount equal to the then remaining principal balance of such Lender's Term Loans, and shall be payable on the Termination Date. Each such installment shall be payable to the Agent for the account of the applicable Lender.

                      (d) Notation and Endorsement. The Agent shall record on its books the principal amount of the Term Loans owing to each Lender from time to time. In addition, each Lender is authorized, at such Lender's option, to note the date and amount of each payment or prepayment of principal of such Lender's Term Loans in its books and records, such books and records constituting rebuttably presumptive evidence, absent manifest error, of the accuracy of the information contained therein. Prior to the transfer of a Term Loan Note, the applicable Lender shall endorse on the reverse side thereof the outstanding principal balance of the Term Loan evidenced thereby. Failure by such Lender to make such notation or endorsement shall not affect the obligations of the Borrowers under such Term Loan Note or any of the other Loan Documents.

         2.4          Letters of Credit.

                      (a) Agreement to Cause Issuance. Subject to the terms and conditions of this Agreement, and in reliance upon the representations and warranties of each of the Borrowers herein set forth, the Agent agrees to take reasonable steps to cause to be issued Letters of Credit for the account of the relevant Borrower, and to provide credit support or other enhancement to banks acceptable to Agent, which issue Letters of Credit for the accounts of the Borrowers (any such credit support or enhancement being herein referred to as a "Credit Support"), as applicable, in accordance with this Section 2.4 from time to time during the term of this Agreement.

                      (b) Amounts; Outside Expiration Date. The Agent shall not have any obligation to take steps to cause to be issued any Letter of Credit or to provide Credit Support for any Letter of

Credit at any time if: (1) the maximum undrawn amount of the requested Letter of Credit is greater than the Unused Letter of Credit Subfacility at such time; (2) the maximum undrawn amount of the requested Letter of Credit and all commissions, fees, and charges due from any Borrower in connection with the opening thereof exceed the Aggregate Availability or the Availability of such Borrower at such time; (3) such Letter of Credit has an expiration date later than the earlier to occur of (i) the Stated Termination Date and (ii) (x) the date which is one year from the date of issuance thereof, in the case of Standby Letters of Credit (y) the date which is 180 days from the date of issuance thereof, in the case of Documentary Letters of Credit.

                      (c) Other Conditions. In addition to being subject to the satisfaction of the applicable conditions precedent contained in Article 10, the obligation of the Agent to take reasonable steps to cause to be issued any Letter of Credit or to provide Credit Support for any Letter of Credit is subject to the following conditions precedent having been satisfied in a manner satisfactory to the Agent:

                            (i)        Forstmann shall have delivered to the
proposed issuer of such Letter of Credit, at such times and in such manner as such proposed issuer may prescribe, an application on behalf of the applicable Borrower in form and substance satisfactory to such proposed issuer and the Agent for the issuance of the Letter of Credit and such other documents as may be required pursuant to the terms thereof, and the form and terms of the proposed Letter of Credit shall be satisfactory to the Agent and such proposed issuer; and

                           (ii)     As of the date of issuance, no order of any
court, arbitrator or Governmental Authority shall purport by its terms to enjoin or restrain money center banks generally from issuing letters of credit of the type and in the amount of the proposed Letter of Credit, and no law, rule or regulation applicable to money center banks generally and no request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over money center banks generally shall prohibit, or request that the proposed issuer of such Letter of Credit refrain from, the issuance of letters of credit generally or the issuance of such Letters of Credit.

                      (d)     Issuance of Letters of Credit.

                            (i)      Request for Issuance.  Forstmann shall give
the Agent two (2) Business Days' prior written notice of any request for the issuance of a Letter of Credit. Such notice shall be irrevocable and shall specify the applicable Borrower, the original face amount of the Letter of Credit requested, the effective date (which date shall be a Business Day) of issuance of such requested Letter of Credit, whether such Letter of Credit may be drawn in a single or in partial draws, the date on which such requested Letter of Credit is to expire (which date shall be a Business Day), the purpose for which such Letter of Credit is to be issued, and the beneficiary of the requested Letter of Credit. Forstmann shall attach to such notice the proposed form of the

Letter of Credit. FAI hereby authorizes Forstmann to execute and deliver such notices on its behalf and agrees to be bound by the same.

                           (ii)    Responsibilities of the Agent; Issuance.  The
Agent shall determine, as of the Business Day immediately preceding the requested effective date of issuance of the Letter of Credit set forth in the notice from Forstmann pursuant to Section 2.4(d)(i), (i) the amount of the applicable Unused Letter of Credit Subfacility and (ii) the Aggregate Availability and the Availability of the applicable Borrower as of such date. If
(i) the undrawn amount of the requested Letter of Credit is not greater than the applicable Unused Letter of Credit Subfacility and (ii) the issuance of such requested Letter of Credit and all commissions, fees, and charges due from such Borrower in connection with the opening thereof would not exceed the Aggregate Availability or the Availability of such Borrower, the Agent shall take reasonable steps to cause such issuer to issue the requested Letter of Credit on such requested effective date of issuance.

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

                      (e)     Payments Pursuant to Letters of Credit.

                            (i)        Payment of Letter of Credit Obligations.
Each Borrower agrees to reimburse the issuer for any draw under any Letter of Credit and the Agent for the account of the Lenders upon any payment pursuant to any Credit Support immediately upon demand, and to pay the issuer of the Letter of Credit the amount of all other obligations and other amounts payable to such issuer under or in connection with any Letter of Credit immediately when due, irrespective of any claim, setoff, defense or other right which any Borrower may have at any time against such issuer or any other Person.

                           (ii)        Revolving Loans to Satisfy Reimbursement
Obligations. In the event that the issuer of any Letter of Credit honors a draw under such Letter of Credit or the Agent shall have made any payment pursuant to any Credit Support and the Borrowers shall not have repaid such amount to the issuer of such Letter of Credit or the Agent, as applicable, pursuant to Section 2.4(e)(i), the Agent shall, upon receiving notice of such failure, notify each Lender of such failure, and each Lender shall unconditionally pay to the Agent, for the account of such issuer or the Agent, as applicable, as and when provided hereinbelow, an amount equal to such Lender's Pro Rata Share of the amount of such payment in Dollars and in same day funds. If the Agent so notifies the Lenders prior to 2:00 p.m. (New York time) on any Business Day, each Lender shall make available to the Agent the amount of such payment, as provided in the immediately preceding sentence, on such Business Day. Such amounts paid by the Lenders to the Agent shall constitute Revolving Loans which shall be deemed to have been requested by the applicable Borrower pursuant to Section 2.2 as set forth in Section 4.7.

                      (f)     Participation.

                            (i)     Purchase of Participation.  Immediately upon
issuance of any Letter of Credit in accordance with Section 2.4(d), each Lender shall be deemed to have irrevocably and unconditionally purchased and received without recourse or warranty, an undivided interest and participation in the Letter of Credit or the Credit Support provided through the Agent to such issuer in connection with the issuance of such Letter of Credit, equal to such Lender's Pro Rata Share of the face amount of such Letter of Credit or the amount of such Credit Support (including, without limitation, all obligations of any Borrower with respect thereto, and any security therefor or guaranty pertaining thereto).

                           (ii)    Sharing of Reimbursement Obligation Payments.
Whenever the Agent receives a payment from any Borrower on account of reimbursement obligations in respect of a Letter of Credit or Credit Support as to which the Agent has previously received for the account of the issuer thereof payment from a Lender pursuant to Section 2.4(e)(ii) the Agent shall promptly pay to such Lender such Lender's Pro Rata Share of such payment from such Borrower in Dollars. Each such payment shall be made by the Agent on the Business Day on which the Agent receives immediately available funds paid to such Person pursuant to the immediately preceding sentence, if received prior to 1:00 p.m. (New York time) on such Business Day and otherwise on the next succeeding Business Day.

                          (iii)    Obligations Irrevocable.  The obligations of
each Lender to make payments to the Agent with respect to any Letter of Credit or with respect to any Credit Support provided through the Agent with respect to a Letter of Credit, and the obligations of each Borrower to make payments to the Agent, for the account of the Lenders, shall be irrevocable, not subject to any qualification or exception whatsoever , including, without limitation, any of the following circumstances:

                              (A) any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

                              (B) the existence of any claim, setoff, defense or other right which any Borrower may have at any time against a  beneficiary  named in a Letter of Credit  or any  transferee  of any
         Letter of Credit (or any Person for whom any such transferee may be acting), any Lender, the Agent, the issuer of such Letter of Credit, or any other Person, whether in connection with this Agreement, any Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between any Borrower or any other Person and the beneficiary named in any Letter of Credit);

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

                      (g) Recovery or Avoidance of Payments. In the event any payment by or on behalf of any Borrower received by the Agent with respect to any Letter of Credit or Credit Support provided for any Letter of Credit (or any guaranty by any Borrower or reimbursement obligation of any Borrower relating thereto) and distributed by the Agent to the Lenders on account of their respective participation therein is thereafter set aside, avoided or recovered from the Agent in connection with any receivership, liquidation or bankruptcy proceeding, the Lenders shall, upon demand by the Agent, pay to the Agent their respective Pro Rata Shares of such amount set aside, avoided or recovered, together with interest at the rate required to be paid by the Agent upon the amount required to be repaid by it.

                      (h)  Compensation for Letters of Credit.

                        (i) Letter of Credit Fee. The Borrowers jointly and severally agree to pay to the Agent with respect to each Letter of Credit, for the account of the Lenders, the Letter of Credit Fee specified in, and in accordance with the terms of, Section 3.6.

                        (ii) Issuer Fees and Charges. The Borrowers jointly and severally agree to pay to the issuer of any Letter of Credit, or to the Agent, for the account of the issuer of any such Letter of Credit, solely for such issuer's account, such fees and other charges as are charged by such issuer for letters of credit issued by it, including, without limitation, its standard fees for issuing, administering, amending, renewing, paying and canceling letters of credit and all other fees associated with issuing or servicing letters of credit, as and when assessed, and all out-of-pocket expenses related to any such Letter of Credit.

                      (i)     Assumption of Risk; Exoneration; Power of
Attorney.

                            (i)        Assumption of Risk by the Borrowers.  As
among the Borrowers, the Lenders, and the Agent, the Borrowers assume all risks of the acts and omissions of, or misuse of any of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, the Lenders and the Agent shall not be responsible for: (A) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any Person in connection with the application for and issuance of and presentation of drafts with respect to any of the Letters of Credit, even if it should prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (B) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (C) the failure of the beneficiary of any Letter of Credit to comply duly with conditions required in order to draw upon such Letter of Credit; (D) errors, omissions, interruptions, or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (E) errors in interpretation of technical terms; (F) any loss or delay in the transmission or otherwise of any document required in order make a drawing under any Letter of Credit or of the proceeds thereof; (G) the misapplication by the beneficiary of any Letter of Credit of the proceeds of any drawing under such Letter of Credit; or (H) any consequences arising from causes beyond the control of the Lenders or the Agent, including, without limitation, any act or omission, whether rightful or wrongful, of any present or future de jure or de facto Governmental Authority. None of the foregoing shall affect, impair or prevent the vesting of any rights or powers of the Agent or any Lender under this Section 2.4(i).

                           (ii)      Exoneration.  In furtherance and extension,
and not in limitation, of the specific provisions set forth above, any action taken or omitted by the Agent or any Lender under or in connection with any of the Letters of Credit or any related certificates, if taken or omitted in good faith and in the absence of gross negligence or willful misconduct, shall not put the Agent or any Lender under any resulting liability to any Borrower or relieve any Borrower of any of its obligations hereunder to any such Person.

                          (iii)      Power of Attorney.  In connection with all
Inventory financed by Letters of Credit, each Borrower hereby appoints the Agent, or the Agent's designee, as its attorney, with full power and authority:
(a) to sign and/or endorse the Borrower's name upon any warehouse or other receipts; (b) to sign the Borrower's name on bills of lading and other negotiable and non-negotiable documents; (c) to clear Inventory through customs in the Agent's or the Borrower's name, and to sign and deliver to customs officials powers of attorney in the Borrower's name for such purpose; (d) to complete in the Borrower's or the Agent's name, any order, sale, or transaction, obtain the necessary documents in connection therewith, and collect the proceeds thereof; and (e) to do such other acts and things as are necessary in order to enable the Agent to obtain possession of the Inventory and to obtain payment of the Obligations. Neither the Agent nor its designee, as the Borrower's attorney, will be liable for any acts or omissions, nor for any error of judgement or mistakes of fact or law. This power, being coupled with an interest, is irrevocable until all Obligations have been paid and satisfied.

                           (iv)        Account Party.  Each Borrower hereby
authorizes and directs any issuer of a Letter of Credit to name the Borrower as the "Account Party" therein and to deliver to the Agent all instruments, documents and other writings and property received by the issuer pursuant to the Letter of Credit, and to accept and rely upon the Agent's instructions and agreements with respect to all matters arising in connection with the Letter of Credit or the application therefor.

                            (v)    Control of Inventory.  In connection with all
Inventory financed by Letters of Credit, each Borrower will, at the Agent's request, instruct all suppliers, carriers, forwarders, warehouses or others receiving or holding cash, checks, Inventory, documents or instruments in which the Agent holds a security interest to deliver them to the Agent and/or subject to the Agent's order, and if they shall come into the Borrower's possession, to deliver them, upon request, to the Agent in their original form. The Borrower shall also, at the Agent's request, designate the Agent as the consignee on all bills of lading and other negotiable and non-negotiable documents.

                      (j) Supporting Letter of Credit. If, notwithstanding the provisions of Section 2.4(b) and Section 12.1 any Letter of Credit is outstanding upon the termination of this Agreement, then upon such termination the Borrowers shall deposit with the Agent, for the ratable benefit of the Agent and the Lenders, with respect to each Letter of Credit then outstanding, a standby letter of credit (a "Supporting Letter of Credit") in form and substance satisfactory to the Agent, issued by an issuer satisfactory to the Agent in an amount equal to the greatest amount for which such Letter of Credit may be drawn plus any fees and expenses associated with such Letter of Credit, under which Supporting Letter of Credit the Agent is entitled to draw amounts necessary to reimburse the Agent and the Lenders for payments made by the Agent and the Lenders under such Letter of Credit or under any credit support or enhancement provided through the Agent with respect thereto and any fees and expenses associated with such Letter of Credit. Such Supporting Letter of Credit shall be held by the Agent, for the ratable benefit of the Agent and the Lenders, as security for, and to provide for the payment of, the aggregate undrawn amount of such Letters of Credit remaining outstanding.

         2.5 Automated Clearing House Transfers and Overdrafts. Each Borrower may request and the Agent may, in its sole and absolute discretion, arrange for such Borrower to obtain from Bank of America ACH Transactions. Each Borrower acknowledges and agrees that the obtaining of ACH Transactions from Bank of America (a) is in the sole and absolute discretion of Bank of America, (b) is subject to all rules and regulations of the Bank, and (c) is due to Bank of America relying on the indemnity of the Agent and the

Lenders to Bank of America with respect to all risks of loss associated with the ACH Transactions.


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

         3.2 Conversion and Continuation Elections. (a) Forstmann may, on behalf of any or all Borrowers, upon irrevocable written notice to the Agent in accordance with Subsection 3.2(b):

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

provided, that if at any time the aggregate amount of LIBOR Rate Loans in respect of any Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $5,000,000, such LIBOR Rate Loans shall automatically convert into Base Rate Loans, and on and after such date the right of Forstmann to continue such Loans as, and convert such Loans into, LIBOR Rate Loans, as the case may be, shall terminate.

                      (b) Forstmann shall deliver a notice of conversion/ continuation ("Notice of Conversion/Continuation"), in substantially the form of Exhibit F on behalf of all Borrowers, to be received by the Agent not later than 11:00 a.m. (New York time) at least three Business Days in advance of the Conversion/ Continuation Date, if the Loans are to be converted into or continued as LIBOR Rate Loans and specifying:

                            (i)    the proposed Conversion/Continuation Date;

                           (ii)    the aggregate amount of Loans to be converted
or renewed;

                          (iii)    the type of Loans resulting from the proposed
conversion or continuation; and

                           (iv)        the duration of the requested Interest
Period, provided, however, Forstmann may not select an Interest Period with respect to any portion of the Term Loans which extends beyond an installment payment date for the Term Loans unless, after giving effect to such election, the portion of the Term Loans not subject to Interest Periods ending after such installment payment date is equal to or greater than the principal due on such installment payment date.

                      (c) If upon the expiration of any Interest Period applicable to LIBOR Rate Loans, Forstmann has failed to select timely a new Interest Period to be applicable to LIBOR Rate Loans or if any Default or Event of Default then exists, Forstmann shall be deemed to have elected to convert such LIBOR Rate Loans into Base Rate Loans effective as of the expiration date of such Interest Period.

                      (d) The Agent will promptly notify each Lender of its receipt of a Notice of Conversion/Continuation. All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Loans with respect to which the notice was given held by each Lender.

                      (e) During the existence of a Default or Event of Default, Forstmann may not elect to have a Loan converted into or continued as a LIBOR Rate Loan.

                      (f) After giving effect to any conversion or continuation of Loans, there may not be more than 5 different Interest Periods in effect.

         3.3 Maximum Interest Rate. In no event shall any interest rate provided for hereunder exceed the maximum rate legally chargeable by any Lender under applicable law for loans of the type provided for hereunder (the "Maximum Rate"). If, in any month, any interest rate, absent such limitation, would have exceeded the Maximum Rate, then the interest rate for that month shall be the Maximum Rate, and, if in future months, that interest rate would otherwise be less than the Maximum Rate, then that interest rate shall remain at the Maximum Rate until such time as the amount of interest paid hereunder equals the amount of interest which would have been paid if the same had not been limited by the Maximum Rate. In the event that, upon payment in full of the Obligations, the total amount of interest paid or accrued under the terms of this Agreement is less than the total amount of interest which would, but for this Section 3.3, have been paid or accrued if the interest rates otherwise set forth in this Agreement had at all times been in effect, then the Borrowers jointly and severally agree, to the extent permitted by applicable law, to pay the Agent, for the account of the Lenders, an amount equal to the excess of (a) the lesser of (i) the amount of interest which would have been charged if the Maximum Rate had, at all times, been in effect over (ii) the amount of interest which would have accrued had the interest rates otherwise set forth in this Agreement, at all times, been in effect over (b) the amount of interest actually paid or accrued under this Agreement. In the event that a court determines that the Agent and/or any Lender has received interest and other charges hereunder in excess of the Maximum Rate, such excess shall be deemed received on account of, and shall automatically be applied to reduce, the Obligations other than interest, in the inverse order of maturity, and if there are no Obligations outstanding, the Agent and/or such Lender shall refund to the Borrowers such excess.

         3.4 Facility Fee; Closing Fee. Each of Forstmann, the Agent and the Lenders acknowledges and agrees that Forstmann paid to the Agent, for the account of each Original Lender, a non-refundable facility fee (the "Facility Fee") equal to one-half of one percent (.50%) of such Lender's Commitment. Such Facility Fee was payable on the date of the Original Loan Agreement and was earned when due. In addition, the Borrowers jointly and severally agree to pay the Agent a fee of $100,000 on the Closing Date (the "Closing Fee"), for the ratable account of each Lender.

         3.5 Unused Line Fee. Until the Obligations have been paid in full and the Agreement terminated, the Borrowers jointly and severally agree to pay, on the first day of each month and on the Termination Date, to the Agent, for the ratable account of the Lenders, an unused line fee equal to one-half of one percent (.50%) per annum on the average daily amount by which the Maximum Revolver Amount exceeded the sum of the average daily outstanding amount of Revolving Loans and the undrawn face amount of all outstanding Letters of Credit, during the immediately preceding month or shorter period if calculated on the Termination Date. The unused line fee shall be computed on the basis of a 360-day year for the actual number of days elapsed. All payments received by the Agent on account of Accounts or as proceeds of other Collateral shall be deemed to be credited to the Borrowers' Loan Accounts immediately upon receipt for purposes of calculating the unused line fee pursuant to this Section 3.5.

         3.6 Letter of Credit Fee. The Borrowers jointly and severally agree to pay to the Agent, for the ratable account of the Lenders, for each Letter of Credit, a fee (the "Letter of Credit Fee") equal to two and one-quarter percent (2.25%) per annum of the undrawn face amount of each Letter of Credit issued for the Borrowers' accounts at Forstmann's request, plus all out-of-pocket costs, fees and expenses incurred by the Agent in connection with the application for, issuance of, or amendment to any Letter of Credit, which costs, fees and expenses could include a "fronting fee" required to be paid by the Agent to such issuer for the assumption of the settlement risk in connection with the issuance of such Letter of Credit. The Letter of Credit Fee shall be payable monthly in arrears on the first day of each month following any month in which a Letter of Credit was issued and/or in which a Letter of Credit remains outstanding. The Letter of Credit Fee shall be computed on the basis of a 360-day year for the actual number of days elapsed.


                                                     ARTICLE 4

                                             PAYMENTS AND PREPAYMENTS

         4.1 Revolving Loans. The Borrowers jointly and severally agree to repay the outstanding principal balance of the Revolving Loans, plus all accrued but unpaid interest thereon, on the Termination Date. The Borrowers may prepay Revolving Loans at any time, and reborrow subject to the terms of this Agreement; provided, however, that with respect to any LIBOR Revolving Loans prepaid by the Borrowers prior to the expiration date of the Interest Period applicable thereto, the Borrowers jointly and severally promise to pay to the Agent for account of the Lenders the amounts described in Section 5.4. In addition, and without limiting the generality of the foregoing, upon demand the Borrowers jointly and severally promise to pay to the Agent, for account of the Lenders, the amount, without duplication, by which the Aggregate Revolver Outstandings exceed the Aggregate Availability (with Aggregate Availability for this purpose calculated as if the Aggregate Revolver Outstandings were zero) or the Availability of any Borrower (with Availability of such Borrower for this purpose calculated as if the Revolver Outstandings of such Borrower were zero).

         4.2 Termination of Revolving Credit Facility. The Borrowers may terminate the Revolving Credit Facility upon at least thirty (30) Business Days' notice to the Agent and the Lenders, by Forstmann on behalf of the Borrowers upon (a) the payment in full of all outstanding Revolving Loans, together with accrued interest thereon, and the cancellation of all outstanding Letters of Credit, (b) the payment of the early termination fee set forth in the next sentence, (c) the payment in full in cash of all other Obligations (other than any outstanding Term Loans and accrued interest thereon) together with accrued interest thereon, and (d) with respect to any LIBOR Revolving Loans prepaid in connection with such termination prior to the expiration date of the Interest Period applicable thereto, the payment of the amounts described in Section 5.4. If the Revolving Credit Facility is terminated at any time prior to the Stated Termination Date, whether pursuant to this Section or pursuant to Section 11.2, the Borrowers jointly and severally agree to pay to the Agent, for the account of the Lenders, an early termination fee determined in accordance with the following table:


Period during which                                       Early
 early termination                                     Termination
      occurs                                               Fee
      ------                                               ---

On or prior to the                             One percent (1%) of the
first Anniversary Date                         Maximum Revolver Amount at
                                               the time of termination.

After the first                                Three-quarters of one
Anniversary Date, but                          percent (.75 %) of the
on or prior to the                             Maximum Revolver Amount at
second Anniversary                             the time of termination.
Date

After the second One-half of one percent Anniversary Date, but (.50%) of the Maximum on or prior to April Revolver Amount at the time 23, 2000 of termination.

After April 23, 2000.                          No early termination fee.

         4.3 Repayment of the Term Loans. The Borrowers agree to repay the principal of the Term Loans to the Agent, for the account of the Lenders, in accordance with the terms of this Agreement and the Term Loan Notes.

         4.4 Voluntary Prepayments of the Term Loans. The Borrowers may prepay the principal of the Term Loans in whole or in part, at any time and from time to time upon (a) at least five (5) Business Days' prior written notice by Forstmann to the Agent and the Lenders, and (b) payment of, with respect to any LIBOR Term Loans to be prepaid prior to the expiration date of the Interest Period applicable thereto, the amounts described in Section 5.4. All voluntary prepayments of the principal of the Term Loans shall be accompanied by the payment of all accrued but unpaid interest on the Term Loans to the date of prepayment. Any voluntary prepayment under this Section 4.4 of less than all of the outstanding principal of the Term Loans shall be applied to the installments of principal of the Term Loans in the inverse order of maturity. Amounts prepaid in respect of the Term Loans pursuant to this Section
4.4 may not be reborrowed.

         4.5 Mandatory Prepayments of the Term Loans. (a) The Borrowers shall prepay the entire unpaid principal balance of the Term Loans, and all accrued but unpaid interest thereon, upon the termination of this Agreement for any reason.

                      (b) Any prepayment under this Section 4.5 of less than all of the outstanding principal amount of the Term Loans shall be applied, based upon the Pro Rata Shares of the Lenders, to the installments of principal of the Term Loans in the inverse order of maturity. Amounts prepaid in respect of the Term Loans pursuant to this Section 4.5 may not be reborrowed. In connection with any such prepayment, if any LIBOR Term Loans are prepaid prior to the expiration date of the Interest Period applicable thereto, the Borrowers shall pay to the Lenders the amounts described in Section 5.4.

                      (c) In the event that at the end of any Fiscal Year there shall exist Excess Cash Flow (based on information contained in Financial Statements required under Section 7.2(a)) with respect to such Fiscal Year, then on or before April 30 of the following Fiscal Year, a prepayment equal to fifty percent (50%) of such Excess Cash Flow shall be made on the Term Loans; provided, however, if the unpaid principal balance of the Term Loans is equal to or less than $23,300,212, no prepayment pursuant to this Section 4.5(c) in respect of any subsequent Fiscal Year will be required.

         4.6 Payments by the Borrowers. (a) All payments to be made by the Borrowers shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by any Borrower shall be made to the Agent for the account of the Lenders at the Agent's address set forth in
Section 15.8, and shall be made in Dollars and in immediately available funds, no later than 12:00 noon (New York time) on the date specified herein. Any payment received by the Agent later than 12:00 noon (New York time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.

                      (b) Subject to the provisions set forth in the definition of "Interest Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

                      (c) Unless the Agent receives notice from any Borrower prior to the date on which any payment is due to the Lenders that such Borrower will not make such payment in full as and when required, the Agent may assume that the Borrowers have made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent the Borrowers have not made such payment in full to the Agent, each Lender shall repay to the Agent on demand such amount distributed to such Lender, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Lender until the date repaid.

         4.7 Payments as Revolving Loans. All payments of principal, interest, reimbursement obligations in connection with Letters of Credit, fees, premiums and other sums payable hereunder, including all reimbursement for expenses pursuant to Section 15.7, may, at the option of the Agent, in its sole discretion, subject only to the terms of this Section 4.7, be paid from the proceeds of Revolving Loans made hereunder, whether made following a request by any Borrower pursuant to Section 2.2 or a deemed request as provided in this
Section 4.7. The Borrowers hereby irrevocably authorize the Agent to charge any applicable Loan Account for the purpose of paying principal, interest, reimbursement obligations in connection with Letters of Credit, fees, premiums and other sums payable hereunder, including reimbursing expenses pursuant to
Section 15.7, and agree that all such amounts charged shall constitute Revolving Loans (including BABC Loans and Agent Advances) and that all such Revolving Loans so made shall be deemed to have been requested by the Borrowers pursuant to Section 2.2.

         4.8 Apportionment, Application and Reversal of Payments. Aggregate principal and interest payments shall be apportioned ratably among the Lenders (according to the unpaid principal balance of the Loans to which such payments relate held by each Lender) and payments of the fees shall, as applicable, be apportioned ratably among the Lenders. All payments shall be remitted to the Agent and all such payments not relating to principal or interest of specific Loans, or not constituting payment of specific fees, and all proceeds of Accounts or other Collateral received by the Agent, shall be applied, ratably, subject to the provisions of this Agreement, first, to pay any fees, indemnities or expense reimbursements including any amounts relating to ACH Transactions then due to the Agent from the Borrowers; second, to pay any fees or expense reimbursements then due to the Lenders from the Borrowers; third, to pay interest due in respect of all Revolving Loans, including BABC Loans and Agent Advances; fourth, to pay or prepay principal of the BABC Loans and Agent Advances; fifth, to pay or prepay principal of the Revolving Loans (other than BABC Loans and Agent Advances) and unpaid reimbursement obligations in respect of Letters of Credit; sixth, to pay or prepay principal of the Term Loans; and seventh, to the payment of any other Obligation due to the Agent or any Lender by the Borrowers. Notwithstanding anything to the contrary contained in this Agreement, unless so directed by the Borrowers, or unless an Event of Default is outstanding, neither the Agent nor any Lender shall apply any payments which it receives to any LIBOR Revolving Loan or LIBOR Term Loan, except on the expiration date of the Interest Period applicable to any such LIBOR Rate Loan. The Agent shall promptly distribute to each Lender, pursuant to the applicable wire transfer instructions received from each Lender in writing, such funds as it may be entitled to receive, subject to a Settlement delay as provided for in Section 2.2(j). The Agent and the Lenders shall have the continuing and exclusive right to apply and reverse and reapply any and all such proceeds and payments to any portion of the Obligations.

         4.9 Indemnity for Returned Payments. If, after receipt of any payment of, or proceeds applied to the payment of, all or any part of the Obligations, the Agent or any Lender is for any reason compelled to surrender such payment or proceeds to any Person, because such payment or application of proceeds is invalidated, declared fraudulent, set aside, determined to be void or voidable as a preference, impermissible setoff, or a diversion of trust funds, or for any other reason, then the Obligations or part thereof intended to be satisfied shall be revived and continue and this Agreement shall continue in full force as if such payment or proceeds had not been received by the Agent or such Lender, and the Borrowers shall be jointly and severally liable to pay to the Agent, and hereby do indemnify the Agent and the Lenders and hold the Agent and the Lenders harmless for, the amount of such payment or proceeds surrendered. The provisions of this Section 4.9 shall be and remain effective notwithstanding any contrary action which may have been taken by the Agent or any Lender in reliance upon such payment or application of proceeds, and any such contrary action so taken shall be without prejudice to the Agent's and the Lenders' rights under this Agreement and shall be deemed to have been conditioned upon such payment or application of proceeds having become final and irrevocable. The provisions of this Section 4.9 shall survive the termination of this Agreement.

         4.10 Agent's and Lenders' Books and Records; Monthly Statements. Each of the Borrowers agrees that the Agent's and each Lender's books and records showing the Obligations and the transactions pursuant to this Agreement and the other Loan Documents shall be admissible in any action or proceeding arising therefrom, and shall constitute rebuttably presumptive proof thereof, irrespective of whether any Obligation is also evidenced by a promissory note or other instrument. The Agent will provide to Forstmann a monthly statement of Loans, payments, and other transactions pursuant to this Agreement. Such statement shall be deemed correct, accurate, and binding on all Borrowers and an account stated (except for reversals and reapplications of payments made as provided in Section 4.8 and corrections of errors discovered by the Agent), unless Forstmann notifies the Agent in writing to the contrary within thirty
(30) days after such statement is rendered. In the event a timely written notice of objections is given by the Borrowers, only the items to which exception is expressly made will be considered to be disputed by the Borrowers.


                                                     ARTICLE 5

                                      TAXES, YIELD PROTECTION AND ILLEGALITY

         5.1 Taxes. (a) Any and all payments by the Borrowers to each Lender or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for any Taxes. In addition, the Borrowers shall pay all Other Taxes.

                      (b) The Borrowers jointly and severally agree to indemnify and hold harmless each Lender and the Agent for the full amount of Taxes or Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section) paid by the Lender or the Agent and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Payment under this indemnification shall be made within 30 days after the date the Lender or the Agent makes written demand therefor.

                      (c) If any Borrower shall be required by law to deduct or withhold any Taxes or Other Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, then:

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

                           (ii)    such Borrower shall make such deductions and
withholdings;

                          (iii)     the Borrowers jointly and severally agree to
pay the full amount deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and

                           (iv)      the Borrowers shall also agree jointly and
severally to pay to each Lender or the Agent for the account of such Lender, at the time interest is paid, all additional amounts which the respective Lender specifies as necessary to preserve the after-tax yield the Lender would have received if such Taxes or Other Taxes had not been imposed, provided that the Borrowers shall not be required to make any payment pursuant to this clause (iv) to or for the account of any Lender that is a foreign corporation, partnership or trust within the meaning of Section 7701(a) of the Code if such Lender fails to comply with Section 14.10(a).

                      (d) Within 30 days after the date of any payment by the Borrowers of Taxes or Other Taxes, Forstmann shall furnish the Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to the Agent.

                      (e) If any Borrower is required to pay additional amounts to any Lender or the Agent pursuant to subsection (c) of this Section, then such Lender shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its lending office so as to eliminate any such additional payment by the Borrowers which may thereafter accrue, if such change in the judgment of such Lender is not otherwise disadvantageous to such Lender.

                      (f) Upon the request, and at the expense of the Borrowers, each Lender to or for the account of which the Borrowers are required to pay additional amounts pursuant to subsection (c) of this Section shall afford the Borrowers the opportunity to contest, and cooperate with the Borrowers in contesting, the imposition of Taxes or Other Taxes giving rise to such additional amount.

                      (g) If any Lender receives a refund in respect of Taxes or Other Taxes for which the Borrowers have paid additional amounts pursuant to subsection (c) of this Section, such Lender shall promptly pay such refund (together with any interest with respect thereto received from the relevant taxing authority) to the Borrowers, provided that the Borrowers, upon the request of such Lender, shall repay the amount paid over to the Borrowers (plus interest with respect thereto due to the relevant taxing authority) in the event such Lender is required to repay such refund or pay any tax arising therefrom to the applicable taxing authority.

                      (h) The obligations of the Borrowers, the Lenders and the Agent under this Section 5.1 shall survive the payment of all Obligations and the resignation or replacement of the Agent.

         5.2 Illegality. (a) If any Lender determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Lender or its applicable lending office to make LIBOR Rate Loans, then, on notice thereof by the Lender to each Borrower through the Agent, any obligation of that Lender to make LIBOR Rate Loans shall be suspended until the Lender notifies the Agent and each Borrower that the circumstances giving rise to such determination no longer exist.

                      (b) If a Lender determines that it is unlawful to maintain any LIBOR Rate Loan, the Borrowers shall, upon their receipt of notice of such fact and demand from such Lender (with a copy to the Agent), prepay in full such LIBOR Rate Loans of that Lender then outstanding, together with interest accrued thereon and amounts required under Section 5.4, either on the last day of the Interest Period thereof, if the Lender may lawfully continue to maintain such LIBOR Rate Loans to such day, or immediately, if the Lender may not lawfully continue to maintain such LIBOR Rate Loan. If the Borrowers are required to so prepay any LIBOR Rate Loan, then concurrently with such prepayment, the Borrowers shall borrow from the affected Lender, in the amount of such repayment, a Base Rate Loan.

         5.3 Increased Costs and Reduction of Return. (a) If any Lender reasonably determines that, due to either (i) the introduction of or any change in the interpretation of any law or regulation or (ii) the compliance by that Lender with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law) made or issued after the date hereof, there shall be any increase in the cost to such Lender of agreeing to make or making, funding or maintaining any LIBOR Rate Loans, then the Borrowers shall be jointly and severally liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Agent), pay to the Agent for the account of such Lender, additional amounts as are sufficient to compensate such Lender for such increased costs.

                      (b) If any Lender shall have reasonably determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation, (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or (iv) compliance by the Lender or any corporation or other entity controlling the Lender with any Capital Adequacy Regulation made or issued after the date hereof, affects or would affect the amount of capital required or expected to be maintained by the Lender or any corporation or other entity controlling the Lender and (taking into consideration such Lender's or such corporation's or other entity's policies with respect to capital adequacy and such Lender's desired return on capital) reasonably determines that the amount of such capital is increased as a consequence of its Commitment, loans, credits or obligations under this Agreement, then, upon demand of such Lender to the Borrowers through the Agent, the Borrowers, jointly and severally, agree to pay to the Lender, from time to time as specified by the Lender, additional amounts sufficient to compensate the Lender for such increase.

         5.4 Funding Losses. The Borrowers shall, jointly and severally, reimburse each Lender and hold each Lender harmless from any loss or expense which the Lender may sustain or incur as a consequence of:

                      (a) the failure of any Borrower to make on a timely basis any payment of principal of any LIBOR Rate Loan;

                      (b) the failure of any Borrower to borrow, continue or convert a Loan after such Borrower has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/ Continuation;

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

         5.5 Inability to Determine Rates. If the Agent reasonably determines that for any reason adequate and reasonable means do not exist for determining the LIBOR Rate for any requested Interest

Period with respect to a proposed LIBOR Rate Loan, or that the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Loan does not adequately and fairly reflect the cost to the Lenders of funding such Loan, the Agent will promptly so notify each Borrower and each Lender. Thereafter, the obligation of the Lenders to make or maintain LIBOR Rate Loans hereunder shall be suspended until the Agent revokes such notice in writing. Upon receipt of such notice, the Borrowers may revoke any Notice of Borrowing or Notice of Conversion/Continuation then submitted by it. If the Borrowers do not revoke such Notice, the Lenders shall make, convert or continue the Loans, as proposed by the Borrowers, in the amount specified in the applicable notice submitted by the Borrowers, but such Loans shall be made, converted or continued as Base Rate Loans instead of LIBOR Rate Loans.

         5.6 Certificates of Lenders. Any Lender claiming reimbursement or compensation under this Article 5 shall deliver to each Borrower (with a copy to the Agent) a certificate setting forth in reasonable detail the amount payable to the Lender hereunder and such certificate shall be conclusive and binding on the Borrowers in the absence of manifest error.

         5.7 Survival.  The agreements and  obligations of the Borrowers in this
Article 5 shall survive the payment of all other Obligations.


                                                     ARTICLE 6

                                                    COLLATERAL

         6.1 Grant of Security Interest. (a) As security for all present and future Obligations, each of the Borrowers hereby grants to the Agent, for the ratable benefit of the Agent and the Lenders, a continuing security interest in, and a perfected and enforceable first priority lien on, assignment of, and right of set-off against, all of the following property of such Borrower, whether now owned or existing or hereafter acquired or arising, regardless of where located, including, without limitation:

                            (i)  all Accounts;

                           (ii)  all Inventory;

                          (iii)  all contract rights, letters of credit,
Assigned Contracts, chattel paper, instruments, notes, documents, and documents of title;

                           (iv)  all General Intangibles;

                            (v)  all Equipment;

                           (vi)  all money, investment property, securities
and other property of any kind of such Borrower in the possession or under the control of the Agent or any Lender, any assignee of or participant in the Obligations, or a bailee of any such party or such party's affiliates;

                          (vii)  all of such Borrower's deposit accounts,
credits and balances with and other claims against the Agent or any Lender or any of its affiliates or any other financial institution with which such Borrower maintains deposits;

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

provided, that the foregoing grant of a security interest shall not include (a) a security interest in any license, patent license or trademark license under which such Borrower is a licensee or a security interest in any Equipment lease (or Equipment leased by such Borrower thereunder), Real Property lease or contract relating to Real Property in effect as of the date hereof or entered into by such Borrower subsequent to the date hereof, in each case which by its terms prohibits the grant of the security interest contemplated by this Agreement, unless and until either such prohibition is terminated or an appropriate consent is obtained, in which event such license, patent license, trademark license, Equipment lease (and the Equipment leased thereunder), Real Property lease or contract relating to Real Property, as applicable, shall be subject to the security interest granted herein for all purposes; or (b) the Equipment owned by Forstmann which is subject to the security interest on the date hereof in favor of Schlafhorst Inc. until such time as the Debt related thereto is paid in full.

All of the foregoing, together with the Real Estate covered by the Mortgage(s), and all other property of each of the Borrowers in which the Agent or any Lender may at any time be granted a Lien, is herein collectively referred to as the "Collateral."

                      (b) As security for all Obligations, the Borrowers have executed and delivered to the Agent the Mortgage(s) to grant to the Agent, for the ratable benefit of the Agent and the Lenders, a continuing mortgage lien on the Real Estate and Premises.

                      (c) All of the Obligations shall be secured by all of the Collateral.

         6.2 Perfection and Protection of Security Interest. (a) Each of the Borrowers shall, at its expense, perform all steps requested by the Agent at any time to perfect, maintain, protect, and enforce the Agent's Liens, including, without limitation: (i) executing, delivering and/or filing and recording of the Mortgage(s) and the Patent and Trademark Agreements and executing and filing financing or continuation statements, and amendments thereof, in form and substance satisfactory to the Agent;

(ii) delivering to the Agent the originals of all instruments, documents, and chattel paper, and all other Collateral of which the Agent determines it should have physical possession in order to perfect and protect the Agent's security interest therein, duly pledged, endorsed or assigned to the Agent without restriction; (iii) delivering to the Agent warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued and certificate of titles covering any portion of the Collateral for which certificates of title have been issued; (iv) when an Event of Default exists, transferring Inventory to warehouses designated by the Agent; (v) placing notations on the Borrower's books of account to disclose the Agent's security interest; (vii) delivering to the Agent all letters of credit on which any Borrower is named beneficiary; and (viii) taking such other steps as are deemed necessary or desirable by the Agent to maintain and protect the Agent's Liens. To the extent permitted by applicable law, the Agent may file, without the signature of any Borrower, one or more financing statements disclosing the Agent's Liens. The Borrowers agree that a carbon, photographic, photostatic, or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement.

                      (b) If any Collateral is at any time in the possession or control of any warehouseman, bailee or any of any Borrower's agents or processors, then such Borrower shall notify the Agent thereof and, upon the Agent's request, shall notify such Person of the Agent's security interest in such Collateral and instruct such Person to hold all such Collateral for the Agent's account subject to the Agent's instructions. The Agent hereby agrees that it will not issue any such instructions pursuant to the previous sentence unless an Event of Default has occurred and is continuing. If at any time any Collateral is located on any operating facility of any Borrower which is not owned by such Borrower, then such Borrower shall, at the request of the Agent, use its best efforts to obtain written waivers, in form and substance satisfactory to the Agent, of all present and future Liens to which the owner or lessor of such premises may be entitled to assert against the Collateral. The Borrowers acknowledge and agree that, if and to the extent that the Borrowers do not obtain any such waivers, the Agent shall be entitled to (i) reserve from the Availability for the applicable Borrower an amount equal to up to 3 months' rent with respect to the Inventory located on such Premises or (ii) if it would result in a smaller reduction in Availability of the applicable Borrower, treat the Inventory located on such Premises as ineligible Inventory, for each such waiver not obtained by the Borrowers.

                      (c) From time to time, each of the Borrowers shall, upon the Agent's request, execute and deliver confirmatory written instruments pledging to the Agent, for the ratable benefit of the Agent and the Lenders, the Collateral with respect to such Borrower, but any Borrower's failure to do so shall not affect or limit any security interest or any other rights of the Agent or any Lender in and to the Collateral with respect to such Borrower. So long as this Agreement is in effect and until all Obligations have been fully satisfied, the Agent's Liens shall continue in full force and effect in all Collateral (whether or not deemed eligible for the purpose of calculating the Availability of any Borrower or as the basis for any advance, loan, extension of credit, or other financial accommodation).

         6.3 Location of Collateral. Each of the Borrowers represents and warrants to the Agent and the Lenders that: (a) Schedule 6.3 is a correct and complete list of such Borrower's chief executive office, the location of its books and records, the locations of the Collateral (except for (i) Equipment and Inventory temporarily in transit between such locations or (ii) (A) Equipment and Inventory of Forstmann temporarily held by third parties for processing or repairs, and (B) work in process of FAI located outside of the United States, valued at no more than $5,000,000 in the aggregate (based on the lower of cost or fair market value, determined on a FIFO basis)) and the locations of all of its other places of business; and (b) Schedule 6.3 correctly identifies any of such facilities and locations that are not owned by a Borrower and sets forth the names of the owners and lessors or sublessors of and, to the best of such Borrower's knowledge, the holders of any mortgages on, such facilities and locations. Each of the Borrowers covenants and agrees that it will not (i) maintain any Collateral (except for (i) Equipment and Inventory temporarily in transit between such locations or (ii) (A) Equipment and Inventory of Forstmann temporarily held by third parties for processing or repairs, and (B) work in process of FAI located outside of the United States, valued at no more than $5,000,000 in the aggregate (based on the lower of cost or fair market value, determined on a FIFO basis))at any location other than those locations listed for such Borrower on Schedule 6.3, (ii) otherwise change or add to any of such locations, or (iii) change the location of its chief executive office from the location identified in Schedule 6.3, unless it gives the Agent at least thirty
(30) days' prior written notice thereof and executes any and all financing statements and other documents that the Agent requests in connection therewith. Upon the establishment of any such location, Schedule 6.3 shall be deemed amended to add such location thereto without further action by the Agent or any Borrower, and the Borrowers hereby authorize the Agent to substitute a new
Schedule 6.3 to reflect such additional location. Without limiting the foregoing, each of the Borrowers represents that all of its Inventory (other than Inventory in transit or held by third parties for processing) is, and covenants that all of its Inventory will be, located either (a) on premises owned by a Borrower, (b) on premises leased by a Borrower, provided that the Agent has received an executed landlord waiver from the landlord of such premises in form and substance satisfactory to the Agent, or (c) in a public warehouse, provided that the Agent has received an executed bailee letter from the applicable public warehouseman in form and substance satisfactory to the Agent.

         6.4 Title to, Liens on, and Sale and Use of Collateral. Each of the Borrowers represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that: (a) all of the Collateral is and will continue to be owned by such Borrower free and clear of all Liens whatsoever, except for Permitted Liens; (b) the Agent's Liens in the Collateral will not be subject to any prior Lien, except Permitted Liens, described in clause (i) of the definition of "Permitted Liens" and Permitted Liens if and to the extent that such Permitted Liens constitute prior Liens under any Requirement of Law or, in the case of Real Estate, Permitted Liens described in clause (vi) of the definition of "Permitted Liens"; (c) such Borrower will use, store, and maintain the Collateral with all reasonable care and will use such Collateral for lawful purposes only; and (d) such Borrower will not, without the Agent's prior written approval, sell, or dispose of or permit the sale or disposition of any of the Collateral except for sales of Inventory in the ordinary course of business and sales of Equipment as permitted by Section 6.11 and sales of Accounts, which are not Eligible Accounts as a result of being past due, to The CIT Group/Commercial Services, Inc. ("CIT") pursuant to (i) the certain Credit Approved Receivables Purchasing Agreement dated as of March 13, 1998, between Forstmann and CIT, as amended by First Amendment to Credit Approved Receivables Purchasing Agreement and Second Amendment to Credit Approved Receivables Purchasing Agreement, each dated as of March 13, 1998, as such Agreement is in effect on March 13, 1998 (the "Forstmann/CIT Agreement"), and (ii) that certain Credit Approved Receivables Purchasing Agreement dated as of September 11, 1998, between FAI and CIT] (the "FAI/CIT Agreement", and collectively with the Forstmann/CIT Agreement, the "CIT Agreements"). The inclusion of proceeds in the Collateral shall not be deemed to constitute the Agent's or any Lender's consent to any sale or other disposition of the Collateral except as expressly permitted herein.

         6.5 Appraisals. Whenever a Default or Event of Default exists, and at such other times not more frequently than once a year as the Agent requests, each of the Borrowers shall, at its expense and upon the Agent's request, provide the Agent with appraisals or updates thereof of any or all of the Collateral from an appraiser, and prepared on a basis, satisfactory to the Agent, such appraisals and updates to include, without limitation, information required by applicable law and regulation and by the internal policies of the Lenders.

         6.6 Access and Examination; Confidentiality. (a) Upon reasonable prior notice to any Borrower (unless an Event of Default has occurred and is continuing, in which case no notice is necessary), the Agent, accompanied by any Lender which so elects, may at all reasonable times during regular business hours (and at any time when a Default or Event of Default exists) have access to, examine, audit, make extracts from or copies of and inspect any or all of such Borrower's records, files, and books of account and the Collateral, and discuss such Borrower's affairs with such Borrower's officers and management. Each of the Borrowers will deliver to the Agent any instrument necessary for the Agent to obtain records from any service bureau maintaining records for such Borrower. The Agent may, and at the direction of the Majority Lenders shall, at any time when a Default or Event of Default exists, and at such Borrower's expense, make copies of all of such Borrower's books and records, or require such Borrower to deliver such copies to the Agent. The Agent may, without expense to the Agent, use such of such Borrower's respective personnel, supplies, and premises as may be reasonably necessary for maintaining or enforcing the Agent's Liens. The Agent shall have the right, at any time, in the Agent's name or in the name of a nominee of the

Agent, to verify the validity, amount or any other matter relating to the Accounts, Inventory, or other Collateral, by mail, telephone, or otherwise.

                      (b) Each of the Borrowers agrees that, subject to such Borrower's prior consent for uses other than in a traditional tombstone, which consent shall not be unreasonably withheld or delayed, the Agent and each Lender may use such Borrower's name in advertising and promotional material and in conjunction therewith disclose the general terms of this Agreement. The Agent and each Lender acknowledge that certain information concerning the Borrowers which is obtained by or furnished to the Agent and such Lenders pursuant to this Agreement, including, without limitation, pursuant to this Section 6.6(b), may be non-public, proprietary or confidential in nature. The Agent and each Lender agree to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all such information provided to the Agent or such Lender by or on behalf of the Borrowers, under this Agreement or any other Loan Document, and neither the Agent, nor such Lender nor any of their respective Affiliates shall use any such information other than in connection with or in enforcement of this Agreement and the other Loan Documents, except to the extent that such information (i) was or becomes generally available to the public other than as a result of disclosure by the Agent or such Lender, or (ii) was or becomes available on a nonconfidential basis from a source other than the Borrowers, provided that such source is not bound by a confidentiality agreement with the Borrowers known to the Agent or such Lender; provided, however, that the Agent and any Lender may disclose such information (1) at the request or pursuant to any requirement of any Governmental Authority to which the Agent or such Lender is subject or in connection with an examination of the Agent or such Lender by any such Governmental Authority; (2) pursuant to subpoena or other court process; (3) when required to do so in accordance with the provisions of any applicable requirement of law; (4) to the extent reasonably required in connection with any litigation or proceeding (including, but not limited to, any bankruptcy proceeding) to which the Agent, any Lender or their respective Affiliates may be party; (5) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document; (6) to the Agent's or such Lender's independent auditors, accountants, attorneys and other professional advisors; (7) to any prospective Participant or assignee under any Assignment and Acceptance, actual or potential, provided that such prospective Participant or assignee agrees to keep such information confidential to the same extent required of the Agent and the Lenders hereunder; (8) as expressly permitted under the terms of any other document or agreement regarding confidentiality to which any Borrower is party or is deemed party with the Agent or such Lender, and (9) to its Affiliates.

         6.7 Collateral Reporting. Each of the Borrowers shall provide to the Agent the following reports, documents and materials: (i) upon request, copies of invoices in connection with Accounts, customer statements, credit memos, remittance advices and reports, deposit slips, shipping and delivery documents in connection with the Accounts and for Inventory and Equipment acquired by such Borrower, purchase orders and invoices; and (ii) such other reports as to such Borrower or its property as the Agent shall reasonably request from time to time. In addition, each of the Borrowers shall provide the Agent with the reports, documents and other materials described in Schedule 6.7 at the times set forth therein. All reports, documents and materials provided pursuant to this Section 6.7 shall be in form and substance satisfactory to the Agent and shall be accompanied by certificates of such Borrower executed by an officer thereof certifying as to the accuracy and completeness of the included matter. If any such reports, documents or other materials are prepared by an accounting service or other agent, such Borrower hereby authorizes such service or agent to deliver same to the Agent, for distribution to the Lenders.

         6.8 Accounts. (a) Each of the Borrowers hereby represents and warrants to the Agent and the Lenders, with respect to the Accounts, that: (i) each existing Account represents, and each future Account will represent, a bona fide sale or lease and delivery of goods by such Borrower, or rendition of services by such Borrower, in the ordinary course of such Borrower's business; (ii) each existing Account is, and each future Account will be, for a liquidated amount payable by the Account Debtor thereon on the terms set forth in the invoice therefor or in the schedule thereof delivered to the Agent, without any offset, deduction, defense, or counterclaim except those properly reflected on a Borrowing Base Certificate; (iii) no payment will be received with respect to any Account, and no credit, discount, or extension, or agreement therefor will be granted on any Account, except as reported to the Agent and the Lenders in accordance with this Agreement or except pursuant to the terms of the CIT Agreements; (iv) each copy of an invoice delivered to the Agent by such Borrower will be a genuine copy of the original invoice sent to the Account Debtor named therein; (v) except in the case of invoices relating to Bill and Hold Accounts, all goods described in any invoice representing a sale of goods will have been delivered to the Account Debtor and all services of such Borrower described in each invoice will have been performed; and (vi) in the case of invoices relating to Eligible Bill and Hold Accounts, all goods described in any such invoice will be shipped and delivered within (A) the later of (I) the season in which the invoice is rendered or (II) six months after the date on which the invoice is rendered or (B) the time specified in the invoice.

                      (b) No Borrower shall re-date any invoice or sale or make sales on extended dating beyond that customary in such Borrower's business or extend or modify any Account, other than in the ordinary course of business consistent with past practices and other than as properly reflected on a Borrowing Base Certificate. If such Borrower becomes aware of any matter adversely affecting the collectability of any Account or Account Debtor involving an amount greater than $250,000, in the case of Forstmann, and $50,000, in the case of FAI, including information regarding the Account Debtor's creditworthiness, such Borrower will promptly so advise the Agent.

                      (c) No Borrower shall accept any note or other instrument (except a check or other instrument for the immediate payment of money) with respect to any Account, except for such notes and other instruments described in clause (f) of the definition of "Restricted Investment," without the Agent's written consent. If the Agent consents to the acceptance of any such instrument, it shall be considered as evidence of the Account and not payment thereof and such Borrower will promptly deliver such instrument to the Agent, endorsed by such Borrower to the Agent, if so requested by the Agent, in a manner satisfactory in form and substance to the Agent.

                      (d) Each of the Borrowers shall notify the Agent promptly of all disputes and claims in excess of $250,000, in the case of Forstmann, and $50,000, in the case of FAI, individually, or $500,000 in the case of Forstmann, and $100,000 in the case of FAI, in the aggregate with any Account Debtor, and agrees to settle, contest, or adjust such dispute or claim at no expense to the Agent or any Lender. No discount, credit or allowance shall be granted to any such Account Debtor without the Agent's prior written consent, except for discounts, credits and allowances made or given in the ordinary course of such Borrower's business when no Event of Default exists hereunder. Each of the Borrowers shall send the Agent a copy of each credit memorandum in excess of $250,000, in the case of Forstmann, and $50,000, in the case of FAI, as soon as issued. The Agent may, and at the direction of the Majority Lenders shall, at all times when an Event of Default exists hereunder, settle or adjust disputes and claims directly with Account Debtors for amounts and upon terms which the Agent or the Majority Lenders, as applicable, shall consider advisable and, in all cases, the Agent will credit such Borrower's Loan Account with only the net amounts received by the Agent in payment of any Accounts.

                      (e) If an Account Debtor returns any Inventory to any Borrower when no Event of Default exists, then such Borrower shall promptly determine the reason for such return and shall issue a credit memorandum to the Account Debtor in the appropriate amount. Such Borrower shall immediately report to the Agent any return involving an amount in excess of $250,000, in the case of Forstmann, and $50,000, in the case of FAI. Each such report shall indicate the reasons for the returns and the locations and condition of the returned Inventory. In the event any Account Debtor returns Inventory to any Borrower when an Event of Default exists, such Borrower, upon request of the Agent, shall: (i) hold the returned Inventory in trust for the Agent; (ii) segregate all returned Inventory from all of its other property; (iii) dispose of the returned Inventory solely according to the Agent's written instructions; and
(iv) not issue any credits or allowances with respect thereto without the Agent's prior written consent. All returned Inventory shall be subject to the Agent's Liens thereon. Whenever any Inventory is returned, the related Account shall be deemed ineligible to the extent of the amount owing by the Account Debtor with respect to such returned Inventory

         6.9 Collection of Accounts; Payments. (a) Until the Agent notifies each of the Borrowers to the contrary, the Borrowers shall make collection of all Accounts and other Collateral for the Agent, shall receive all payments as the Agent's trustee, and shall immediately, and in no event later than the Business Day on which such payments are received, deliver all payments in their original form duly endorsed in blank into a Payment Account established for the accounts of each of the Borrowers at a bank acceptable to Agent and subject to documentation reasonably acceptable to Agent. The Borrowers shall maintain a lock-box service for collections of Accounts at a bank acceptable to the Agent and pursuant to documentation reasonably satisfactory to the Agent. All Account Debtors have been or will be instructed to make all payments directly to the address established for such service. If, notwithstanding such instructions, any Borrower receives any proceeds of Accounts, it shall receive such payments as the Agent's trustee, and shall immediately deliver such payments to the Agent in their original form duly endorsed in blank or deposit them into a Payment Account, as the Agent may direct. All collections received in any such lock-box or Payment Account or directly by any Borrower or the Agent, and all funds in any Payment Account or other account to which such collections are deposited shall be subject to the Agent's sole control. The Agent or the Agent's designee may, at any time after the occurrence of an Event of Default and for so long as such Event of Default is continuing, notify Account Debtors that the Accounts have been assigned to the Agent and of the Agent's security interest therein, and may collect them directly and charge the collection costs and expenses to the Borrowers' Loan Accounts as a Revolving Loan. So long as an Event of Default has occurred and is continuing, each of the Borrowers, at the Agent's request, shall execute and deliver to the Agent such documents as the Agent shall require to grant the Agent access to any post office box in which collections of Accounts are received.

                      (b) If sales of Inventory are made or services are rendered for cash, each of the Borrowers shall immediately deliver to the Agent or deposit into a Payment Account the cash which the such Borrower receives.

                      (c) All payments, including immediately available funds received by the Agent at a bank designated by it, received by the Agent on account of Accounts or as proceeds of other Collateral will be the Agent's sole property for its benefit and the benefit of the Lenders and will be credited to the respective Borrower's Loan Accounts (conditional upon final collection) after allowing one (1) Business Day for collection; provided, however, that such payments shall be deemed to be credited to the respective Borrower's Loan Accounts immediately upon receipt for purposes of (i) determining Availability,
(ii) calculating the unused line fee pursuant to Section 3.5, and (iii) calculating the amount of interest to be distributed by the Agent to the Lenders (but not the amount of interest payable by the Borrowers).

                      (d) In the event the Borrowers repay all of the Obligations upon the termination of this Agreement or upon acceleration of the Obligations, other than through the Agent's receipt of payments on account of the Accounts or proceeds of the other Collateral, such payment will be credited (conditional upon final collection) to the Borrowers' Loan Accounts on the Business

Day on which the Agent receives such funds, if the Agent receives such funds by 2:00 p.m. (New York time), or, if the Agent receives such funds after 2:00 p.m. (New York time), on the Business Day after the Agent's receipt of such funds.

         6.10 Inventory; Perpetual Inventory. Each of the Borrowers represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that all of the Inventory owned by such Borrower (except for Inventory constituting raw materials) is and will be held for sale or lease, or to be furnished in connection with the rendition of services, in the ordinary course of such Borrower's business, and is and will be fit for such purposes. Such Borrower will use its best efforts to keep its Inventory in good and marketable condition, at its own expense. Such Borrower will not accept any Inventory on consignment or approval except for such Inventory properly reflected on a Borrowing Base Certificate. Such Borrower agrees that all Inventory produced in the United States will be produced in accordance with the Federal Fair Labor Standards Act of 1938, as amended from time to time, and all rules, regulations, and orders thereunder. Such Borrower will conduct a physical count of the Inventory at least once per Fiscal Year, and after and during the continuation of an Event of Default, at such other times as the Agent requests. Such Borrower will maintain a perpetual inventory reporting system at all times. Such Borrower will not, without the Agent's written consent, sell any Inventory on a guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis, except that FAI may do so without the Agent's consent, provided that (i) it is for promotional purposes and in the ordinary course of its business, and (ii) an amount equal to the value of such Inventory shall have been included in the Promotional Reserve for FAI.

         6.11 Equipment. (a) Each of the Borrowers represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that all of the Equipment owned by such Borrower is and will be used or held for use in such Borrower's business, and is and will be fit for such purposes. Each of the Borrowers shall, in the ordinary course of its business, keep and maintain its Equipment in good operating condition and repair (ordinary wear and tear excepted) and shall, in the ordinary course of its business, make all necessary replacements thereof.

                      (b)     Each of the Borrowers shall promptly inform the
Agent of any material additions to or deletions from the Equipment. No Borrower shall permit any Equipment to become a fixture with respect to real property or to become an accession with respect to other personal property with respect to which real or personal property the Agent does not have a Lien. No Borrower shall, without the Agent's prior written consent, alter or remove any identifying symbol or number on any of such Borrower's Equipment consisting of Collateral.

                      (c) No Borrower shall, without the Agent's prior written consent, sell, lease as a lessor, or otherwise dispose of any of such Borrower's Equipment; provided, however, that such Borrower may dispose of obsolete or unusable Equipment having an orderly liquidation value no greater than $500,000 in the aggregate for all Borrowers in any Fiscal Year, or $2,500,000 in the aggregate for all Borrowers during the term of this Agreement, without the Lender's consent, subject to the conditions set forth in the next sentence. In the event any of such Equipment is sold, transferred or otherwise disposed of pursuant to the proviso contained in the immediately preceding sentence, (1) if such sale, transfer or disposition is effected without the reinvestment of the proceeds thereof in other Equipment to be used by such Borrower in its business, then such Borrower shall deliver all of the cash proceeds of any such sale, transfer or disposition to the Agent, which proceeds shall be applied to the reduction of the Term Loan (in the inverse order of maturity), or (2) if such sale, transfer or disposition is made in connection with the purchase by such Borrower of other Equipment, then such Borrower shall use the proceeds of such sale, transfer or disposition to purchase such other Equipment and shall deliver to the Agent written evidence of the use of the proceeds for such purchase. All such other Equipment purchased by such Borrower shall be free and clear of all Liens except the Agent's Lien.

         6.12 Assigned Contracts. Each of the Borrowers shall fully perform all of its obligations under each of the Assigned Contracts, and shall enforce all of its rights and remedies thereunder, in each case, as it deems appropriate in its business judgment; provided, however, that no Borrower shall take any action or fail to take any action with respect to its Assigned Contracts which would cause the termination of a material Assigned Contract. Without limiting the generality of the foregoing, each of the Borrowers shall take all action necessary or appropriate to permit, and shall not take any action which would have any materially adverse effect upon, the full enforcement of all indemnification rights under its Assigned Contracts. No Borrower shall, without the Agent's and the Majority Lenders' prior written consent, modify, amend, supplement, compromise, satisfy, release, or discharge any of its material Assigned Contracts, any collateral securing the same, any Person liable directly or indirectly with respect thereto, or any agreement relating to any of its material Assigned Contracts or the collateral therefor in any material respect. Each of the Borrowers shall notify the Agent and the Lenders in writing, promptly after such Borrower becomes aware thereof, of any event or fact which could give rise to a claim by it for indemnification under any of its Assigned Contracts in excess of $100,000, and shall diligently pursue such right and report to the Agent on all further developments with respect thereto. If any Borrower shall fail after the Agent's demand to pursue diligently any right under its Assigned Contracts, or if an Event of Default then exists, the Agent may, and at the direction of the Majority Lenders shall, directly enforce such right in its own or such Borrower's name and may enter into such settlements or other agreements with respect thereto as the Agent or the Majority Lenders, as applicable, shall determine. In any suit, proceeding or action brought by the Agent for the benefit of the Lenders under any Assigned Contract for any sum owing thereunder or to enforce any provision thereof, the Borrowers shall jointly and severally indemnify and hold the Agent and Lenders harmless from and against all expense, loss or damage suffered by reason of any defense, setoff, counterclaims, recoupment, or reduction of liability whatsoever of the obligor thereunder arising out of a breach by any Borrower of any obligation thereunder or arising out of any other agreement, indebtedness or liability at any time owing from any Borrower to or in favor of such obligor or its successors; provided that no Borrower shall be under any obligation to indemnify the Agent or the Lenders with respect to any expense, loss or damage caused by or resulting from the willful misconduct or gross negligence of the Agent or any Lender. All such obligations of the Borrowers shall be and remain enforceable only against the Borrowers and shall not be enforceable against the Agent. Notwithstanding any provision hereof to the contrary, each Borrower shall at all times remain liable to observe and perform all of its duties and obligations under its Assigned Contracts, and the Agent's or any Lender's exercise of any of their respective rights with respect to the Collateral shall not release such Borrower from any of such duties and obligations. Neither the Agent nor any Lender shall be obligated to perform or fulfill any of Borrower's duties or obligations under its Assigned Contracts or to make any payment thereunder, or to make any inquiry as to the nature or sufficiency of any payment or property received by it thereunder or the sufficiency of performance by any party thereunder, or to present or file any claim, or to take any action to collect or enforce any performance, any payment of any amounts, or any delivery of any property.

         6.13 Documents, Instruments, and Chattel Paper. Each of the Borrowers represents and warrants to the Agent and the Lenders that (a) all documents, instruments, and chattel paper describing, evidencing, or constituting Collateral, and all signatures and endorsements thereon, are and will be complete, valid, and genuine, and (b) all goods evidenced by such documents, instruments, and chattel paper are and will be owned by such Borrower, free and clear of all Liens other than Permitted Liens.

         6.14 Right to Cure. The Agent may, in its discretion, and shall, at the direction of the Majority Lenders, pay any amount or do any act required of any Borrower hereunder or under any other Loan Document in order to preserve, protect, maintain or enforce the Obligations, the Collateral or the Agent's Liens therein, and which such Borrower fails to pay or do, including, without limitation, payment of any judgment against such Borrower, any insurance premium, any warehouse charge, any finishing or processing charge, any landlord's claim, and any other Lien upon or with respect to the Collateral. All payments that the Agent makes under this Section 6.14 and all out-of-pocket costs and expenses that the Agent pays or incurs in connection with any action taken by it hereunder shall be charged to such Borrower's Loan Account as a Revolving Loan. Any payment made or other action taken by the Agent under this
Section 6.14 shall be without prejudice to any right to assert an Event of Default hereunder and to proceed thereafter as herein provided.

         6.15 Power of Attorney. Each of the Borrowers hereby appoints the Agent and the Agent's designee as the Borrower's attorney, with power: (a) to endorse such Borrower's name on any checks, notes, acceptances, money orders, or other forms of payment or security that come into the Agent's or any Lender's possession; (b) to sign such Borrower's name on any invoice, bill of lading, warehouse receipt or other document of title relating to any Collateral, on drafts against customers, on assignments of Accounts, on notices of assignment, financing statements and other public records and to file any such financing statements by electronic means with or without a signature as authorized or required by applicable law or filing procedure; (c) to notify the post office authorities to change the address for delivery of such Borrower's mail to an address designated by the Agent and to receive, open and dispose of all mail addressed to such Borrower;
(d) to send requests for verification of Accounts to customers or Account Debtors; (e) to clear Inventory, the purchase of which was financed with Letters of Credit, through customs in the Borrower's name, the Agent's name or the name of the Agent's designee, and to sign and deliver to customs officials powers of attorney in such Borrower's name for such purpose; and (f) to do all things necessary to carry out this Agreement. The Agent agrees that, except upon the occurrence and during the continuation of an Event of Default, it will not exercise the power of attorney or any rights granted to the Agent pursuant to this Section 6.15, except for the right granted in clause (b) to sign such Borrower's name on any financing statements and the right granted in clause (d) to send requests for verification of Accounts to customers or Account Debtors. Each of the Borrowers ratifies and approves all acts of such attorney. None of the Lenders or the Agent nor their attorneys will be liable for any acts or omissions or for any error of judgment or mistake of fact or law, except for gross negligence or willful misconduct. This power, being coupled with an interest, is irrevocable until this Agreement has been terminated and the Obligations have been fully satisfied.

         6.16 The Agent's and Lenders' Rights, Duties and Liabilities. Each of the Borrowers assumes all responsibility and liability arising from or relating to the use, sale or other disposition of the Collateral. The Obligations shall not be affected by any failure of the Agent or any Lender to take any steps to perfect the Agent's Liens or to collect or realize upon the Collateral, nor shall loss of or damage to the Collateral release any Borrower from any of the Obligations. Following the occurrence and continuation of an Event of Default, the Agent may (but shall not be required to), and at the direction of the Majority Lenders shall, without notice to or consent from any Borrower, sue upon or otherwise collect, extend the time for payment of, modify or amend the terms of, compromise or settle for cash, credit, or otherwise upon any terms, grant other indulgences, extensions, renewals, compositions, or releases, and take or omit to take any other action with respect to the Collateral, any security therefor, any agreement relating thereto, any insurance applicable thereto, or any Person liable directly or indirectly in connection with any of the foregoing, without discharging or otherwise affecting the liability of the Borrowers for the Obligations or under this Agreement or any other agreement now or hereafter existing between the Agent and/or any Lender and any Borrower.

         6.17 Site Visits, Observations and Testing. The Agent and its representatives will have the right at any reasonable time, but no more than twice during any twelve month period, to enter and visit the Premises and any other place where any property of any Borrower is located for the purposes of observing the Premises, and to determine such Borrower's compliance with Section 9.7(a); provided, however, (i) upon the occurrence of an Event of Default or
(ii) if the Agent reasonably believes that a material change has occurred to the Premises or to the soil or groundwater at any other place where any property of such Borrower is located, the Agent may reinspect the Premises or the place where the property of such Borrower is located as frequently as Agent deems necessary. Agent may request any Borrower to confirm (to Agent's reasonable satisfaction) that its generation, handling, use, storage or disposal of a Contaminant is in compliance with all Environmental Laws. If any Borrower fails to do so within a reasonable time after Agent's written request, the Agent may require such Borrower to retain an independent environmental consultant reasonably acceptable to the Agent to evaluate such Borrower's compliance with Environmental Laws. If any Borrower refuses to do so, the Agent may retain (at the Borrowers' expense) its own environmental consultant to make such evaluation. The Agent is under no duty, however, to visit or observe the Premises or to conduct tests, and any such acts by the Agent will be solely for the purposes of protecting the Agent's Liens and preserving the Agent and the Lenders' rights under this Agreement. No site visit, observation or testing by the Agent and the Lenders will result in a waiver of any default of any Borrower or impose any liability on the Agent or the Lenders. In no event will any site visit, observation or testing by the Agent be a representation that hazardous substances are or are not present in, on or under the Premises, or that there has been or will be compliance with any law, regulation or ordinance pertaining to hazardous substances or any other applicable governmental law. Neither any Borrower nor any other party is entitled to rely on any site visit, observation or testing by the Agent. The Agent and the Lenders owe no duty of care to protect any Borrower or any other party against, or to inform any Borrower or any other party of, any hazardous substances or any other adverse condition affecting the Premises. The Agent may in its discretion disclose to the Borrowers or any other party any report or findings made as a result of, or in connection with, any site visit, observation or testing by the Agent. Each Borrower understands and agrees that the Agent makes no warranty or representation to such Borrower or any other party regarding the truth, accuracy or completeness of any such report or findings that may be disclosed. Each Borrower also understands that depending on the results of any site visit, observation or testing by the Agent and disclosed to such Borrower, such Borrower may have a legal obligation to notify one or more environmental agencies of the results, that such reporting requirements are site-specific, and are to be evaluated by such Borrower without advice or assistance from the Agent. In each instance, the Agent will give the applicable Borrower reasonable advance notice before entering the Premises or any other place the Agent is permitted to enter under this Section 6.17. The Agent will make reasonable efforts to avoid interfering with any Borrower's use of the Premises or any other property in exercising any rights provided hereunder.

                                    ARTICLE 7

                BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES

         7.1 Books and Records. Each of the Borrowers shall maintain, at all times, correct and complete books, records and accounts in which complete, correct and timely entries are made of its transactions in accordance with GAAP applied consistently with the audited Financial Statements required to be delivered pursuant to Section 7.2(a). Each Borrower shall, by means of appropriate entries, reflect in such accounts and in all Financial Statements proper liabilities and reserves for all taxes and proper provision for depreciation and amortization of property and bad debts, all in accordance with GAAP. Each Borrower shall maintain at all times books and records pertaining to the Collateral in such detail, form and scope as the Agent or any Lender shall reasonably require, including, but not limited to, records of (a) all payments received and all credits and extensions granted with respect to the Accounts;
(b) the return, rejections, repossession, stoppage in transit, loss, damage, or destruction of any Inventory; and (c) all other dealings affecting the Collateral.

         7.2 Financial Information. Each of the Borrowers shall promptly furnish to each Lender, all such financial information as the Agent or any Lender shall reasonably request, and notify its auditors and accountants that the Agent, on behalf of the Lenders, is authorized to obtain such information directly from them. Without limiting the foregoing, the Borrowers will furnish to the Agent, in sufficient copies for distribution by the Agent to each Lender, in such detail as the Agent or the Lenders shall reasonably request, the following:

                      (a) As soon as available, but in any event not later than ninety (90) days after the close of each Fiscal Year, audited consolidated and unaudited consolidating balance sheets, and consolidated and consolidating statements of income and expense, cash flow and of stockholders' equity for the Borrowers for such Fiscal Year, and the accompanying notes thereto, setting forth in each case in comparative form figures for the previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and the results of operations of the Borrowers as at the date thereof and for the Fiscal Year then ended, and prepared in accordance with GAAP. Such statements shall be examined in accordance with generally accepted auditing standards by, and accompanied by a report thereon unqualified as to scope of, Deloitte & Touche LLP or other independent certified public accountants selected by the Borrowers and reasonably satisfactory to the Agent. The Borrowers, simultaneously with retaining such independent public accountants to conduct such annual audit, shall send a letter to such accountants, with a copy to the Agent and the Lenders, notifying such accountants that one of the primary purposes for retaining such accountants' services and having audited financial statements prepared by them is for use by the Agent and the Lenders. The Borrowers hereby authorize the Agent to communicate directly with their certified public accountants and, by this provision, authorize those accountants to disclose to the

Agent any and all financial statements and other supporting financial documents and schedules relating to the Borrowers and to discuss directly with the Agent the finances and affairs of the Borrowers.

                      (b) As soon as available, but in any event not later than thirty (30) days after the end of each fiscal month, unaudited consolidated and consolidating balance sheets of the Borrowers as at the end of such month, and unaudited consolidated and consolidating statements of income and expense and cash flow for the Borrowers for such month and for the period from the beginning of the Fiscal Year to the end of such month, all in reasonable detail, fairly presenting the financial position and results of operations of the Borrowers as at the date thereof and for such periods, and prepared in accordance with GAAP applied consistently with the audited Financial Statements required to be delivered pursuant to Section 7.2(a). Forstmann shall certify by a certificate signed by its chief financial officer that all such statements have been prepared in accordance with GAAP and present fairly, subject to normal year-end adjustments, the Borrowers' financial position as at the dates thereof and its results of operations for the periods then ended.

                      (c) As soon as available, but in any event not later than forty-five (45) days after the close of each fiscal quarter other than the fourth quarter of a Fiscal Year, unaudited consolidated and consolidating balance sheets of the Borrowers as at the end of such quarter, and unaudited consolidated and consolidating statements of income and expense and statement of cash flows for the Borrowers for such quarter and for the period from the beginning of the Fiscal Year to the end of such quarter, all in reasonable detail, fairly presenting the financial position and results of operation of the Borrowers as at the date thereof and for such periods, prepared in accordance with GAAP consistent with the audited Financial Statements required to be delivered pursuant to Section 7.2(a). Forstmann shall certify by a certificate signed by its chief financial officer that all such statements have been prepared in accordance with GAAP and present fairly, subject to normal year-end adjustments, the Borrower's financial position as at the dates thereof and its results of operations for the periods then ended.

                      (d) With each of the audited Financial Statements delivered pursuant to Section 7.2(a), a certificate of the independent certified public accountants that examined such statement to the effect that they have reviewed and are familiar with this Agreement and that, in examining such Financial Statements, they did not become aware of any fact or condition which then constituted a Default or Event of Default, except for those, if any, described in reasonable detail in such certificate.

                      (e) With each of the annual audited Financial Statements delivered pursuant to Section 7.2(a), and within forty-five (45) days after the end of each fiscal quarter, a certificate of the chief financial officer of Forstmann (i) setting forth in reasonable detail the calculations required to establish that the Borrowers were in compliance with the covenants set forth in

Sections 9.22 through 9.26 during the period covered in such Financial Statements and as at the end thereof, and (ii) stating that, except as explained in reasonable detail in such certificate, (A) all of the representations and warranties of the Borrowers contained in this Agreement and the other Loan Documents are correct and complete in all material respects as at the date of such certificate as if made at such time, (B) the Borrowers are, at the date of such certificate, in compliance in all material respects with all of their respective covenants and agreements in this Agreement and the other Loan Documents, (C) no Default or Event of Default then exists or existed during the period covered by such Financial Statements, (D) describing and analyzing in reasonable detail all material trends, changes, and developments in each and all Financial Statements; and (E) explaining the variances of the figures in the corresponding budgets and prior Fiscal Year financial statements. If such certificate discloses that a representation or warranty is not correct or complete, or that a covenant has not been complied with, or that a Default or Event of Default existed or exists, such certificate shall set forth what action the Borrowers have taken or propose to take with respect thereto.

                      (f) No sooner than 60 days and not less than 30 days prior to the beginning of each Fiscal Year of the Borrowers, annual forecasts (to include consolidated and consolidating forecasted balance sheets, statements of income and expenses and statements of cash flow) for the Borrowers as at the end of and for each fiscal month of such Fiscal Year.

                      (g) Promptly after filing with the PBGC and the IRS, a copy of each annual report or other filing filed with respect to each ERISA Plan of any Borrower.

                      (h) Promptly upon the filing thereof, copies of all reports, if any, to or other documents filed by any Borrower with the Securities and Exchange Commission under the Exchange Act, and all reports, notices, or statements sent or received by any Borrower to or from the holders of any equity interests of any Borrower (other than routine non-material correspondence sent by shareholders of any Borrower to such Borrower) or of any Debt for Borrowed Money of any Borrower registered under the Securities Act of 1933 or to or from the trustee under any indenture under which the same is issued.

                      (i) As soon as available, but in any event not later than 15 days after any Borrower's receipt thereof, a copy of all management reports and management letters prepared for such Borrower by Deloitte & Touche LLP or any other independent certified public accountants of such Borrower.

                      (j) Promptly after filing with the IRS, a copy of each tax return filed by any Borrower.

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

                      (l) Such additional information as the Agent and/or any Lender may from time to time reasonably request regarding the financial and business affairs of any Borrower, including, without limitation, projections of future operations, information relating to the Plan of Reorganization and all claims and proceedings in connection therewith, and information relating to the acquisition by FAI of substantially all of the assets of Arenzano and BBC.

         7.3 Notices to the Lenders. Each Borrower shall notify the Agent, in writing of the following matters at the following times:

                      (a) Immediately after becoming aware of any Default or Event of Default.

                      (b) Immediately after becoming aware of the assertion by the holder of any capital stock of such Borrower or of any Debt that a default exists with respect thereto or that such Borrower is not in compliance with the terms thereof, or the threat or commencement by such holder of any enforcement action because of such asserted default or non-compliance.

                      (c) Immediately after becoming aware of any material adverse change in such Borrower's property, business, operations, or condition (financial or otherwise).

                      (d)     Immediately after receipt of any written notice of
(i) any pending or threatened action, suit, proceeding, or counterclaim by any Person which may have a Material Adverse Effect, or (ii) any pending or threatened investigation by a Governmental Authority (other than routine and ordinary inspections).

                      (e) Immediately after becoming aware of any pending or threatened strike, work stoppage, unfair labor practice claim, or other labor dispute affecting such Borrower in a manner which could reasonably be expected to have a Material Adverse Effect.

                      (f) Immediately after becoming aware of any violation of any law, statute, regulation, or ordinance of a Governmental Authority affecting such Borrower which could reasonably be expected to have a Material Adverse Effect.

                      (g) Immediately after receipt of any written notice of any violation by such Borrower of any Environmental Law which could reasonably be expected to have a Material Adverse Affect or that any Governmental Authority has asserted that such Borrower thereof is not in compliance in any material respect with any Environmental Law or is investigating such Borrower's compliance therewith other than routine and ordinary inspections.

                      (h) Immediately after receipt of any written notice that such Borrower is or may be liable to any Person as a result of the Release or threatened Release of any Contaminant or that such Borrower is subject to investigation by any Governmental Authority evaluating whether any remedial action is needed to respond to the Release or threatened Release of any Contaminant which, in either case, is reasonably likely to give rise to liability in excess of $5,000,000.

                      (i) Immediately after receipt of any written notice of the imposition of any Environmental Lien against any property of such Borrower.

                      (j) Any change in such Borrower's name, state of incorporation, or form of organization, trade names under which such Borrower will sell Inventory or create Accounts, or to which instruments in payment of Accounts may be made payable, in each case at least thirty (30) days prior thereto.

                      (k) Within ten (10) Business Days after such Borrower or any ERISA Affiliate knows or receives notice, that an ERISA Event or a prohibited transaction (as defined in Sections 406 of ERISA and 4975 of the Code) has occurred, and, when known, any action taken or threatened by the IRS, the DOL or the PBGC with respect thereto.

                      (l) Upon request, or, in the event that such filing reflects a significant change (as reasonably determined by the Borrower) with respect to the matters covered thereby, within ten (10) days after the filing thereof with the PBGC, the DOL or the IRS, as applicable, copies of the following: (i) each annual report (form 5500 series), including Schedule B thereto, filed with the PBGC, the DOL or the IRS with respect to each ERISA Plan, (ii) a copy of each funding waiver request filed with the PBGC, the DOL or the IRS with respect to any ERISA Plan and all communications received by such Borrower or any ERISA Affiliate from the PBGC, the DOL or the IRS with respect to such request, and (iii) a copy of each other filing or notice filed with the PBGC, the DOL or the IRS, with respect to each ERISA Plan of such Borrower or any ERISA Affiliate.

                      (m) Upon request, copies of each actuarial report for any ERISA Plan or Multi-employer Plan and annual report for any Multi-employer Plan; and within ten (10) days after receipt thereof by such Borrower or any ERISA Affiliate, copies of the following: (i) any notices of the PBGC's intention to terminate an ERISA Plan or to have a trustee appointed to administer such ERISA Plan; (ii) any favorable or unfavorable determination letter from the IRS regarding the qualification of an ERISA Plan under Section 401(a) of the Code; or (iii) any notice from a Multi-employer Plan regarding the imposition of withdrawal liability.

                      (n) Within ten (10) days after (i) such Borrower has knowledge or should have knowledge that any changes in the benefits of any existing ERISA Plan have increased such Borrower's annual costs with respect thereto, (ii) the establishment of any new ERISA Plan or the commencement of contributions to any ERISA Plan to which such Borrower or any ERISA Affiliate was not previously contributing; or (iii) any failure by such Borrower or any ERISA

Affiliate to make a required  installment  or any other  required  payment under
Section 412 of the Code on or before the due date for such installment or payment.

                      (o) Within ten (10) days after such Borrower or any ERISA Affiliate knows or receives notice that any of the following events has or will occur: (i) a Multi-employer Plan has been or will be terminated; (ii) the administrator or plan sponsor of a Multi-employer Plan intends to terminate a Multi-employer Plan; or (iii) the PBGC has instituted or will institute proceedings under Section 4042 of ERISA to terminate a Multi-employer Plan.

         Each notice given under this Section shall describe the subject matter thereof in reasonable detail, and shall set forth the action that any Borrower or any ERISA Affiliate, as applicable, has taken or proposes to take with respect thereto.


                                                     ARTICLE 8

                                      GENERAL WARRANTIES AND REPRESENTATIONS

         Each Borrower warrants and represents to the Agent and the Lenders that except as hereafter disclosed to and accepted by the Agent and the Majority Lenders in writing:

         8.1 Authorization, Validity, and Enforceability of this Agreement and the Loan Documents. Such Borrower has the corporate power and authority to execute, deliver and perform this Agreement and the other Loan Documents, to incur the Obligations, and to grant to the Agent Liens upon and security interests in the Collateral. Such Borrower has taken all necessary corporate action (including without limitation, obtaining approval of its stockholders if necessary) to authorize its execution, delivery, and performance of this Agreement and the other Loan Documents. This Agreement and the other Loan Documents have been duly executed and delivered by such Borrower, and constitute the legal, valid and binding obligations of such Borrower, enforceable against it in accordance with their respective terms. Such Borrower's execution, delivery, and performance of this Agreement and the other Loan Documents do not and will not conflict with, or constitute a violation or breach of, or constitute a default under, or result in the creation or imposition of any Lien upon the property of such Borrower by reason of the terms of (a) any material contract, mortgage, Lien, lease, agreement, indenture, or instrument to which such Borrower is a party or which is binding upon them, (b) any Requirement of Law applicable to such Borrower, or (c) the certificate or articles of incorporation or by-laws of such Borrower as each has been amended pursuant to the Plan of Reorganization or otherwise, copies of which amendments have been delivered to the Agent and the Lenders.

         8.2 Validity and Priority of Security Interest. The provisions of this Agreement, the Mortgage(s), and the other Loan Documents create legal and valid Liens on all the Collateral in favor of the Agent, for the ratable benefit of the Agent and the Lenders, and, when financing statements have been filed and the

Mortgages recorded in the appropriate offices in the appropriate locations, such Liens will constitute perfected and continuing Liens on all the Collateral, having priority over all other Liens on the Collateral, except Permitted Liens described in clause (i) of the definition of "Permitted Liens" and Permitted Liens if and to the extent that such Permitted Liens constitute prior Liens under any Requirement of Law and, in the case of Real Estate, Permitted Liens described in clause (vi) of the definition of "Permitted Liens", securing all the Obligations, and enforceable against such Borrower and all third parties.

         8.3 Organization and Qualification. Such Borrower (a) is duly incorporated and organized and validly existing in good standing under the laws of the state of its incorporation, (b) is qualified to do business as a foreign corporation and is in good standing in the jurisdictions set forth on Schedule
8.3 which are the only jurisdictions in which qualification is necessary in order for it to own or lease its property and conduct its business, except where the failure so to qualify and to be in good standing would not constitute a Material Adverse Effect and (c) has all requisite power and authority to conduct its business and to own its property.

         8.4 Corporate Name; Prior Transactions. Except as disclosed on Schedule 8.4, such Borrower has not, during the past five (5) years, been known by or used any other corporate or fictitious name, or been a party to any merger or consolidation, or acquired all or substantially all of the assets of any Person, or acquired any of its property outside of the ordinary course of business.

         8.5 Subsidiaries and Affiliates. Schedule 8.5 is a correct and complete list of the name and relationship to such Borrower of such Borrower's Subsidiaries and other Affiliates. Each of such Borrower's Subsidiaries is (a) duly incorporated and organized and validly existing in good standing under the laws of its state of incorporation set forth on Schedule 8.5, and (b) qualified to do business as a foreign corporation and in good standing in the jurisdictions set forth opposite its name on Schedule 8.5, which are the only states in which such qualification is necessary in order for it to own or lease its property and conduct its business.

         8.6 Projections; Balance Sheet. (a) The Latest Projections when submitted to the Lenders as required herein represent the Borrowers' best estimate of the future financial performance of the Borrowers for the periods set forth therein. The Latest Projections have been prepared on the basis of the assumptions set forth therein, which the Borrowers believe are fair and reasonable in light of current and reasonably foreseeable business conditions at the time submitted to the Lenders.

                      (b) [Intentionally omitted.]

                      (c) The unaudited consolidated and consolidating balance sheet of the Borrowers as of August 2, 1998, attached hereto as Schedule 8.6(c), presents fairly and accurately the Borrowers' financial condition as at such date assuming the transactions contemplated hereby and in the Acquisition Order and Bill of Sale had occurred on such date and the Closing Date had been on such Date, and has been prepared in accordance with GAAP.


         8.7 Capitalization. On the Closing Date and after giving effect to the consummation of the transactions contemplated hereby and in the Acquisition Order and Bill of Sale, (i) Forstmann's authorized capital stock consists of 10,000,000 shares of common stock, par value $0.01 per share, of which approximately 4,300,000 shares has been distributed to holders of "allowed general unsecured claims" pursuant to the Plan of Reorganization; and (ii) FAI's authorized capital stock consists of 100 shares of common stock, par value $0.01 per share, all of which approximately are owned by Forstmann.

         8.8 Solvency. The Borrowers on a consolidated basis taken as a whole are Solvent prior to and after giving effect to the assumption of their liability under this Agreement and the making of any Revolving Loans to be made on the Closing Date and the issuance of any Letter of Credit to be issued on the Closing Date, and shall remain Solvent on a consolidated basis during the term of this Agreement.

         8.9 Debt. After giving effect to the Term Loans, in the case of Forstmann, and the Revolving Loans to be made and to the issuance of the Letters of Credit to be issued on the Closing Date, in the case of both Borrowers, such Borrower has no Debt, except (a) the Obligations, (b) Debt to be paid in accordance with the Plan of Reorganization which is described on Schedule 8.9, and (c) trade payables, administrative expenses and contractual obligations arising in the ordinary course of business after the date of the Confirmation Order.

         8.10 Distributions. Since January 1, 1993, no Distribution has been declared, paid, or made upon or in respect of any capital stock or other securities of such Borrower.

         8.11 Title to Property. Such Borrower has good and marketable title in fee simple to its real property listed in Schedule 8.12 hereto, and such Borrower has good, indefeasible, and merchantable title to all of its other property (including, without limitation, the assets reflected on the most recent Financial Statements delivered to the Agent and the Lenders, except as disposed of in the ordinary course of business since the date thereof), free of all Liens except Permitted Liens.

         8.12 Real Estate; Leases. Schedule 8.12 sets forth a correct and complete list of all Real Estate owned by such Borrower as of the Closing Date, all leases and subleases of real or personal property by such Borrower as lessee or sublessee, and all leases and subleases of real or personal property by such Borrower as lessor or sublessor. Except as disclosed on Schedule 8.12, each of such leases and subleases is valid and enforceable in accordance with its terms and is in full force and effect, and no default by any party to any such lease or sublease exists.

         8.13 Proprietary Rights. Schedule 8.13 sets forth a correct and complete list of all of such Borrower's Proprietary Rights. None of the Proprietary Rights is subject to any licensing agreement or similar arrangement except as set forth on Schedule 8.13. To the best of such Borrower's knowledge, none of the Proprietary Rights infringes on or conflicts with any other Person's property, and no other Person's property infringes on or conflicts with the Proprietary Rights. The Proprietary Rights described on Schedule 8.13 constitute all of the property of such type necessary to the current and anticipated future conduct of such Borrower's business.

         8.14 Trade Names and Terms of Sale. All trade names under which such Borrower will sell Inventory or create Accounts, or to which instruments in payment of Accounts may be made payable, are listed on Schedule 8.14.

         8.15 Litigation. Except as set forth on Schedule 8.15, there is no pending or (to the best of such Borrower's knowledge) threatened, action, suit, proceeding, or counterclaim by any Person, or investigation by any Governmental Authority, or any basis for any of the foregoing, which could reasonably be expected to cause a Material Adverse Effect.

         8.16 Restrictive Agreements. Such Borrower is not a party to any contract or agreement, or subject to any charter or other corporate restriction, which affects its ability to execute, deliver, and perform the Loan Documents and repay the Obligations or which materially and adversely affects or, insofar as such Borrower can reasonably foresee, could reasonably be expected to materially and adversely affect, the property, business, operations, or condition (financial or otherwise) of such Borrower, or would in any respect cause a Material Adverse Effect.

         8.17 Labor Disputes. Except as set forth on Schedule 8.17, (a) there is no collective bargaining agreement or other labor contract covering employees of such Borrower, (b) no such collective bargaining agreement or other labor contract is scheduled to expire during the term of this Agreement, (c) no union or other labor organization is seeking to organize, or to be recognized as, a collective bargaining unit of employees of such Borrower or for any similar purpose, and (d) there is no pending or (to the best of such Borrower's knowledge) threatened, strike, work stoppage, material unfair labor practice claim, or other material labor dispute against or affecting such Borrower or its employees.

         8.18         Environmental Laws.  Except as otherwise disclosed on
Schedule 8.18:

                      (a) Such Borrower has complied in all material respects with all Environmental Laws applicable to its Premises and business, and neither such Borrower nor any of its present Premises or operations, nor, to the best of such Borrower's knowledge, its past property or operations, is subject to any enforcement order from or liability agreement with any Governmental Authority or private Person respecting (i) compliance with any Environmental Law or (ii) any potential liabilities and costs or remedial action arising from the Release or threatened Release of a Contaminant.

                      (b) Such Borrower has obtained all material permits necessary for its current operations under Environmental Laws, and all such permits are in good standing and such Borrower is in compliance in all material respects with all terms and conditions of such permits.

                      (c) Neither such Borrower nor, to the best of such Borrower's knowledge, any of its predecessors in interest, has, in violation of applicable law, stored, treated or disposed of any hazardous waste on any Premises, as defined pursuant to 40 CFR Part 261 or any equivalent Environmental Law.

                      (d) Such Borrower has not received any summons, complaint, order or similar written notice that it is not currently in compliance with, or that any Governmental Authority is investigating (other than periodic and ordinary inspections) its compliance with, any Environmental Laws or that it is or may be liable to any other Person as a result of a Release or threatened Release of a Contaminant.

                      (e) None of the present or, to the best of such Borrower's knowledge, past operations of such Borrower is the subject of any investigation by any Governmental Authority evaluating whether any remedial action is needed to respond to a Release or threatened Release of a Contaminant.

                      (f) There is not now, nor to the best of such Borrower's knowledge has there ever been on or in the Premises:

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

                      (g) Such Borrower has not filed any notice under any requirement of Environmental Law reporting a material spill or material accidental and unpermitted release or discharge of a Contaminant into the environment.

                      (h) Such Borrower has not entered into any negotiations or settlement agreements with any Person (including, without limitation, the prior owner of its property) imposing material obligations or liabilities on such Borrower with respect to any remedial action in response to the Release of a Contaminant or environmentally related claim.

                      (i) None of the products manufactured, distributed or sold by such Borrower contains asbestos containing material.

                      (j) No Environmental Lien has attached to any Premises of such Borrower.

         8.19 No Violation of Law. Such Borrower is not in violation of any law, statute, regulation, ordinance, judgment, order, or decree applicable to it which violation could reasonably be expected to have a Material Adverse Effect.

         8.20 No Default. Such Borrower is not in default with respect to any note, indenture, loan agreement, mortgage, lease, deed, or other agreement to which such Borrower is a party or by which it is bound, which default could reasonably be expected to have a Material Adverse Effect.

         8.21         ERISA Compliance.  Except as specifically disclosed in
Schedule 8.21:

                      (a) Each ERISA Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each ERISA Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of such Borrower, nothing has occurred which would cause the loss of such qualification. Such Borrower and each ERISA Affiliate of such Borrower has made all required contributions to any ERISA Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any ERISA Plan.

                      (b) There are no pending or, to the best knowledge of such Borrower, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any ERISA Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any ERISA Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

                      (c) (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) no Pension Plan has any Unfunded Pension Liability;
(iii) neither such Borrower nor any ERISA Affiliate of such Borrower has incurred, or reasonably expects to incur, any material liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither such Borrower nor any ERISA Affiliate of such Borrower has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multi-employer Plan; and (v) neither the Borrower nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

         8.22 Taxes. Except as disclosed in Schedule 8.22, such Borrower has filed all Federal and other tax returns and reports required to be filed, and has paid all taxes shown to be due and payable on such returns and reports and has paid all Federal and other taxes, assessments, fees and other governmental charges levied or imposed upon it or its properties, income or assets otherwise due and payable other than any such taxes, assessments, fees and other charges, the non-payment of which is permitted by Section 9.1.

         8.23 Regulated Entities. None of such Borrower nor any Person controlling such Borrower is an "Investment Company" within the meaning of the Investment Company Act of 1940. Such Borrower is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur indebtedness.

         8.24 Use of Proceeds; Margin Regulations. The proceeds of the Loans and other extensions of credit hereunder will be used by such Borrower to fund the Plan of Reorganization, to pay the fees and expenses of such Borrower in connection with this Agreement and the transactions contemplated hereby, for the acquisition by FAI of substantially all of the assets of Arenzano and BBC, and for general working capital and corporate purposes. Such Borrower is not engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

         8.25 Copyrights, Patents, Trademarks and Licenses, etc. Such Borrower owns or is licensed or otherwise has the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of its businesses, without conflict with the rights of any other Person. To the best knowledge of such Borrower, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by such Borrower infringes upon any rights held by any other Person. No claim or litigation regarding any of the foregoing is pending or threatened, and, to the knowledge of such Borrower, no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect.

         8.26 No Material Adverse Change. No Material Adverse Effect has occurred since the date of the Financial Statements referred to in Section 8.6(c) of this Agreement. On the basis of a comprehensive review and assessment undertaken by such Borrower of Borrower's computer applications and inquiry made of such Borrower's material suppliers, vendors and customers such Borrower reasonably believes that the "Year 2000 problem" (that is, the risk that computer applications used by any person may be unable to recognize and perform properly date sensitive functions involving certain dates prior to and any date after December 31, 1999) will not result in a Material Adverse Effect.

         8.27 Full Disclosure. None of the representations or warranties made by such Borrower in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of such Borrower in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of such Borrower to the Lenders prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

         8.28 Material Agreements. Schedule 8.28 hereto sets forth all material agreements and contracts to which such Borrower is a party or is bound as of the date hereof.

         8.29 Bank Accounts. Schedule 8.29 contains a complete and accurate list of all bank accounts maintained by such Borrower with any bank or other financial institution.

         8.30  Governmental  Authorization.  No  approval,  consent,  exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority or other person is necessary or required in connection with the execution, delivery or performance by, or enforcement against, such Borrower of this Agreement, any other Loan Document, or the Bill of Sale, except for filings necessary to perfect the Agent's Lien on the Collateral.

         8.31 Acquisition. The Acquisition Order has become a Final Order, remains in full force and effect, and has not been revoked, vacated or otherwise modified or amended.

                                                     ARTICLE 9

                                        AFFIRMATIVE AND NEGATIVE COVENANTS

         Each Borrower covenants to the Agent and each Lender that, so long as any of the Obligations remain outstanding or this Agreement is in effect:

         9.1 Taxes and Other Obligations. Such Borrower shall (a) file when due all tax returns and other reports which it is required to file; (b) pay, or provide for the payment, when due, of all taxes, fees, assessments and other governmental charges against it or upon its property, income and franchises, make all required withholding and other tax deposits, other than any inadvertent nonpayment of an immaterial amount, and establish adequate reserves for the payment of all such items, and provide to the Agent and the Lenders, upon request, satisfactory evidence of its timely compliance with the foregoing; and
(c) pay when due all Debt owed by it and all claims of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons, and all other indebtedness (including without limitation all trade payables) owed by it and perform and discharge in a timely manner all other obligations undertaken by it, other than any inadvertent nonpayment of an immaterial amount; provided, however, that such Borrower need not pay any tax, fee, assessment, governmental charge, Debt, claim or other indebtedness that (i) it is contesting in good faith by appropriate proceedings diligently pursued and (ii) that such Borrower has established proper reserves for as provided in GAAP; provided further, however, that the Agent shall be entitled to establish reserves from Availability for such Borrower for any and all Liens in an amount greater than $100,000 (individually or in the aggregate) for taxes, fees, assessments, governmental charges, Debts, claims or other indebtedness resulting from such non-payment.

         9.2 Corporate Existence and Good Standing. Such Borrower shall maintain its corporate existence and its qualification and good standing in all jurisdictions in which the failure to maintain such existence and qualification or good standing could reasonably be expected to have a material adverse effect on such Borrower's property, business, operations, prospects, or condition (financial or otherwise).

         9.3 Compliance with Law and Agreements; Maintenance of Licenses. Such Borrower shall comply in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act). Such Borrower shall obtain and maintain all licenses, permits, franchises, and governmental authorizations necessary to own its property and to conduct its business as conducted on the Closing Date, except to the extent that failure to do any of the foregoing would not constitute a Material Adverse Effect. Such Borrower shall not modify, amend or alter its certificate or article of incorporation other than in a manner which does not adversely affect the rights of the Lenders or the Agent.

         9.4 Maintenance of Property. Such Borrower shall maintain all of its property necessary and useful in the conduct of its business, in good operating condition and repair, ordinary wear and tear excepted, and in the ordinary course of its business.

         9.5 Insurance. (a) Such Borrower shall maintain, with financially sound and reputable insurers having a rating of at least A-VII or better by Best Rating Guide, insurance against such hazards or of such types as is customary for Persons engaged in the same or similar business, in amounts, and under policies reasonably acceptable to the Agent and the Majority Lenders. Without limiting the foregoing, such Borrower shall also maintain flood insurance, in the event of a designation of the area in which any Real Estate covered by the Mortgages and any of the Equipment and Inventory located on such Real Estate is located as "flood prone" or a "flood risk area," (hereinafter "SFHA") as defined by the Flood Disaster Protection Act of 1973, in an amount to be reasonably determined by the Agent, and shall comply with the additional requirements of the National Flood Insurance Program as set forth in said Act. Such Borrower shall also maintain flood insurance for any material amount of its Inventory and Equipment which is, at any time, located in a SFHA.

                      (b) Such Borrower shall cause the Agent, for the ratable benefit of the Agent and the Lenders, to be named in each such policy as secured party or mortgagee and loss payee or additional insured, in a manner reasonably acceptable to the Agent. Each policy of insurance shall contain a clause or endorsement requiring the insurer to give not less than thirty (30) days' prior written notice to the Agent in the event of cancellation of the policy for any reason whatsoever and a clause or endorsement stating that the interest of the Agent shall not be impaired or invalidated by any act or neglect of such Borrower or the owner of any premises for purposes more hazardous than are permitted by such policy. All premiums for such insurance shall be paid by such Borrower when due, and certificates of insurance and, if requested by the Agent or any Lender, photocopies of the policies, shall be delivered to the Agent, in each case in sufficient quantity for distribution by the Agent to each of the Lenders. If such Borrower fails to procure such insurance or to pay the premiums therefor when due, the Agent may, and at the direction of the Majority Lenders shall, do so from the proceeds of Revolving Loans.

                      (c) Such Borrower shall promptly notify the Agent and the Lenders of any loss, damage, or destruction to the Collateral arising from its use, whether or not covered by insurance. The Agent is hereby authorized to collect all insurance proceeds directly, and to apply or remit them as follows:

                            (i)     With respect to insurance proceeds relating
to property other than Collateral, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall promptly remit to such Borrower such proceeds.

                           (ii)    With respect to insurance proceeds relating
to Collateral other than Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds, ratably, to the reduction of the Obligations in the order provided for in Section 4.8.

                          (iii)     With respect to insurance proceeds relating
to Collateral consisting of Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, (i) such Borrower may, so long as no Event of Default has occurred and is continuing, use such proceeds, or any part thereof, to replace, repair, restore or rebuild any relevant Equipment having an orderly liquidation value immediately prior to the loss, damage or destruction thereof of no greater than $500,000 in the aggregate for all Borrowers in any Fiscal Year or $2,500,000 in the aggregate for all Borrowers during the term of this Agreement and (ii) in all other cases, the Agent (A) shall apply such proceeds, ratably, to the reduction of the Term Loans (applying such proceeds ratably to the installments of the Term Loans in the inverse order of maturity) or (B) at the option of the Majority Lenders, may permit or require such Borrower to use such money, or any part thereof, to replace, repair, restore or rebuild the relevant Fixed Assets in a diligent and expeditious manner with materials and workmanship of
substantially   the  same  quality  as  existed  before  the  loss,   damage  or
destruction.

         9.6 Condemnation. (a) Such Borrower shall, promptly after receipt of written notice of the institution of any proceeding for the condemnation or other taking of any of its property, notify the Agent of the pendency of such proceeding, and agrees that the Agent may participate in any such proceeding, and such Borrower from time to time will deliver to the Agent all instruments reasonably requested by the Agent to permit such participation.

                      (b) The Agent is hereby authorized to collect the proceeds of any condemnation claim or award directly, and to apply or remit them as follows:

                            (i)        With respect to condemnation proceeds
relating to property other than Collateral, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall remit to such Borrower such proceeds.

                           (ii)        With respect to condemnation proceeds
relating to Collateral other than Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds, ratably, to the reduction of the Obligations in the order provided for in Section 4.8.

                          (iii)        With respect to condemnation proceeds
relating to Collateral consisting of Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds, ratably, to the reduction of the Term Loans (applying such proceeds ratably to the installments of the Term Loans in the inverse order of maturity), or at the option of the Majority Lenders, may permit or require such Borrower to use such money, or any part thereof, to replace, repair, restore or rebuild the relevant Fixed Assets in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the condemnation.

         9.7 Environmental Laws. (a) Such Borrower shall conduct its business in compliance in all material respects with all Environmental Laws applicable to it, including, without limitation, those relating to the generation, handling, use, storage, and disposal of any Contaminant. Such Borrower shall take prompt and appropriate action to respond to any material non-compliance with Environmental Laws and shall regularly report to the Agent on such response.

                      (b)     Without limiting the generality of the foregoing,
such Borrower shall submit to the Agent and the Lenders annually, commencing on the first Anniversary Date, and on each Anniversary Date thereafter, an update of the status of each environmental compliance or liability issue that must be reported pursuant to the last sentence of Section 9.7(a). The Agent or any Lender may request copies of technical reports prepared by such Borrower and its communications with any Governmental Authority to determine whether such Borrower is proceeding reasonably to correct, cure or contest in good faith any alleged non-compliance or environmental liability. Such Borrower shall, at the Agent's or the Majority Lenders' request and at such Borrower's expense, (a) retain an independent environmental engineer acceptable to the Agent to evaluate such Borrower's compliance or non-compliance in all material respects with all Environmental Laws, including tests if appropriate, where the non-compliance or alleged non-compliance with
Environmental Laws has occurred and prepare and deliver to the Agent, in sufficient quantity for distribution by the Agent to the Lenders, a report setting forth the results of such evaluation, a proposed plan for responding to any environmental problems described therein, and an estimate of the costs thereof, and (b) provide to the Agent and the Lenders a supplemental report of such engineer whenever the scope of the environmental problems, or the response thereto or the estimated costs thereof, shall change in any material respect.

         9.8 Compliance with ERISA. Such Borrower shall, and shall cause each of its ERISA Affiliates to: (a) maintain each ERISA Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law; (b) cause each ERISA Plan which is intended to satisfy
Section 401(a) (or, if applicable, Section 401(k)) of the Code to satisfy and to continue to satisfy such requirements; (c) make all required contributions to any ERISA Plan subject to Section 412 of the Code; (d) not engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any ERISA Plan that could reasonably be expected to have a Material Adverse Effect; and (e) not engage in a transaction that could be subject to
Section 4069 or 4212(c) of ERISA.

         9.9 Mergers, Consolidations or Sales. Except in accordance with the Plan of Reorganization, such Borrower shall not enter into any transaction of merger, reorganization, or consolidation, or transfer, sell, assign, lease, or otherwise dispose of all or any part of its property, or wind up, liquidate or dissolve, or agree to do any of the foregoing, except for (i) sales of Inventory in the ordinary course of its business, (ii) sales or other dispositions of Equipment in the ordinary course of business that are obsolete or no longer useable such Borrower in its business as permitted by Section 6.11 and (iii) sales of Accounts, which are not Eligible Accounts as a result of being past due, to CIT pursuant to the CIT Agreements.

         9.10 Distributions; Capital Change; Restricted Investments. Such Borrower shall not (i) directly or indirectly declare or make, or incur any liability to make, any Distribution, (ii) make any change in its capital structure which could have a Material Adverse Effect or (iii) make any Restricted Investment.

         9.11 Transactions Affecting Collateral or Obligations. Such Borrower shall not enter into any transaction which would be reasonably expected to have a Material Adverse Effect.

         9.12 Guaranties. The Borrowers shall not make, issue, or become liable on any Guaranty, except (i) Guaranties of the Obligations in favor of the Agent,
(ii) Guaranties by FAI in connection with or relating to sales of Inventory on a guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis, provided that (A) it is for promotional purposes and in the ordinary course of its business, and (B) the value of such Inventory is included in the Promotional Reserve for FAI, (iii) Guaranties by FAI made to Solo Credit International Corp. in that certain Guarantee dated May 28, 1998, and (iv) Guaranties of the obligations of any other Person aggregating no more than $1,000,000 in the aggregate for all Borrowers, for all such Persons at any time outstanding.

         9.13 Debt. Such Borrower shall not incur or maintain any Debt for Borrowed Money, other than: (a) the Obligations; (b) other Debt for Borrowed Money existing on the Closing Date and reflected on Schedule 8.9; (c) purchase money Debt for Borrowed Money incurred by such Borrower to finance Capital Expenditures, MIS Expenditures and the acquisition of Property under Capital
Leases subsequent to the date of this Agreement, to the extent that (i) immediately after giving effect to the incurrence of any such purchase money Debt for Borrowed Money or liability under a Capital Lease, the aggregate amount allocable to principal under all Capital Leases for which liability is incurred during any Fiscal Year, together with the aggregate principal amount of purchase money Debt for Borrowed Money incurred during such Fiscal Year, will not exceed $1,000,000 and (ii) at the time that any such liability in respect of purchase money Debt for Borrowed Money or Capital Leases is to be incurred, no Default or Event of Default shall have occurred and be continuing or will result therefrom,
(d) extensions, renewals, replacements or refinancings of the Debt for Borrowed Money described in the preceding clause (c) on terms and conditions satisfactory to the Majority Lenders, and (e) Debt of a Borrower owing to any other Borrower.

         9.14 Prepayment. (a) The Borrowers shall prepay $1,500,000 of Term Loans on the first date following the Closing Date on which any Interest Period ends, and the Agent is authorized to charge the Borrowers' Loan Accounts the sum of $1,500,000 as a Revolving Loan on such date and apply such amount as a prepayment to the Term Loan with such prepayment to be applied as set forth in
Section 4.5(b).

         (b) No Borrower shall voluntarily prepay any Debt for Borrowed Money, except the Obligations in accordance with the terms of this Agreement.

         9.15 Transactions with Affiliates. Except as set forth below, such Borrower shall not, and shall not permit any of its Subsidiaries to, (a) sell, transfer, distribute, or pay any money or property, including, but not limited to, any fees or expenses of any nature (including, but not limited to, any fees or expenses for management services), except (i) actual expenses incurred and approved in advance in writing by the Agent, and (ii) management fees payable by FAI to Forstmann, to any Affiliate, or (b) lend or advance money or property to any Affiliate (except as permitted in Section 9.13(e)), or invest in (by capital contribution or otherwise) or purchase or repurchase any stock or indebtedness, or any property, of any Affiliate, or become liable on any Guaranty of the indebtedness, dividends, or other obligations of any Affiliate except in the ordinary course of business and in accordance with past practice so long as not otherwise prohibited hereunder. Notwithstanding the foregoing or anything to the contrary in any other Loan Document, if no Event of Default has occurred and is continuing or would result, such Borrower and its Subsidiaries may engage in transactions of the type referred to in clauses (a) and (b) of this Section 9.15 in the ordinary course of business, in amounts and upon terms fully disclosed to the Agent, and no less favorable to such Borrower or such Subsidiary than would be obtained in a comparable arm's-length transaction with a third party who is not an Affiliate; provided, that no intercompany debt so permitted shall be evidenced by a note or other instrument (other than the promissory notes listed on Schedule 9.15) unless such note or instrument (in form and substance satisfactory to the Agent) is simultaneously delivered to the Agent (together with instruments of transfer, opinions and all other documents which may be requested by the Agent, all in form and substance satisfactory in all respects to the Agent) upon creation thereof and the Agent shall at all times be satisfied in its pledge of and first priority perfected security interest therein; provided further, that no such debt evidenced by such note or instrument (other than the promissory notes listed on Schedule 9.15) may be paid without the prior written consent of the Agent; provided further, that the amount of Debt owing by FAI to Forstmann shall not at any time exceed $7,000,000.

         9.16 Investment Banking and Finder's Fees. Such Borrower shall not pay or agree to pay, or reimburse any other party with respect to, any investment banking or similar or related fee, underwriter's fee, finder's fee, or broker's fee to any Person in connection with this Agreement. Such Borrower shall defend and indemnify the Agent and the Lenders against and hold them harmless from all claims of any Person that such Borrower is obligated to pay for any such fees, and all costs and expenses (including without limitation, attorneys' fees) incurred by the Agent and/or any Lender in connection therewith.

         9.17 Business Conducted. Such Borrower shall not engage directly or indirectly, in any line of business other than the businesses in which such Borrower is engaged on the date hereof; provided that the introduction of additional products or services within or related to such lines of business or the expansion of marketing areas shall not be construed to be a new line of business.

         9.18 Liens. Such Borrower shall not create, incur, assume, or permit to exist any Lien on any property now owned or hereafter acquired by it, except Permitted Liens.

         9.19 Sale and Leaseback Transactions. Such Borrower shall not, directly or indirectly, enter into any arrangement with any Person providing for such Borrower to lease or rent property that such Borrower has sold or will sell or otherwise transfer to such Person; provided, however, that such prohibition shall not apply to new Equipment sold and leased back within one year of acquisition in connection with a Capital Lease, subject to the limitations with respect thereto contained in Section 9.13(c).

         9.20 Subsidiaries. With the exception of the creation and establishment by Forstmann of FAI no Borrower shall, directly or indirectly, organize, create, acquire or permit to exist any Subsidiary.

         9.21         Fiscal Year.  Such Borrower shall not change its Fiscal
Year.

         9.22         Capital Expenditures; MIS Expenditures.

                      (a) Such Borrower shall not make or incur any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by the Borrowers would in the aggregate exceed (i) $5,000,000 during the Fiscal Year ending on November 2, 1998, (ii) $6,500,000 during the Fiscal Year ending on November 2, 1999 or (iii) $5,000,000 during any subsequent Fiscal Year; provided, however, that in the event that all or any part of such permitted aggregate amount is not utilized by the Borrowers during any Fiscal Year, such unutilized amount may be added to the limit in respect of any subsequent year or years; provided further, that in no event shall the aggregate amount of all Capital Expenditures by the Borrowers exceed $11,000,000 during the two-year period ending on November 2, 1999.

                      (b) Such Borrower shall not make or incur any MIS Expenditure, if after giving effect thereto, the aggregate amount of all MIS Expenditures by the Borrowers would in the aggregate exceed (i) $1,500,000 during the Fiscal Year ending on November 2, 1998, (ii) $1,500,000 during the Fiscal Year ending on November 2, 1999 or (iii) $500,000 during any other Fiscal Year.

         9.23 Operating Lease Obligations. The Borrowers shall not enter into, or suffer to exist, any lease of real or personal property as lessee or sublessee (other than a Capital Lease), if, after giving effect thereto, the aggregate amount of Rentals (as hereinafter defined) payable by the Borrowers in any Fiscal Year in respect of such lease and all other such leases would in the aggregate exceed $4,000,000 (such amount being referred to herein as "Permitted Rentals") on a consolidated basis. The term "Rentals" means all payments due from the lessee or sublessee under a lease, including, without limitation, basic rent, percentage rent, property taxes, utility or maintenance costs, and insurance premiums.

         9.24 Adjusted Tangible Net Worth. The Borrowers will maintain Adjusted Tangible Net Worth for all Borrowers, determined as of the last day of each fiscal quarter, of not less than the following amounts, on a consolidated basis, during the following periods of time:

Fiscal Quarter Ending                            Amount
---------------------                            ------
July 1998                                  EDATNW minus
                                             $1,300,000
October 1998                               EDATNW minus
                                             $3,900,000
January 1999                               EDATNW minus
                                             $7,300,000
April 1999                                 EDATNW minus
                                             $3,000,000
July 1999                                  EDATNW minus
                                             $2,100,000
October 1999                               EDATNW minus
                                             $2,000,000
January 2000                               EDATNW minus
                                             $6,400,000
April 2000                                 EDATNW minus
                                             $2,275,000

         9.25 Interest Coverage Ratio. The Borrower will maintain an Interest Coverage Ratio, on a consolidated basis for all Borrowers, determined as of the last day of each fiscal quarter on a rolling 12-month basis, of not less than the following ratios during the following periods of time:


Fiscal Quarter Ending                         Ratio
---------------------                         -----
July 1998                                        1.99
October 1998                                     1.40
January 1999                                     1.55
April 1999                                       1.60
July 1999                                        2.20
October 1999 (and any fiscal                     2.50
quarter thereafter)

         9.26 Fixed Charge Coverage Ratio. The Borrowers will maintain a Fixed Charge Coverage Ratio, on a consolidated basis for all Borrowers, determined as of the last day of each fiscal quarter on a rolling 12-month basis, of not less than the following ratios during the following periods of time:



Fiscal Quarter Ending                        Ratio
---------------------                        -----
July 1998                                       0.60
October 1998                                    0.20
January 1999                                    0.15
April 1999                                      0.25
July 1999                                       0.50
October 1999                                    0.65
January 2000 (and any fiscal
quarter thereafter)                             1.1

         9.27 Use of Proceeds. Such Borrower shall not use any portion of the Loan proceeds, directly or indirectly, (i) to purchase or carry Margin Stock,
(ii) to repay or otherwise refinance indebtedness of such Borrower or others incurred to purchase or carry Margin Stock, (iii) to extend credit for the purpose of purchasing or carrying any Margin Stock, or (iv) to acquire any security in any transaction that is subject to Section 13 or 14 of the Exchange Act.

         9.28 Plan of Reorganization. Without the prior written consent of the Agent and the Majority Lenders, such Borrower shall not cause or permit the Plan of Reorganization to be amended or modified or waive any of the conditions contained therein in any material respect.

         9.29 Further Assurances. Such Borrower shall execute and deliver, or cause to be executed and delivered, to the Agent and/or the Lenders such documents and agreements, and shall take or cause to be taken such actions, as the Agent or any Lender may, from time to time, reasonably request to carry out the terms and conditions of this Agreement and the other Loan Documents.

         9.30  Minimum  EBITDA.  FAI shall not permit its EBITDA to be less than
(i) $0 for the period from November 2, 1998 through May 2, 1999; (ii) $1,000,000 for the Fiscal Year ending on October 31, 1999; and (iii) $0 for the period from November 1, 1999 through April 30, 2000.


                                                    ARTICLE 10

                                               CONDITIONS OF LENDING

         10.1 Conditions Precedent to Effectiveness of Agreement. The effectiveness of this Agreement is subject to the following conditions precedent having been satisfied in a manner reasonably satisfactory to the Agent and each
Lender:

                      (a) This Agreement and the other Loan Documents have been executed by each party thereto and each Borrower shall have performed and complied with all covenants, agreements and conditions contained herein and the other Loan Documents which are required to be performed or complied with by such Borrower before or on the Closing Date.

                      (b)     [Intentionally omitted.]

                      (c) All representations and warranties made hereunder and in the other Loan Documents shall be true and correct as of the Closing Date as if made on such date.

                      (d)     With the exception of any default described in
Section 15.21, no Default or Event of Default under either the Original Loan Agreement or this Agreement shall exist on the Closing Date, or would exist after giving effect to the Loans to be made on such date.

                      (e) The Agent and the Lenders shall have received such opinions of counsel for each Borrower as the Agent or any Lender shall request, each such opinion to be in a form, scope, and substance reasonably satisfactory to the Agent, the Lenders, and their respective counsel.

                      (f)  [Intentionally omitted.]

                      (g)     [Intentionally omitted.]

                      (h) The Agent shall have received an ALTA title policy, or at the Agent's discretion, a bringdown of an ALTA title policy, by a title insurance company satisfactory to Agent in an amount and in form and substance acceptable to Agent, insuring that the Mortgages constitute valid, first priority record Liens in favor of the Agent in the Premises covered thereby, with no exceptions other than Permitted Liens and such exceptions as may be acceptable to the Agent in its sole discretion.

                      (i) The Agent shall have received copies of the Acquisition Order certified by the Bankruptcy Court and the Bill of Sale certified by an officer of the Borrowers in form and substance satisfactory to the Agent.

                      (j)     [Intentionally omitted.]

                      (k) The Agent shall have received financing statements prepared for filing under the UCC of all jurisdictions that the Agent may deem necessary or desirable in order to perfect the Agent's Lien (which financing statements shall have been delivered to a filing service acceptable to the Agent so that filing thereof with the appropriate Governmental Authorities can occur concurrently with the Closing Date).

                      (l) The Agent and the Lenders shall have received certified copies of all consents or approvals of any Governmental Authority or other Person which the Agent and the Lenders determine are required in connection with the transactions contemplated by this Agreement.

                      (m)     [Intentionally omitted.]

                      (n) The Agent shall have received all documents, instruments, opinions and other materials described on Exhibit D, to the extent such items are not otherwise specifically referenced in this Section 10.1.

                      (o) Each Borrower shall have paid all fees and expenses of the Agent and the Attorney Costs incurred in connection with any of the Loan Documents and the transactions contemplated thereby.

                      (p) The Agent shall have received evidence, in form, scope, and substance, reasonably satisfactory to the Agent, of all insurance coverage as required by this Agreement.

                      (q) The Agent and the Lenders shall have examined the books of account and other records and files of each Borrower and to make copies thereof, and conducted a pre-closing audit which shall include, without limitation, verification of Inventory, Accounts, and Availability, and the results of such examination and audit shall have been reasonably satisfactory to the Agent and the Lenders in all respects.

                      (r) All proceedings taken in connection with the transactions contemplated by this Agreement, all other Loan Documents, the Plan or Reorganization, the Acquisition Order, the Bill of Sale and all documents, instruments and other matters incident hereto or thereto shall be satisfactory in form, scope, and substance to the Agent, the Lenders and their respective counsel.

         The acceptance by any Borrower of any Loans made on the Closing Date shall be deemed to be a representation and warranty made by such Borrower to the effect that all of the conditions precedent to the making of such Loans have been satisfied, with the same effect as delivery to the Agent and the Lenders of a certificate signed by a Responsible Officer of the Borrower, dated the Closing Date, to such effect.

         Execution and delivery to the Agent by a Lender of a counterpart of this Agreement shall be deemed confirmation by such Lender that (i) all conditions precedent in this Section 10.1 have been fulfilled to the satisfaction of such Lender and (ii) the decision of such Lender to execute and deliver to the Agent an executed counterpart of this Agreement was made by such Lender independently and without reliance on the Agent or any other Lender as to the satisfaction of any condition precedent set forth in this Section 10.1.

         10.2 Conditions Precedent to Each Loan. The obligation of the Lenders to make each Loan, including any Revolving Loans on the Closing Date, and the obligation of the Agent to take reasonable steps to cause to be issued or to provide Credit Support for any Letter of Credit and the obligation of the Lenders to participate in Letters of Credit or Credit Support for Letters of Credit, shall be subject to the further conditions precedent that on and as of the date of any such extension of credit:

                      (a) the following statements shall be true, and the acceptance by any Borrower of any extension of credit shall be deemed to be a statement to the effect set forth in clauses (i) and (ii), with the same effect as the delivery to the Agent and the Lenders of a certificate signed by a Responsible Officer, dated the date of such extension of credit, stating that:

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

                      (b) no order, judgment or decree of any Governmental Authority and no law, rule or regulation applicable to the Agent or any Lender shall purport by its terms to enjoin, restrain or otherwise prohibit the making of such Loan or issuance of such Letter of Credit or Credit Support; and

                      (c)     without limiting Section 10.1(b), the amount of
the  Aggregate  Availability  and the  Availability  for any  Borrower  shall be sufficient to make such Revolving Loan without exceeding the Aggregate Availability and the Availability for such Borrower, respectively, provided, however, that the foregoing conditions precedent are not conditions to each Lender participating in or reimbursing BABC or the Agent for such Lender's Pro Rata Share of any BABC Loan or Agent Advance as provided in Sections 2.2(h), 2.2(i), and 2.2(j).


                                                    ARTICLE 11

                                                 DEFAULT; REMEDIES

         11.1 Events of Default. It shall constitute an event of default ("Event of Default") if any one or more of the following shall occur for any reason:

                      (a) any failure to pay the principal of or interest or premium on any of the Obligations when due, whether upon demand or otherwise;

                      (b) any representation or warranty made or deemed made by any Borrower in this Agreement or in any of the other Loan Documents, any Financial Statement, or any certificate furnished by any Borrower at any time to the Agent or any Lender shall prove to be untrue in any material respect as of the date on which made, deemed made, or furnished;

                      (c) any Borrower shall (i) fail to comply with any of the covenants set forth in Article 9 (other than Sections 9.1, 9.2, 9.3, 9.4, 9.6, 9.7, 9.8 or 9.29) or Article 6 or Section 7.1 or (ii) fail to comply with any of the covenants set forth in (A) Sections 9.1, 9.2, 9.3, 9.4, 9.6, 9.7 or 9.8, if such failure shall have existed for more than 20 days, (B) Sections 7.2 or 7.3, if such failure shall have existed for more than 3 days or (C) Section 9.29, if such failure shall have existed for more than 10 days, in each case after the date that such Borrower discovers such failure (or the date of Agent's request in the case of Section 9.29);

                      (d) except as provided in Sections 11.1(a) and 11.1(c), any default shall occur in the observance or performance of any of the covenants and agreements of any Borrower contained in this Agreement or any other Loan Documents, and the continuance of such default remains unremedied for a period of 20 days;

                      (e) any default shall occur in the observance or performance of any of the covenants and agreements contained in this Agreement, any other Loan Documents, or any other agreement entered into at any time to which any Borrower and the Agent or any Lender are party, or if any such agreement or document shall terminate (other than in accordance with its terms or the terms hereof or with the written consent of the Agent and the Majority

Lenders) or become void or unenforceable, without the written consent of the Agent and the Majority Lenders;

                      (f) default shall occur with respect to any Debt For Borrowed Money (other than the Obligations) in an outstanding principal amount which exceeds $1,000,000 or under any agreement or instrument under or pursuant to which any such Debt For Borrowed Money may have been issued, created, assumed, or guaranteed by any Borrower, and such default shall continue for more than the period of grace, if any, therein specified, if the effect thereof (with or without the giving of notice or further lapse of time or both) is to accelerate, or to permit the holders of any such Debt For Borrowed Money to accelerate, the maturity of any such Debt For Borrowed Money; or any such Debt For Borrowed Money shall be declared due and payable or be required to be prepaid (other than by a regularly scheduled required prepayment) prior to the stated maturity thereof;

                      (g) any Borrower shall (i) file a voluntary petition in bankruptcy or file a voluntary petition or an answer or otherwise commence any action or proceeding seeking reorganization, arrangement or readjustment of its debts or for any other relief under the federal Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing, or consent to, approve of, or acquiesce in, any such petition, action or proceeding; (ii) apply for or acquiesce in the appointment of a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee or similar officer for it or for all or any part of its property; (iii) make an assignment for the benefit of creditors; or (iv) be unable generally to pay its debts as they become due;

                      (h) an involuntary petition shall be filed or an action or proceeding otherwise commenced seeking reorganization, arrangement, consolidation or readjustment of the debts of any Borrower or for any other relief under the Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing and either
(i) such petition, proposal, action or proceeding shall not have been dismissed within a period of sixty (60) days after its commencement or (ii) an order for relief against such Borrower shall have been entered in such proceeding;

                      (i) a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee or similar officer for any Borrower or for all or any part of its property shall be appointed or a warrant of attachment, execution or similar process shall be issued against any material part of the property of such Borrower and such appointment continues or such warrant, execution or similar process is not released, vacated or fully bonded for sixty
(60) days;

                      (j) any Borrower shall file a certificate of dissolution under applicable state law or shall be liquidated, dissolved or wound-up or shall commence or have commenced against it any action or proceeding for dissolution, winding-up or liquidation and, in the case where such action or proceeding is commenced against it, such action or proceeding shall not have been dismissed within sixty (60) days after its commencement, or shall take any corporate action in furtherance thereof;

                      (k) all or any material part of the property of any Borrower shall be nationalized, expropriated or condemned, seized or otherwise appropriated, or custody or control of such property or of any Borrower shall be assumed by any Governmental Authority or any court of competent jurisdiction at the instance of any Governmental Authority, except where contested in good faith by proper proceedings diligently pursued where a stay of enforcement is in effect;

                      (l) any guaranty of the Obligations shall be terminated, revoked or declared void or invalid;

                      (m) one or more judgments or orders for the payment of money aggregating in excess of $1,000,000 which amount shall not be fully covered by insurance, shall be rendered against any Borrower and remains undischarged, unvacated, unbounded or unstayed for a period of thirty (30) days; provided, however, that, notwithstanding the foregoing, an Event of Default shall be deemed to have occurred immediately upon the enforcement of any such judgment or order;

                      (n) any loss, theft, damage or destruction of any item or items of Collateral or other property of any Borrower occurs which materially and adversely affects the property, business, operation, prospects, or condition of such Borrower;

                      (o)     there occurs a Material Adverse Effect;

                      (p) there is filed against any Borrower any criminal action, suit or proceeding under any federal or state racketeering statute (including, without limitation, the Racketeer Influenced and Corrupt Organization Act of 1970), which action, suit or proceeding (1) is not dismissed within one hundred twenty (120) days, and (2) could reasonably be expected to result in the confiscation or forfeiture of any material portion of the Collateral;

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

                      (r) (i) an ERISA Event shall occur with respect to a Pension Plan or Multi-employer Plan which has resulted or would reasonably be expected to result in liability of any Borrower under Title IV of ERISA to the Pension Plan, Multi-employer Plan or the PBGC in an aggregate amount in excess of $1,000,000; (ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $5,000,000; or (iii) any Borrower or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multi-employer Plan in an aggregate amount in excess of $1,000,000;

                      (s) there shall occur one or more sales, transfers or other dispositions of Capital Stock of any Borrower, or securities convertible into or exchangeable for such Capital Stock, or rights to acquire such Capital Stock, to one or more purchasers, or any other event, such that after, or as a direct result of, such sale, transfer, disposition, or event (A) any "person" or related "group" of persons (within the meaning of Sections 13(d)(3) and 14(d)(2) of the Exchange Act) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) of more than 50% of the total voting power of the then outstanding Capital Stock of such Borrower (calculated on a fully diluted basis in accordance with GAAP) or (B) any "person" or related "group" of persons (within the meaning of Sections 13(d)(3) and 14(2) of the Exchange Act) acquires directly or indirectly the power to elect a majority of the directors onto the board of directors of such Borrower; or

                      (t) one or more defaults shall occur under the Plan of Reorganization, and such default(s) shall continue for more than the grace period, if any, therein specified.

         11.2 Remedies. (a) If a Default or an Event of Default exists, the Agent may, in its discretion, and shall, at the direction of the Majority Lenders, do one or more of the following at any time or times and in any order, without notice to or demand on any Borrower: (i) reduce the Maximum Revolver Amount, or the advance rates against Eligible Accounts and/or Eligible Inventory used in computing the Aggregate Availability and the Availability of such Borrower, or reduce one or more of the other elements used in computing the Aggregate Availability and the Availability of such Borrower; (ii) restrict the amount of or refuse to make Revolving Loans; and (iii) restrict or refuse to arrange for or provide Letters of Credit or Credit Support. If an Event of Default exists, the Agent shall, at the direction of the Majority Lenders, do one or more of the following, in addition to the actions described in the preceding sentence, at any time or times and in any order, without notice to or demand on any Borrower: (a) terminate the Commitments and this Agreement; (b) declare any or all Obligations to be immediately due and payable; provided, however, that upon the occurrence of any Event of Default described in Sections 11.1(e), 11.1(f), 11.1(g), or 11.1(h), the Commitments shall automatically and immediately expire and all Obligations shall automatically become immediately due and payable without notice or demand of any kind; and (c) pursue its other rights and remedies under the Loan Documents and applicable law.

                      (b)     If an Event of Default has occurred and is
continuing: (i) the Agent shall have for the benefit of the Lenders, in addition to all other rights of the Agent and the Lenders, the rights and remedies of a secured party under the UCC; (ii) the Agent may, at any time, take possession of the Collateral and keep it on any Borrower's premises, at no cost to the Agent or any Lender, or remove any part of it to such other place or places as the Agent may desire, or such Borrower shall, upon the Agent's demand, at the Borrowers' cost, assemble the Collateral and make it available to the Agent at a place reasonably convenient to the Agent; and (iii) the Agent may sell and deliver any Collateral at public or private sales, for cash, upon credit or otherwise, at such prices and upon such terms as the Agent deems advisable, in its sole discretion, and may, if the Agent deems it reasonable, postpone or adjourn any sale of the Collateral by an announcement at the time and place of sale or of such postponed or adjourned sale without giving a new notice of sale. Without in any way requiring notice to be given in the following manner, each Borrower agrees that any notice by the Agent of sale, disposition or other intended action hereunder or in connection herewith, whether required by the UCC or otherwise, shall constitute reasonable notice to such Borrower if such notice is mailed by registered or certified mail, return receipt requested, postage prepaid, or is delivered personally against receipt, at least five (5) Business Days prior to such action to such Borrower's address specified in or pursuant to Section 15.8. If any Collateral is sold on terms other than payment in full at the time of sale, no credit shall be given against the Obligations until the Agent or the Lenders receive payment, and if the buyer defaults in payment, the Agent may resell the Collateral without further notice to any Borrower. In the event the Agent seeks to take possession of all or any portion of the Collateral by judicial process, each Borrower irrevocably waives: (a) the posting of any bond, surety or security with respect thereto which might otherwise be required; (b) any demand for possession prior to the commencement of any suit or action to recover the Collateral; and (c) any requirement that the Agent retain possession and not dispose of any Collateral until after trial or final judgment. Each Borrower agrees that the Agent has no obligation to preserve rights to the Collateral or marshal any Collateral for the benefit of any Person. The Agent is hereby granted a license or other right to use, without charge, each Borrower's labels, patents, copyrights, name, trade secrets, trade names, trademarks, and advertising matter, or any similar property, in completing production of, advertising or selling any Collateral, and each Borrower's rights under all licenses and all franchise agreements shall inure to the Agent's benefit for such purpose. The proceeds of sale shall be applied first to all expenses of sale, including attorneys' fees, and then to the Obligations in whatever order the Agent elects. The Agent will return any excess to the applicable Borrower and the Borrowers shall remain liable for any deficiency.

                      (c) If an Event of Default occurs, each Borrower hereby waives all rights to notice and hearing prior to the exercise by the Agent of the Agent's rights to repossess the Collateral without judicial process or to replevy, attach or levy upon the Collateral without notice or hearing.


                                                    ARTICLE 12

                                               TERM AND TERMINATION

         12.1 Term and Termination. The term of this Agreement shall end on the Stated Termination Date. The Agent upon direction from the Majority Lenders may terminate this Agreement without notice upon the occurrence of an Event of Default. Upon the effective date of termination of this Agreement for any reason whatsoever, all Obligations (including, without limitation, all unpaid principal, accrued interest and any early termination or prepayment fees or penalties) shall become immediately due and payable and each Borrower shall immediately arrange for the cancellation of Letters of Credit then outstanding. Notwithstanding the termination of this Agreement, until all Obligations are indefeasibly paid and performed in full in cash, each Borrower shall remain bound by the terms of this Agreement and shall not be relieved of any of its Obligations hereunder, and the Agent and the Lenders shall retain all their rights and remedies hereunder (including, without limitation, the Agent's Liens in and all rights and remedies with respect to all then existing and after-arising Collateral).


                                                    ARTICLE 13

           AMENDMENTS; WAIVER; PARTICIPATION; ASSIGNMENTS; SUCCESSORS

         13.1 No Waivers; Cumulative Remedies. No failure by the Agent or any Lender to exercise any right, remedy, or option under this Agreement or any present or future supplement thereto, or in any other agreement between or among any Borrower and the Agent and/or any Lender, or delay by the Agent or any Lender in exercising the same, will not operate as a waiver thereof. No waiver by the Agent or any Lender will be effective unless it is in writing, and then only to the extent specifically stated. No waiver by the Agent or the Lenders on any occasion shall affect or diminish the Agent's and each Lender's rights thereafter to require strict performance by the Borrowers of any provision of this Agreement. The Agent's and each Lender's rights under this Agreement will be cumulative and not exclusive of any other right or remedy which the Agent or any Lender may have.

         13.2 Amendments and Waivers. (a)(i) No amendment or waiver of any provision of the Fee Agreement, and no consent with respect to any departure by any Borrower therefrom, shall be effective unless the same shall be in writing and signed by the Agent and each Borrower and (ii) no amendment or waiver of any provision of this Agreement or any other Loan Document (other than the Fee Agreement), and no consent with respect to any departure by any Borrower therefrom, shall be effective unless the same shall be in writing and signed by the Majority Lenders (or by the Agent at the written request of the Majority
Lenders) and each Borrower, and (b) any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Lenders and acknowledged by the Agent, do any of the following:

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

                      viii.   change the definition of "Majority Lenders";

                      ix.     [Intentionally omitted.]; or

                      x. increase the Maximum Revolver Amount, the Maximum Inventory Loan, and Unused Letter of Credit Subfacility.

and, provided further, that no amendment, waiver or consent shall, unless in writing and signed by the Agent, affect the rights or duties of the Agent under this Agreement or any other Loan Document. Notwithstanding any of the foregoing, Schedules 8.5 (if such amendment adds or otherwise relates to any Affiliate of the Borrower), 8.3, 8.4, 8.17, 8.18 and 8.28 may be amended by five (5) Business Days' prior written notice, and Schedules 8.5 (if such amendment adds or otherwise relates to any Subsidiary of the Borrower), 8.13, 8.14 and 8.29 may be amended by thirty (30) Business Days' prior written notice, to the Agent by any Borrower of any change thereto without any further action on the part of the Agent or any Lender.

         13.3         Assignments; Participation.

                      (a) Any Lender may, upon prior written notice to Forstmann and receipt of the prior written consent of the Agent (which consent shall not be withheld unreasonably), assign and delegate to one or more commercial lenders (provided that no written consent of the Agent shall be required in connection with any assignment and delegation by a Lender to an Affiliate of such Lender) (each an "Assignee") all, or any ratable part of all, of the Loans, the Commitments and the other rights and obligations of such Lender hereunder, in a minimum amount of $10,000,000 or if less the entire amount of such Lender's Commitment; provided, however, that after giving effect to any assignment of less than all of its Commitment hereunder, the assigning Lender shall have a Commitment of at least $10,000,000; provided, further, that each Borrower and the Agent may continue to deal solely and directly with such Lender in connection with the interest so assigned to an

Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to Forstmann and the Agent by such Lender and the Assignee; (ii) such Lender and its Assignee shall have delivered to Forstmann and the Agent an Assignment and Acceptance in the form of Exhibit G ("Assignment and Acceptance") together with any Note or Notes subject to such assignment and
(iii) the assignor Lender or Assignee has paid to the Agent a processing fee in the amount of $3,000.

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

                      (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (1) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document furnished pursuant hereto; (2) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Borrower or the performance or observance by any Borrower of any of its obligations under this Agreement or any other Loan Document furnished pursuant hereto; (3) such Assignee confirms that it has received a copy of this Agreement, together with such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (4) such Assignee will, independently and without reliance upon the Agent, such assigning Lender or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (5) such Assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (6) such Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

                      (d) Within five Business Days after its receipt of notice by the Agent that it has received an executed Assignment and Acceptance and payment of the processing fee, each Borrower shall execute and deliver to the Agent, new Notes evidencing such Assignee's assigned Loans and, if the assignor Lender has retained a portion of its Loans and its Commitment, replacement Notes in the principal amount of the Loans retained by the assignor Lender (such Notes to be in exchange for, but not in payment of, the Notes held by such Lender). Immediately upon payment of the processing fee under the Assignment and Acceptance, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Lender pro tanto.

                      (e) Any Lender may at any time sell to one or more commercial banks, financial institutions, or other commercial lenders not Affiliates of any Borrower (a "Participant") participating interests in any Loans, the Commitment of that Lender and the other interests of that Lender (the "Originating Lender") hereunder and under the other Loan Documents; provided, however, that (i) the Originating Lender's obligations under this Agreement shall remain unchanged, (ii) the Originating Lender shall remain solely responsible for the performance of such obligations, (iii) the Borrowers and the Agent shall continue to deal solely and directly with the Originating Lender in connection with the Originating Lender's rights and obligations under this Agreement and the other Loan Documents, and (iv) no Lender shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, and all amounts payable by the Borrowers hereunder shall be determined as if such Lender had not sold such participation; except that, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent and subject to the same limitation as if the amount of its participating interest were owing directly to it as a Lender under this Agreement. Notwithstanding anything to the contrary in the foregoing sentence, any participant may be given the right to require the Lender granting such participant's participation to vote against (1) the release of all or substantially all of the Collateral, and (2) any amendment, modification or waiver of any provision of Article 2 or 3 relating to the principal amount of the Loans or Letter of Credit or Credit Support Obligations, the maturity dates of the Loans, interest and fees payable hereunder (but not a waiver of a Default or Event of Default that would result in the reduction of the interest rate payable with respect to any Borrowing from the Default Rate to the LIBOR Rate or Base Rate), the interest rates borne by the Loans and the amounts of any fees payable under Sections 3.4, 3.5 and 3.6.

                      (f) Notwithstanding any other provision in this Agreement, any Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement and the Note held by it in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR Code 203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.


                                                    ARTICLE 14

                                                     THE AGENT

         14.1 Appointment and Authorization. Each Lender hereby designates and appoints BankAmerica Business Credit, Inc. as its Agent under this Agreement and the other Loan Documents and each Lender hereby irrevocably authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. The Agent agrees to act as such on the express conditions contained in this Article
14. The provisions of this Article 14 are solely for the benefit of the Agent and the Lenders and no Borrower shall have any rights as a third party beneficiary of any of the provisions contained herein. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent. Without limiting the generality of the foregoing sentence, the use of the term "agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties. Except as expressly otherwise provided in this Agreement, the Agent shall have and may use its sole discretion with respect to exercising or refraining from exercising any discretionary rights or taking or refraining from taking any actions which the Agent is expressly entitled to take or assert under this Agreement and the other Loan Documents, including, without limitation, (a) the determination of the applicability of ineligibility criteria with respect to the calculation of Aggregate Availability and the Availability of any Borrower, (b) the making of Agent Advances pursuant to Section 2.2(i), and (c) the exercise of remedies pursuant to Section 11.2, and any action so taken or not taken shall be deemed consented to by the Lenders.

         14.2 Delegation of Duties. The Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects as long as such selection was made without gross negligence or willful misconduct.

         14.3 Liability of Agent. None of the Agent-Related Persons shall (i) be liable for any action taken or omitted to be taken by any of them in good faith under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Lenders for any recital, statement, representation or warranty made by any Borrower or any Affiliate of any Borrower, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of any Borrower or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of any Borrower or any Borrower's Affiliates.

         14.4 Reliance by Agent. (a) The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to any Borrower), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Majority Lenders as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Majority Lenders and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Lenders.

                      (b) For purposes of determining compliance with the conditions specified in Section 10.1, each Lender that has executed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter either sent by the Agent to such Lender for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to the Lender.

         14.5 Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Agent for the account of the Lenders, unless the Agent shall have received written notice from a Lender or any Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default." The Agent will notify the Lenders of its receipt of any such notice. The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Majority Lenders in accordance with Article 11; provided, however, that unless and until the Agent has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable.

         14.6 Credit Decision. Each Lender acknowledges that none of the Agent-Related Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of any Borrower and its Affiliates, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender. Each Lender represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of each Borrower and its Affiliates, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Borrowers. Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of each Borrower and its Affiliates. Except for notices, reports and other documents expressly herein required to be furnished to the Lenders by the Agent, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of any Borrower and its Affiliates which may come into the possession of any of the Agent-Related Persons.

         14.7 Indemnification. Whether or not the transactions contemplated hereby are consummated, the Lenders shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Borrowers and without limiting the obligation of the Borrowers to do so), based on their Pro Rata Shares, from and against any and all Indemnified Liabilities as such term is defined in Section 15.11; provided, however, that no Lender shall be liable for the payment to the Agent-Related Persons of any portion of such Indemnified Liabilities resulting solely from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Borrowers. The undertaking in this Section shall survive the payment of all Obligations hereunder and the resignation or replacement of the Agent.

         14.8 Agent in Individual Capacity. BABC and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with any Borrower and its Affiliates as though BABC were not the Agent hereunder and without notice to or consent of the Lenders. The Lenders acknowledge that, pursuant to such activities, BABC or its Affiliates may receive information regarding any Borrower or its Affiliates (including information that may be subject to confidentiality obligations in favor of such Borrower) and acknowledge that the Agent shall be under no obligation to provide such information to them. With respect to its Loans, BABC shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent, and the terms "Lender" and "Lenders" include BABC in its individual capacity.

         14.9 Successor Agent. The Agent may resign as Agent upon 30 days' notice to the Lenders and the Borrowers. If the Agent resigns under this Agreement, the Majority Lenders shall appoint from among the Lenders a successor agent for the Lenders. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Lenders and the Borrowers, a successor agent from among the Lenders. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article 14 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. If no successor agent has accepted appointment as Agent by the date which is 30 days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Lenders shall perform all of the duties of the Agent hereunder until such time, if any, as the Majority Lenders appoint a successor agent as provided for above.

         14.10 Withholding Tax. (a) If any Lender is a foreign corporation, partnership or trust within the meaning of Section
7701(a) of the Code and such Lender claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Lender shall deliver to the Agent and each of the
Borrowers:

                      (x)(i) two properly completed IRS Forms 1001 and W-8 (or applicable successor forms) before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement; or

                      (ii) if such Lender claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Lender, two properly completed and executed copies of IRS Form 4224 (or applicable successor form) before the payment of any interest is due in the first taxable year of such Lender and in each succeeding taxable year of such Lender during which interest may be paid under this Agreement, and IRS Form W-9; and

                      (y) such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax; unless in any such case any change in treaty, law or regulation has occurred after the date such Lender becomes a Lender hereunder which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form, and such Lender so advises the Borrower and the Agent.

Such Lender agrees to promptly notify the Agent and the Borrowers of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

                      (b) If any Lender claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form 1001 and such Lender sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Borrowers to such Lender, such Lender agrees to notify the Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of the Borrowers to such Lender. To the extent of such percentage amount, the Agent will treat such Lender's IRS Form 1001 as no longer valid.

                      (c) If any Lender claiming exemption from United States withholding tax by filing IRS Form 4224 with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Borrowers to such Lender, such Lender agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

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

         14.11        Collateral Matters.

                      (a) The Lenders hereby irrevocably authorize the Agent, at its option and in its sole discretion, to release any Agent's Lien upon any Collateral (i) upon the termination of the Commitments and payment and satisfaction in full by the Borrowers of all Loans and reimbursement obligations in respect of Letters of Credit and Credit Support, and the termination of all outstanding Letters of Credit (whether or not any of such obligations are due) and all other Obligations; (ii) constituting property being sold or disposed of if the applicable Borrower certifies to the Agent that the sale or disposition is made in compliance with Section 9.9 (and the Agent may rely conclusively on any such certificate, without further inquiry); (iii) constituting property in which the applicable Borrower owned no interest at the time the Lien was granted or at any time thereafter; (iv) constituting property leased to the applicable Borrower under a lease which has expired or been terminated in a transaction permitted under this Agreement or (v) constituting property financed by Debt for Borrower Money of the type described in Section 9.13(c) or (d) or acquired in a sale and leaseback transaction permitted by Section 9.19. Except as provided above, the Agent will not release any of the Agent's Liens without the prior written authorization of the Majority Lenders; provided that the Agent may, in its discretion, release the Agent's Liens on Collateral valued in the aggregate not in excess of $5,000,000 in any one year period without the prior written authorization of the Lenders. Upon request by the Agent or any Borrower at any time, the Lenders will confirm in writing the Agent's authority to release any Agent's Liens upon particular types or items of Collateral pursuant to this
Section 14.11.

                      (b) Upon receipt by the Agent of any authorization required pursuant to Section 14.11(a) from the Majority Lenders of the Agent's authority to release any Agent's Liens upon particular types or items of Collateral, and upon at least five (5) Business Days' prior written request by the applicable Borrower, the Agent shall (and is hereby irrevocably authorized by the Lenders to) execute such documents as may be necessary to evidence the release of the Agent's Liens upon such Collateral; provided, however, that (i) the Agent shall not be required to execute any such document on terms which, in the Agent's opinion, would expose the Agent to liability or create any obligation or entail any consequence other than the release of such Liens without recourse or warranty, and (ii) such release shall not in any manner discharge, affect or impair the Obligations or any Liens (other than those expressly being released) upon (or obligations of the applicable Borrower in respect of) all interests retained by such Borrower, including (without limitation) the proceeds of any sale, all of which shall continue to constitute part of the Collateral.

                      (c) The Agent shall have no obligation whatsoever to any of the Lenders to assure that the Collateral exists or is owned by any Borrower or is cared for, protected or insured or has been encumbered, or that the Agent's Liens have been properly or sufficiently or lawfully created, perfected, protected or enforced or are entitled to any particular priority, or to exercise at all or in any particular manner or under any duty of care, disclosure or fidelity, or to continue exercising, any of the rights, authorities and powers granted or available to the Agent pursuant to any of the Loan Documents, it being understood and agreed that in respect of the Collateral, or any act, omission or event related thereto, the Agent may act in any manner it may deem appropriate, in its sole discretion given the Agent's own interest in the Collateral in its capacity as one of the Lenders and that the Agent shall have no other duty or liability whatsoever to any Lender as to any of the foregoing.

         14.12 Agency for Perfection. Each Lender hereby appoints each other Lender as agent for the purpose of perfecting the Lenders' security interest in assets which, in accordance with Article 9 of the UCC can be perfected only by possession. Should any Lender (other than the Agent) obtain possession of any such Collateral, such Lender shall notify the Agent thereof, and, promptly upon the Agent's request therefor shall deliver such Collateral to the Agent or in accordance with the Agent's instructions.

         14.13 Payments by Agent to Lenders. All payments to be made by the Agent to the Lenders shall be made by bank wire transfer or internal transfer of immediately available funds to:

if to BABC:

                      Bank of America NT&SA
                      1850 Gateway Blvd.
                      Concord, CA 04520
                      ABA No. 121000358

                      For account of: BankAmerica
                      Business Credit Inc.
                      Account No. 12353-03848
                      For credit to: Forstmann & Company, Inc.

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

         14.14 Concerning the Collateral and the Related Loan Documents. Each Lender authorizes and directs the Agent to enter into this Agreement and the other Loan Documents relating to the Collateral, for the ratable benefit of the Agent and the Lenders. Each Lender agrees that any action taken by the Agent or the Majority Lenders, as applicable, in accordance with the terms of this Agreement or the other Loan Documents relating to the Collateral, and the exercise by the Agent or the Majority Lenders as applicable, of their respective powers set forth therein or herein, together with such other powers that are reasonably incidental thereto, shall be binding upon all of the Lenders.


                                                    ARTICLE 15

                                                   MISCELLANEOUS

         15.1 Cumulative Remedies; No Prior Recourse to Collateral. The enumeration herein of the Agent's and each Lender's rights and remedies is not intended to be exclusive, and such rights and remedies are in addition to and not by way of limitation of any other rights or remedies that the Agent and the Lenders may have under the UCC or other applicable law. The Agent and the Lenders shall have the right, in their sole discretion, to determine which rights and remedies are to be exercised and in which order. The exercise of one right or remedy shall not preclude the exercise of any others, all of which shall be cumulative. The Agent and the Lenders may, without limitation, proceed directly against the Borrowers to collect the Obligations without any prior recourse to the Collateral. No failure to exercise and no delay in exercising, on the part of the Agent or any Lender, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

         15.2 Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

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

                      (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR OF THE UNITED STATES FOR THE SOUTHERN DISTRICT OF NEW YORK, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE BORROWERS, THE AGENT AND THE LENDERS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NONEXCLUSIVE JURISDICTION OF THOSE COURTS. EACH OF THE BORROWERS, THE AGENT AND THE LENDERS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. NOTWITHSTANDING THE FOREGOING: (1) THE AGENT AND THE LENDERS SHALL HAVE THE RIGHT TO BRING ANY ACTION OR PROCEEDING AGAINST ANY BORROWER OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION THE AGENT OR THE LENDERS DEEM NECESSARY OR APPROPRIATE IN ORDER TO REALIZE ON THE COLLATERAL OR OTHER SECURITY FOR THE OBLIGATIONS AND (2) EACH OF THE PARTIES HERETO ACKNOWLEDGES THAT ANY APPEALS FROM THE COURTS DESCRIBED IN THE IMMEDIATELY PRECEDING SENTENCE MAY HAVE TO BE HEARD BY A COURT LOCATED OUTSIDE THOSE JURISDICTIONS.

                      (c) EACH BORROWER HEREBY WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS MAY BE MADE BY REGISTERED MAIL (RETURN RECEIPT REQUESTED) DIRECTED TO SUCH BORROWER AT ITS ADDRESS SET FORTH IN SECTION 15.8 AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED FIVE (5) DAYS AFTER THE SAME SHALL HAVE BEEN SO DEPOSITED IN THE U.S. MAILS. NOTHING CONTAINED HEREIN SHALL AFFECT THE RIGHT OF AGENT OR THE LENDERS TO SERVE LEGAL PROCESS BY ANY OTHER MANNER PERMITTED BY LAW.

         15.4 WAIVER OF JURY TRIAL. THE BORROWERS, THE LENDERS AND THE AGENT EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE BORROWERS, THE LENDERS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS,

RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE
OTHER LOAN DOCUMENTS.

         15.5 Survival of Representations and Warranties. All of each Borrower's representations and warranties contained in this Agreement shall survive the execution, delivery, and acceptance thereof by the parties, notwithstanding any investigation by the Agent or the Lenders or their respective agents.

         15.6 Other Security and Guaranties. The Agent, may, without notice or demand and without affecting the Borrower's obligations hereunder, from time to time: (a) take from any Person and hold collateral (other than the Collateral) for the payment of all or any part of the Obligations and exchange, enforce or release such collateral or any part thereof; and (b) accept and hold any endorsement or guaranty of payment of all or any part of the Obligations and release or substitute any such endorser or guarantor, or any Person who has given any Lien in any other collateral as security for the payment of all or any part of the Obligations, or any other Person in any way obligated to pay all or any part of the Obligations.

         15.7 Fees and Expenses. Each Borrower jointly and severally agrees to pay to the Agent, for its benefit, on demand, all costs and expenses that Agent pays or incurs in connection with the negotiation, preparation, syndication, consummation, administration, enforcement, and termination of this Agreement or any of the other Loan Documents, including, without limitation: (a) Attorney Costs; (b) costs and expenses (including Attorney Costs) for any amendment, supplement, waiver, consent, or subsequent closing in connection with the Loan Documents and the transactions contemplated thereby; (c) costs and expenses of lien and title searches and title insurance; (d) taxes, fees and other charges for recording the Mortgages, filing financing statements and continuations, and other actions to perfect, protect, and continue the Agent's Liens (including costs and expenses paid or incurred by the Agent in connection with the consummation of Agreement); (e) sums paid or incurred to pay any amount or take any action required of any Borrower under the Loan Documents that such Borrower fails to pay or take; (f) costs of appraisals, inspections, and verifications of the Collateral, including, without limitation, travel, lodging, and meals for inspections of the Collateral and any Borrower's operations by the Agent plus the Agent's then customary charge for field examinations and audits and the preparation of reports thereof (such charge is currently $750 per day (or portion thereof) for each agent or employee of the Agent with respect to each field examination or audit); (g) costs and expenses of forwarding loan proceeds, collecting checks and other items of payment, and establishing and maintaining Payment Accounts and lock boxes; (h) costs and expenses of preserving and protecting the Collateral; and (i) costs and expenses (including Attorney Costs) paid or incurred to obtain payment of the Obligations, enforce the Agent's Liens, sell or otherwise realize upon the Collateral, and otherwise enforce the provisions of the Loan Documents, or to defend any claims made or threatened against the Agent or any Lender arising out of the transactions contemplated hereby (including, without limitation, preparations for and consultations concerning any such matters). The Borrowers jointly and severally agree to pay on demand reasonable costs and expenses of each of the Lenders (including reasonable attorneys and paralegals' fees and disbursements) paid or incurred to obtain payment of the Obligations, enforce the Agent's Liens, sell or realize upon the Collateral, and otherwise enforce the provisions of the Loan Documents or to defend any claims made or threatened against such Lender arising out of the transactions contemplated hereby (including, without limitation, preparations for and consultations concerning any such matters). The foregoing shall not be construed to limit any other provisions of the Loan Documents regarding costs and expenses to be paid by any Borrower. All of the foregoing costs and expenses shall be charged to the applicable Borrower's Loan Account as Revolving Loans as described in Section 4.7.

         15.8 Notices. Except as otherwise provided herein, all notices, demands and requests that any party is required or elects to give to any other shall be in writing, or by a telecommunications device capable of creating a written record, and any such notice shall become effective (a) upon personal delivery thereof, including, but not limited to, delivery by overnight mail and courier service, (b) four (4) days after it shall have been mailed by United States mail, first class, certified or registered, with postage prepaid, or (c) in the case of notice by such a telecommunications device, when properly transmitted, in each case addressed to the party to be notified as follows:

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

                      Rogers & Wells LLP
                      200 Park Avenue
                      New York, New York 10166
                      Attention:  Alan M. Christenfeld, Esq.
                      Telephone:  (212) 878-8000
                      Telecopy:          (212) 878-8375

If to any Borrower:

                      c/o Forstmann & Company, Inc.
                      1155 Avenue of the Americas
                      New York, New York 10036
                      Attention: Rod Peckham, Executive Vice President
                      Telephone: (212) 642-6900
                      Telecopy:  (212) 642-6942

                      with copies to:

                      Christy & Viener
                      Rockefeller Center
                      620 Fifth Avenue
                      New York, New York 10020-2457
                      Attention: Laurence S. Markowitz, Esq.
                      Telephone: (212) 632-5514
                      Telecopy:  (212) 307-3314



or to such other address as each party may designate for itself by like notice. Failure or delay in delivering copies of any notice, demand, request, consent, approval, declaration or other communication to the persons designated above to receive copies shall not adversely affect the effectiveness of such notice, demand, request, consent, approval, declaration or other communication.

         15.9 Waiver of Notices. Unless otherwise expressly provided herein, each Borrower waives presentment, protest and notice of demand or dishonor and protest as to any instrument, notice of intent to accelerate the Obligations and notice of acceleration of the Obligations, as well as any and all other notices to which it might otherwise be entitled. No notice to or demand on any Borrower which the Agent or any Lender may elect to give shall entitle such Borrower to any or further notice or demand in the same, similar or other circumstances.

         15.10 Binding Effect. The provisions of this Agreement shall be binding upon and inure to the benefit of the respective representatives, successors, and assigns of the parties hereto; provided, however, that no interest herein may be assigned by any Borrower without prior written consent of the Agent and each Lender. The rights and benefits of the Agent and the Lenders hereunder shall, if such Persons so agree, inure to any party acquiring any interest in the Obligations or any part thereof.

         15.11        Indemnity of the Agent and the Lenders by the Borrower.

                      (a) Each Borrower jointly and severally agrees to defend, indemnify and hold the Agent-Related Persons, and each Lender and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements (including Attorney

Costs) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Loans and the termination, resignation or replacement of the Agent or replacement of any Lender) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, the issuance of any Letter of Credit or the provision of any credit support or enhancement in connection therewith, any ACH Transaction, or any other transactions contemplated hereby, or any action taken, or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any bankruptcy proceeding or appellate proceeding) related to or arising out of this Agreement, any other Loan Document, or the Loans or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, that no Borrower shall have any obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities resulting solely from the gross negligence or willful misconduct of such Indemnified Person. The agreements in this Section shall survive payment of all other Obligations.

                      (b)     Each Borrower jointly and severally agrees to
indemnify, defend and hold harmless the Agent and the Lenders from any loss or liability directly or indirectly arising out of the use, generation, manufacture, production, storage, release, threatened release, discharge, disposal or presence of a hazardous substance. This indemnity will apply whether the hazardous substance is on, under or about any Borrower's property or operations or property leased to any Borrower. The indemnity includes but is not limited to attorneys' fees. The indemnity extends to the Agent and the Lenders, their parent, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys and assigns. "Hazardous substances" means any substance, material or waste that is or becomes designated or regulated as "toxic," "hazardous," "pollutant," or "contaminant" or a similar designation or regulation under any federal, state or local law (whether under common law, statute, regulation or otherwise) or judicial or administrative interpretation of such, including without limitation petroleum or natural gas. This indemnity will survive repayment of all other Obligations.

         15.12 Restrictions on Actions by Lenders; Sharing of Payments. (a) Each of the Lenders agrees that it shall not, without the express consent of all Lenders, and that it shall, to the extent it is lawfully entitled to do so, upon the request of all Lenders, set off against the Obligations, any amounts owing by such Lender to any Borrower or any accounts of any Borrower now or hereafter maintained with such Lender. Each of the Lenders further agrees that it shall not, unless specifically requested to do so by the Agent, take or cause to be taken any action to enforce its rights under this Agreement or against any Borrower, including, without limitation, the commencement of any legal or equitable proceedings, to foreclose any Lien on, or otherwise enforce any security interest in, any of the Collateral.

                      (b)     If at any time or times any Lender shall receive
(i) by payment, foreclosure, setoff or otherwise, any proceeds of Collateral or any payments with respect to the Obligations of any Borrower to such Lender arising under, or relating to, this Agreement or the other Loan Documents, except for any such proceeds or payments received by such Lender from the Agent pursuant to the terms of this Agreement, or (ii) payments from the Agent in excess of such Lender's ratable portion of all such distributions by the Agent, such Lender shall promptly (1) turn the same over to the Agent, in kind, and with such endorsements as may be required to negotiate the same to the Agent, or in same day funds, as applicable, for the account of all of the Lenders and for application to the Obligations in accordance with the applicable provisions of this Agreement, or (2) purchase, without recourse or warranty, an undivided interest and participation in the Obligations owed to the other Lenders so that such excess payment received shall be applied ratably as among the Lenders in accordance with their Pro Rata Shares; provided, however, that if all or part of such excess payment received by the purchasing party is thereafter recovered from it, those purchases of participation shall be rescinded in whole or in part, as applicable, and the applicable portion of the purchase price paid therefor shall be returned to such purchasing party, but without interest except to the extent that such purchasing party is required to pay interest in connection with the recovery of the excess payment.

         15.13 Field Audit and Examination Reports; Disclaimer by Lenders. By signing this Agreement, each Lender:

                      (a) is deemed to have requested that the Agent furnish such Lender, promptly after it becomes available, a copy of each field audit or examination report (each a "Report" and collectively, "Reports") prepared by the Agent;

                      (b) expressly agrees and acknowledges that neither BABC nor the Agent (i) makes any representation or warranty as to the accuracy of any Report, or (ii) shall be liable for any information contained in any Report;

                      (c) expressly agrees and acknowledges that the Reports are not comprehensive audits or examinations, that the Agent or other party performing any audit or examination will inspect only specific information regarding the Borrowers and will rely significantly upon the Borrowers' books and records, as well as on representations of the Borrowers' personnel;

                      (d) agrees to keep all Reports confidential and strictly for its internal use, and not to distribute except to its participants, or use any Report in any other manner; and

                      (e) without limiting the generality of any other indemnification provision contained in this Agreement, agrees: (i) to hold the Agent and any such other Lender preparing a Report harmless from any action the indemnifying Lender may take or conclusion the indemnifying Lender may reach or draw from any Report in connection with any loans or other credit accommodations that the indemnifying Lender has made or may make to any Borrower, or the indemnifying Lender's participation in, or the indemnifying Lender's purchase of, a loan or loans of any Borrower; and (ii) to pay and protect, and indemnify, defend and hold the Agent and any such other Lender preparing a Report harmless from and against, the claims, actions, proceedings, damages, costs, expenses and other amounts (including, without limitation, attorney costs) incurred by the Agent and any such other Lender preparing a Report as the direct or indirect result of any third parties who might obtain all or part of any Report through the indemnifying Lender.

         15.14 Relation Among Lenders. The Lenders are not partners or co-venturers, and no Lender shall be liable for the acts or omissions of, or (except as otherwise set forth herein in case of the Agent) authorized to act for, any other Lender.

         15.15 Limitation of Liability. No claim may be made by any Borrower, any Lender or other Person against the Agent, any Lender, or the affiliates, directors, officers, employees, or agents of any of them for any special, indirect, consequential or punitive damages in respect of any claim for breach of contract or any other theory of liability arising out of or related to the transactions contemplated by this Agreement or any other Loan Document, or any act, omission or event occurring in connection therewith, and each Borrower and each Lender hereby waive, release and agree not to sue upon any claim for such damages, whether or not accrued and whether or not know or suspected to exist in its favor.

         15.16 Final Agreement. This Agreement and the other Loan Documents are intended by each Borrower, the Agent and the Lenders to be the final, complete, and exclusive expression of the agreement between them. This Agreement supersedes any and all prior oral or written agreements relating to the subject matter hereof. No modification, rescission, waiver, release, or amendment of any provision of this Agreement or any other Loan Document shall be made, except by a written agreement signed by each Borrower and a duly authorized officer of each of the Agent and the requisite Lenders.

         15.17 Counterparts. This Agreement may be executed in any number of counterparts, and by the Agent, any Lender or any Borrower in separate counterparts, each of which shall be an original, but all of which shall together constitute one and the same agreement.

         15.18 Captions. The captions contained in this Agreement are for convenience of reference only, are without substantive meaning and should not be construed to modify, enlarge, or restrict any provision.

         15.19 Signatures by Telecopy. The parties hereto agree that signed faxed documents delivered in connection with this Agreement and the Loan Documents (other than the Term Notes and Letters of Credit) shall be deemed to be of the same force and effect as an original of a manually signed copy.

         15.20        Joint and Several Liability.  The liability of
Borrowers for all of the Obligations shall be joint and several regardless of which Borrower actually receives loans or other extensions of credit hereunder or the amount of such loans received or the manner in which Lender accounts for such loans or other extensions of credit or on its books and records. Each Borrower's Obligations with respect to Term Loans or Revolving Loans made to it or Letters of Credit issued for its account, and related fees, costs and expenses, and each Borrower's Obligations arising as a result of the joint and several liability of any Borrower hereunder, with respect to Term Loans or Revolving Loans made to any other Borrower hereunder or Letters of Credit issued for the account of any other Borrower hereunder, together with the related fees, costs and expenses, shall be separate and distinct obligations, all of which are primary obligations of each Borrower.

         Each Borrower's Obligations arising as a result of the joint and several liability of any Borrower hereunder with respect to loans or other extensions of credit made to any other Borrower hereunder shall, to the fullest extent permitted by law, be unconditional irrespective of (i) the validity of enforceability, avoidance or subordination of the Obligations of such other Borrower or of any promissory note or other document evidencing all of any part of the Obligations of such other Borrower, (ii) the absence of any attempt to collect the Obligations from any other Borrower, any other guarantor, or any other security therefor, or the absence of any other action to enforce the same,
(iii) the waiver, consent, extension, forbearance or granting of any indulgence by the Lenders with respect to any provision of any instrument evidencing the Obligations of any other Borrower, or any part thereof, or any other agreement now or hereafter executed by any other Borrower and delivered to the Lenders,
(iv) the failure by the Agent to take any steps to perfect and maintain its security interest in, or to preserve its rights to, any security or collateral for the Obligations of any other Borrower, (v) the Lenders' election, in any proceeding instituted under the Bankruptcy Code, of the application of Section 1111(b)(2) of the Bankruptcy Code, (vi) any borrowing or grant of a security interest by any other Borrower, as debtor-in-possession under Section 364 of the Bankruptcy Code, (vii) the disallowance of all or any portion of the Lenders' claim(s) for repayment of the Obligations of any other Borrower under Section 502 of the Bankruptcy Code, or (viii) any other circumstance which might constitute a legal or equitable discharge or defense of a guarantor or of any other Borrower.

         Each Borrower hereby irrevocably agrees that it will not bring any "claims" (as defined in Section 101(5) of the Bankruptcy Code) against any other Borrower to which such Borrower is or would at any time be otherwise entitled by virtue of its obligations under this Agreement or under any of the Loan Documents, including, without limitation, any right of subrogation (whether contractual, under Section 509 of the Bankruptcy Code or otherwise), reimbursement, contribution, exoneration or other similar right against such other Borrower, until such time as all of the Obligations have been satisfied in full and this Agreement shall have terminated in accordance with its terms.

         Upon any Event of Default, the Agent may, at its sole election, proceed directly and at once, without notice, against any

Borrower to collect and recover the full amount, or any portion of the Obligations, without first proceeding against any other Borrower or any other Person, or against any security or collateral for the Obligations. Each Borrower consents and agrees that neither the Agent nor any Lender shall be under any obligation to marshall any assets in favor of such Borrower or against or in payment of any or all of the Obligations.

         15.21 Waiver of Default. Subject to the satisfaction of the conditions precedent to the effectiveness of this Agreement set forth in Article 10, the Lenders hereby waive any and all Events of Default under the Original Loan Agreement arising solely by reason of the establishment by Forstmann of FAI as a wholly-owned subsidiary and the acquisition by FAI of substantially all of the assets of Arenzano and BBC.

         IN WITNESS WHEREOF, the parties have entered into this Agreement on the date first above written.

                            Borrowers
                            ---------
                            FORSTMANN & COMPANY, INC.


                             By:   /s/Rodney J. Peckham
                                ------------------------
                             Name: Rodney J. Peckham
                             Title: EVP & CFO


                             FORSTMANN APPAREL, INC.


                             By:      /s/ Rodney J. Peckham
                                ----------------------------
                             Name: Rodney J. Peckham
                             Title: EVP & CFO



                             Agent

                             BANKAMERICA BUSINESS CREDIT, INC.



                             By:      /s/Louis Alexander
                                -------------------------
                             Name: Louis Alexander
                             Title: VP

                                     Lenders

Revolving Credit                    BANKAMERICA BUSINESS CREDIT,
Commitment:  $33,898,000.00         INC., as a Lender

Term Loan
Commitment:  $12,552,000.00         By:      /s/Louis Alexander
                                       --------------------------
                                    Name: Louis Alexander
                                    Title: VP

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

Term Loan
Commitment:   $2,698,500.00         By:      /s/ Paul Seindenwar
                                       --------------------------
                                    Name: Paul Seidenwar
                                    Title: Assistant Vice
                                    President

                                    2 Gatehall Drive
                                    Parsipanny, NJ 07054
                                    Attention: Managing Director
                                    Asset Based Lending
                                    Telephone: (201) 606-4874
                                    Telecopy:  (201) 606-4776


Revolving Credit                    THE CIT GROUP/COMMERCIAL
Commitment:  $18,249,500.00         SERVICES, INC., as a Lender

Term Loan
Commitment:   $6,750,500.00         By:      /s/Jeffrey Heller
                                       -------------------------
                                    Name: Jeffrey Heller
                                    Title: Vice President

                                    1211 Avenue of the Americas,
                                    12th Floor
                                    New York, New York 10036
                                    Attention: Lori Kudish
                                    Telephone: (212) 382-7192
                                    Telecopy:  (212) 382-6814


Revolving Credit                    IBJ SCHRODER BUSINESS CREDIT
Commitment:   $7,301,500.00         CORPORATION, as a Lender

Term Loan
Commitment:   $2,698,500.00         By:      /s/James M. Steffy
                                       --------------------------
                                    Name: James M. Steffy
                                    Title: Vice President

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

Term Loan
Commitment:   $4,052,000.00         By:      /s/Cyril Prince
                                       -------------------------
                                    Name: Cyril Prince
                                    Title: Vice President

                                    477 Madison Avenue, 20th Floor
                                    New York, New York 10022
                                    Attention: Credit Manager,
                                    Vice President
                                    Telephone:(212) 858-2188
                                    Telecopy: (212) 858-2151


Revolving Credit                    PNC BANK, NATIONAL
Commitment:   $7,301,500.00         ASSOCIATION, as a Lender

Term Loan
Commitment:   $2,698,500.00         By:      /s/Peter H. Schryver
                                       ----------------------------
                                    Name: Peter H. Schryver
                                    Title: Vice President

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

                                    EXHIBIT A

                                FORM OF TERM NOTE

                                    EXHIBIT A
                             FORM OF TERM LOAN NOTE

                            FORSTMANN & COMPANY, INC.
                             FORSTMANN APPAREL, INC.
                                 TERM LOAN NOTE


                                               --------, -----
                                               New York, New York


                      FOR VALUE RECEIVED, FORSTMANN & COMPANY, INC., a
Georgia corporation and FORSTMANN APPAREL, INC., a New York corporation (collectively the "Borrower"), hereby unconditionally promises to pay to the order of ____________________ (the "Lender") the principal amount of _______________________________ DOLLARS ($________) or, if less, the outstanding principal amount owed by the Borrower to the Lender with respect to the Term Loan made by the Lender to the Borrower under the Loan Agreement (as defined below). Unless otherwise required to be paid sooner pursuant to the provisions of either Sections 4.5 or 12.1 of the Loan Agreement, the principal indebtedness evidenced hereby shall be payable in thirty six (36) consecutive installments as follows: (i) each of the first thirty five (35) installments shall be in the amount of $__________ and shall be payable monthly on the last Business Day of each month commencing on _________, ____ and (ii) the final installment shall be made on _______, ____ and shall be in the amount necessary to pay in full the unpaid principal amount hereof and all accrued interest thereon.

                      The Borrower also promises to pay interest on the
unpaid principal amount borrowed hereunder from the date advanced until paid at the rate and at the times which shall be determined in accordance with the provisions of the Amended and Restated Loan and Security Agreement dated as of September 14, 1998 (as amended, modified or otherwise supplemented, the "Loan Agreement"), among the Borrower, Forstmann Apparel, Inc., the financial institutions from time to time parties thereto named as Lenders (the "Lenders") and BankAmerica Business Credit, Inc., as agent for the Lenders (in such capacity, the "Agent"). Terms defined in the Loan Agreement not otherwise defined herein are used herein with the meanings so defined.

                      This Term Note is one of the Term Notes issued pursuant to, and entitled to the benefits of, the Loan Agreement, to which reference is hereby made for a more complete statement of the terms and conditions under which the Term Loan evidenced hereby was made and is to be repaid.

                      All payments of principal and interest in respect of this Term Note shall be made to the Agent at such account and place in New York, New York as the Agent may from time to time designate in writing to the Borrower or at such other location as the Agent may from time to time designate in writing to the Borrower, in lawful money of the United States of America in same-day funds.

                      This Term Note may be prepaid at the option of Borrower as provided in Section 4.4 of the Loan Agreement and must be prepaid as provided in Section 4.5 of the Loan Agreement.

                      THE LOAN AGREEMENT AND THIS TERM NOTE SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK.

                      Upon the occurrence of any one or more of certain
Events of Default, the unpaid balance of the principal amount of this Term Note may become, and upon the occurrence and continuation of any one or more of certain other Events of Default, such unpaid balance may be declared to be, due and payable in the manner, upon the conditions and with the effect provided in the Loan Agreement.

                      No reference herein to the Loan Agreement and no provision of this Term Note, the Loan Agreement or any of the other Loan Documents shall alter or impair the obligation of the Borrower, which is absolute and unconditional, to pay the principal of and interest on this Term
Note at the place, at the respective times, and in the currency herein prescribed.

                      The Borrower promises to pay all costs and expenses, including reasonable attorneys' fees and disbursements, incurred in the collection and enforcement of this Term Note or any appeal of a judgment rendered thereon all in accordance with the provisions of the Loan Agreement. The Borrower hereby waives diligence, presentment, protest, demand and notice of every kind except as required pursuant to the Loan Agreement and waives to the full extent permitted by the law the right to plead any statute of limitations as a defense to any demands hereunder.

                      IN WITNESS WHEREOF, the Borrower has caused this Term
Note to be executed and delivered by its duly authorized officer, as of the day and year and at the place first above written.


                                   FORSTMANN & COMPANY, INC.


                                   By:
                                           Name:
                                           Title:

                                   FORSTMANN APPAREL, INC.


                                   By:
                                           Name:
                                           Title:

                               Schedule A to Note

                BASE RATE LOANS AND REPAYMENT OF BASE RATE LOANS

                               Schedule B to Note

               LIBOR RATE LOANS AND REPAYMENT OF LIBOR RATE LOANS

                                    EXHIBIT B

                       FORM OF BORROWING BASE CERTIFICATE

EXHIBIT B

FORM OF BORROWING BASE CERTIFICATE

FORSTMANN & COMPANY, INC.

Borrowing Base Certificate for the week ended ______________. Page 1 of 5.

           ACCOUNTS RECEIVABLE:
           Gross Accounts Receivable

        a  Less: Dated Accounts >245 days from invoice date or 30 days past due
        b  All other  Accounts > 120 days from invoice date or 60 days past due
        c  Bankrupt/Disputed accounts
        d  Cross Aging 50%
        e  Foreign Accounts not covered by L/C's
        f  Affiliate/Subsidiary Accounts
        g  Contra Accounts
        h  Government Accounts > $4.0MM
        I  Accounts in excess of 15% of total Gross A/R balance (Kellwood
           30%)
        j  Credit balances in (a) and (b)
        k Chargebacks net of ineligibles in (a) and (b) l Service Charges net of ineligibles in (a) and (b) m Other n Other
        o  Other
           Total Ineligible A/R
           Eligible A/R
           Available @ 85%
           Less: Available bill & hold > $15.0MM (calculated using same method as above)
           Total Available Accounts Receivable


           ACCOUNTS RECEIVABLE SUMMARY
                Total Dating Accounts Receivable included in above total Total Bill & Hold Accounts Receivable included in above total

           ACCOUNTS RECEIVABLE ROLLFORWARD
                Gross Accounts Receivable prior borrowing base certificate
                Plus:  Gross billings current period
                Less:  Cash collections current period
                Less:  Credits current period
                Less:  Other adjustments current period
                Total Gross Accounts Receivable current period (agrees to amount in (a)

                                          FORSTMANN & COMPANY, INC.
                                                      .
                  Borrowing Base Certificate for the week ended ______________. Page 2 of 5.


           INVENTORY   (FIFO Basis)
           Gross Raw Materials
           Less: Dyes and Chemicals
                  Material at Outside Processors
                  Supplies
                  Market Reserve
                  Other
                  Total Ineligibles
           Total Eligible
           Available @ 65%

           Gross Work in Process (Yarn)
           Less: Work in Process (Yarn) >$12.0MM
                  Material at Outside Processors
                  Supplies
                  Market Reserve
                  Other
                  Total Ineligibles
           Total Eligible
           Available @ 50%

           Gross Work in Process (Greige Goods)
           Less: Work in Process (Greige Goods) > $15.0MM
                  Material at Outside Processors
                  Market Reserve
                  Other
                  Other
                  Total Ineligibles
           Total Eligible
           Available @ 65%

           Gross Finished Goods
           Less: Finished Goods > $12.0MM
                  Material at Outside Processors
                  Samples
                  Market Reserve
                  Other
                  Total Ineligibles
           Total Eligible
           Available @ 65%

           Total Eligible Letter of Credit Inventory
           Available @  55%


           Total Available Inventory as calculated above
           Inventory Cap: $30.0MM less Forstmann Apparel Available Inventory Total Available Inventory
           Total Available Collateral (accounts plus inventory plus letter of credit)
           Less :  Availability Reserve:
           Total Net Availability

THE UNDERSIGNED REPRESENTS AND WARRANTS THAT THE INFORMATION SET FORTH ABOVE IS TRUE AND COMPLETE. THE UNDERSIGNED GRANTS A SECURITY INTEREST IN THE COLLATERAL REFLECTED ABOVE TO BANK AMERICA BUSINESS CREDIT, INC. AND REPRESENTS AND WARRANTS THAT SAID

COLLATERAL COMPLIES WITH REPRESENTATIONS, WARRANTIES AND COVENANTS CONTAINED IN THE LOAN AND SECURITY AGREEMENT BETWEEN BANK AMERICA BUSINESS CREDIT, INC AND THE UNDERSIGNED.

AUTHORIZED SIGNATURE & DATE:       _____________________________  ____________

TITLE:                             _____________________________

                                        FORSTMANN & COMPANY, INC.
                                         Forstmann Apparel, Inc.

                Borrowing Base Certificate for the week ended ______________. Page 3 of 5.


           ACCOUNTS RECEIVABLE:
           Gross Accounts Receivable
           Less: Accounts >  90 days from invoice date or >60 days past due
                  Chargebacks/debit memos in current
                  Credit balances in past due
                  Bankrupt/Disputed accounts
                  Cross Aging 50%
                  Foreign Accounts not covered by L/C's
                  Affiliate/Subsidiary Accounts
                  Contra Accounts
                  Government Accounts
                  Concentration Cap
                  Other
                  Total Ineligible A/R
           Eligible A/R
           Available @ 80%

           ACCOUNTS RECEIVABLE ROLLFORWARD
                Gross Accounts Receivable prior borrowing base certificate
                Plus:  Gross billings current period
                Less:  Cash collections current period
                Less:  Credits current period
                Less:  Other adjustments current period
                Total Gross Accounts Receivable current period

                                        FORSTMANN & COMPANY, INC.
                                         Forstmann Apparel, Inc.

                Borrowing Base Certificate for the week ended ______________. Page 4 of 5.





           INVENTORY   (FIFO Basis)
           Gross Raw Materials
           Less:  Material at Outside Processors
                  Trim Inventory
                  Inventory > one season
                  Other
                  Total Ineligibles
           Total Eligible
           Available @ 50%

           Gross Work in Process (all ineligible)

           Gross Finished Goods
           Less: Material at Outside Processors
                  Samples
                  Inventory from previous season
                  Defective/returned/ rework inventory
                  Other
                  Total Ineligibles
           Total Eligible
           Available @ 65%
           Total Eligible Letter of Credit Inventory: Raw materials
           Available @ 45%
           Total Eligible Letter of Credit Inventory: Finished Goods
           Available @ 55%
           Total Available Inventory as calculated above
           Inventory Cap                                                 $4.0MM
           Total Available Inventory
           Total Available Collateral (accounts plus inventory plus letter of credit)








THE UNDERSIGNED REPRESENTS AND WARRANTS THAT THE INFORMATION SET FORTH ABOVE IS TRUE AND COMPLETE. THE UNDERSIGNED GRANTS A SECURITY INTEREST IN THE COLLATERAL REFLECTED ABOVE TO BANK AMERICA BUSINESS CREDIT, INC. AND REPRESENTS AND
WARRANTS THAT SAID COLLATERAL COMPLIES WITH REPRESENTATIONS, WARRANTIES AND COVENANTS CONTAINED IN THE LOAN AND SECURITY AGREEMENT BETWEEN BANK AMERICA BUSINESS CREDIT, INC AND THE UNDERSIGNED.

AUTHORIZED SIGNATURE & DATE:     _____________________________  ____________

TITLE:                           _____________________________

                                        FORSTMANN & COMPANY, INC.

                Borrowing Base Certificate for the week ended ______________. Page 5 of 5.



Availability Summary


           Total Available Accounts Receivable: Forstmann Inc.
           Total Available Accounts Receivable: Forstmann Apparel, Inc.

           Total Available Inventory: Forstmann Inc.
           Total Available Inventory: Forstmann Apparel, Inc.
               Inventory Availability Cap                               $30.0MM
           Total Available Inventory
           Total Available Collateral (Accounts receivable plus Inventory)
Loan summary


           Forstmann Inc.
             Total direct borrowings
             Total merchandise letters of credit:
             Total standby letter of credit
               Total loan

           Forstmann Apparel, Inc.
             Total direct borrowings
             Total merchandise letters of credit:
             Total standby letter of credit
               Total loan  (sublimit: $12.0MM)

           Less :  Availability Reserve:
           Total Net Availability


THE UNDERSIGNED REPRESENTS AND WARRANTS THAT THE INFORMATION SET FORTH ABOVE IS TRUE AND COMPLETE. THE UNDERSIGNED GRANTS A SECURITY INTEREST IN THE COLLATERAL REFLECTED ABOVE TO BANK AMERICA BUSINESS CREDIT, INC. AND REPRESENTS AND
WARRANTS THAT SAID COLLATERAL COMPLIES WITH REPRESENTATIONS, WARRANTIES AND COVENANTS CONTAINED IN THE LOAN AND SECURITY AGREEMENT BETWEEN BANK AMERICA BUSINESS CREDIT, INC AND THE UNDERSIGNED.

AUTHORIZED SIGNATURE & DATE:    _____________________________  ____________

TITLE:                          _____________________________

                                                 EXHIBIT C


                                         [Intentionally omitted.]

                                                 EXHIBIT D

                                         LIST OF CLOSING DOCUMENTS

FORSTMANN & COMPANY, INC.
                                          FORSTMANN APPAREL, INC.
                                            September 14, 1998

                                         LIST OF CLOSING DOCUMENTS



                                              As used below:

         Agent                      =        BankAmerica Business Credit, Inc.
         BABC

         AT&T                       =       AT&T Commercial Finance Corporation

         Borrowers                  =       Company and Subsidiary

         CIT                        =       The CIT Group/Commercial Services,
         Inc.

         Company                    =       Forstmann & Company, Inc.

         CV                         =       Christy & Viener

         GECC                       =       General Electric Capital
                                            Corporation

         IBJ                        =       IBJ Schroder Bank and Trust Company

         LBC                        =       La Salle Business Credit Inc.

         Lenders                    =       AT&T, BABC, CIT, IBJ, LBC and PNC

         Lockbox Bank               =       Citibank, N.A.

         PNC                        =       PNC Bank, National Association

         R&W                        =       Rogers & Wells

         SSN                        =       State Street Bank and Trust Company

         Subsidiary                 =       Forstmann Apparel, Inc.

         Title Company              =       Chicago Title Insurance Company

                                                               Responsible Party

A.       Basic Documents
         1.       Amended and Restated Loan and Security              R&W
                  Agreement with Exhibits and Schedules
         Exhibits
         A -      Form of Term Note                                   R&W
                  Schedule A to Note - Base Rate Loans and
                  Repayment of Base Rate Loans
                  Schedule B to Note - LIBOR Rate Loans and
                  Repayment of LIBOR Rate Loans
         B -      Form of Borrowing Base Certificate            Agent/Borrowers
         C -      [Intentionally Omitted]
         D -      List of Closing Documents                           R&W
         E -      Form of Notice of Borrowing                         R&W
         F -      Form of Notice of Conversion/ Continuation          R&W
         G -      Form of Assignment and Acceptance                   R&W
                  Agreement
         H -      Form of Subsidiary Pledge Agreement                 R&W
                  (Accounts Receivable Notes)
         I -      Form of Company Pledge Agreement (Accounts          R&W
                  Receivable Notes)
         J -      Form of Company Pledge Agreement (Shares            R&W
                  of FAI)

                                                               Responsible Party
                                                               Responsible Party
         Schedules

         1.1(a) -          Assigned Contracts                      Borrowers
         1.1(b) -          Locations of Eligible Inventory         Borrowers
         1.1(c) -          Permitted Liens                         Borrowers
         1.1(d) -          Restricted Investments                  Borrowers
         6.3 -    Facilities and Locations                         Borrowers
         6.7 -    Collateral Reports                                 Agent
         8.3 -    Jurisdictions of Qualification to do             Borrowers
                  Business
         8.4 -    Corporate Names                                  Borrowers
         8.5 -    Affiliates                                       Borrowers
         8.6(c) -          Balance Sheet                           Borrowers
         8.9 -    Debt                                             Borrowers
         8.12 -   Real Estate Owned or Leased                      Borrowers
         8.13 -   Proprietary Rights                               Borrowers
         8.14 -   Trade Names                                      Borrowers
         8.15 -   Litigation                                       Borrowers
         8.17 -   Labor Matters                                    Borrowers
         8.18 -            Environmental Law Matters               Borrowers
         8.21 -   ERISA Matters                                    Borrowers
         8.22 -   Taxes                                            Borrowers
         8.28 -            Material Agreements                     Borrowers
         8.29 -   Bank Accounts                                    Borrowers
         9.17 -   Management Compensation                          Borrowers


         2.       Trademark Security Agreement (Subsidiary)           R&W
                  EXHIBIT                                             R&W
                  A-       Assignment of Trademark and Service
                           Mark Registrations and Applications
         3.       Subsidiary Pledge Agreement (Accounts               R&W
                  Receivable)
         4.       Company Pledge Agreement (Accounts                  R&W
                  Receivable)
         5.       Company Pledge Agreement (Shares in                 R&W
                  Subsidiary)

B.       Supporting Documents
         6.       Certificate Regarding Accuracy of                 Company
                  Representations and Warranties (Company)
         7.       Certificate Regarding Absence of any              Company
                  Default or Event of Default (Company)
         8.       Secretary's Certificate (Company)                 Company
                  attaching Resolutions

                                                               Responsible Party
                                                               Responsible Party
         9.       Certificate Regarding Accuracy of               Subsidiary
                  Representations and Warranties
                  (Subsidiary)
         10.      Certificate Regarding Absence of any            Subsidiary
                  Default or Event of Default (Subsidiary)
         11.      Good Standing Certificates for the              Subsidiary
                  Subsidiary

                  a.       [to be provided]
         12.      Certificates of Incorporation and of            Subsidiary
                  Qualification to Do Business (Subsidiary)

                  a.       [to be provided]
         13.      Secretary's Certificate (Subsidiary) to         Subsidiary
                  which is attached:

                  a.       By-Laws
                  b.       Resolutions
                  c.       Certificate of Incumbency
C.       Legal Opinions
         14.      Opinion of C&V                                      C&V
D.       Security Matters
         15.      Results of lien searches                            R&W

                  Subsidiary:
                  a.       UCC1-financing statements filed in
                           the following jurisdictions:

                           Department of State, Florida Baldwin County, Georgia Chatham County, Georgia Clay County, Georgia Clerks Cooperative Authority, Georgia Jefferson County, Georgia Laurens County, Georgia Secretary of State, New Jersey Department of State, New York New York County, New York

                                                               Responsible Party
                                                               Responsible Party
         16.      Financing statements (Subsidiary)                   R&W
                  a.       UCC1-financing statements filed in
                           the following jurisdictions:

                           Department of State, Florida
                           Laurens County, Georgia
                           Secretary of State, New Jersey
                           Department of State, New York
                           New York City Register, New York

         17.      Financing Statements (Company)                      R&W
                  a.       UCC-3 Amendments to financing
                           statements have been filed in the
                           following jurisdictions:

                           Laurens County, Georgia Secretary of State, New Jersey Bergen County, New Jersey Department of State, New York New York City Register, New York Secretary of State, North Carolina Burke County, North Carolina Chowan County, North Carolina Davison County, North Carolina Edgecombe County, North Carolina
         18.      Warehouse receipts covering any portion of        Borrowers
                  the Collateral located in warehouses and
                  for which warehouse receipts are issued
         19.      Certificates of title covering any portion        Borrowers
                  of the Collateral for which certificates
                  of title have been issued
         20.      Landlord Waivers (Subsidiary)                     Subsidiary
F.       Miscellaneous
         21.      Evidence of insurance with standard                  R&W/
                  insurance endorsement lender's loss               Borrowers
                  payable clause (Agent form)
         22.      Certified copy of the Order of the                Borrowers
                  Bankruptcy Court Authorizing Sale and
                  Acquisition
         23.      Certified copy of the Bill of Sale for the        Borrowers
                  Acquisition
         24.      Governmental approvals and consents             Borrowers/C&V
         25.      Lockbox Agreement (Subsidiary) [or              Lockbox Bank
                  amendment]

                                                                 EXHIBIT E

                               NOTICE OF BORROWING


                                            Date:  ____________, ____




To: BankAmerica Business Credit, Inc. as Agent for the Lenders who are parties to the Amended and Restated Loan and Security Agreement dated as of September 14, 1998 (as extended, renewed, amended or restated from time to time, the "Loan and Security Agreement") among Forstmann & Company, Inc., Forstmann Apparel, Inc., certain Lenders which are signatories thereto and BankAmerica Business Credit, Inc., as Agent

Ladies and Gentlemen:

         The undersigned,  ___________________________  ("Forstmann"), on behalf of the borrower identified in item 1 below (the "Borrower"), refers to the Loan and Security Agreement, the terms defined therein being used herein as therein defined, and hereby gives you notice irrevocably of the Borrowing specified below:

         1.       The Borrower for the proposed Borrowing is

                  --------------------.

         2.       The Business Day of the proposed Borrowing is _________, ____.

         3.       The aggregate amount of the proposed Borrowing is ___________.

         4. The Borrowing is to be comprised of $____________ of Base Rate Loans and $____________ of LIBOR Rate Loans.

         5. The duration of the Interest Period for the LIBOR Rate Loans, if any, included in the Borrowing shall be _____ months.

         The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the proposed Borrowing, before and after giving effect thereto and to the application of the proceeds therefrom:

         (a) The representations and warranties of each Borrower contained in the Loan and Security Agreement are true and correct in all material respects as though made on and as of such date other than such representation or warranty which expressly relates to an earlier date;

         (b) No Default or Event of Default has occurred and is continuing, or would result from such proposed Borrowing; and

         (c) The proposed Borrowing will not cause the aggregate principal amount of all outstanding Revolving Loans plus the aggregate amount available for drawing under all outstanding Letters of Credit, to exceed the Availability for the Borrower or the Aggregate Availability for all Borrowers (with the
Availability for this purpose calculated as if the Aggregate Revolver Outstandings were zero) or the combined Commitments of the Lenders.

                       FORSTMANN & COMPANY, INC.


                       By: _______________________________

                       Name: _____________________________

                       Title: ____________________________

                                                                 EXHIBIT F

                        NOTICE OF CONVERSION/CONTINUATION



Date:  ____________, ____


To: BankAmerica Business Credit, Inc. as Agent for the Lenders to the Amended and Restated Loan and Security Agreement dated as of September 14, 1998 (as extended, renewed, amended or restated from time to time, the "Loan and Security Agreement") among Forstmann & Company, Inc., Forstmann Apparel, Inc., certain Lenders which are signatories thereto and BankAmerica Business Credit, Inc., as Agent

Ladies and Gentlemen:

         The undersigned,  ___________________________  ("Forstmann"), on behalf of all of the Borrowers under the Loan and Security Agreement, refers to the Loan and Security Agreement, the terms defined therein being used herein as therein defined, and hereby gives you notice irrevocably of the [conversion] [continuation] of the Loans specified herein, that:

1.       The Borrower of the Loans referenced herein is ________.

2. The Conversion/Continuation Date is ____________, ____.

3. The aggregate amount of the Loans to be [converted] [continued] is $------------ .

4. The Loans are to be [converted into] [continued as] [LIBOR Rate] [Base Rate] Loans.

5. The duration of the Interest Period for the LIBOR Rate Loans included in the [conversion] [continuation] shall be _________ months.

         The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the proposed Conversion/Continuation Date, before and after giving effect thereto and to the application of the proceeds therefrom:

         (a) The representations and warranties of each Borrower contained in the Loan and Security Agreement are true and correct in all material respects as though made on and as of such date other than such representation or warranty which expressly relates to an earlier date;

         (b) No Default or Event of Default has occurred and is continuing, or would result from such proposed [conversion] [continuation]; and

         (c) The proposed conversion-continuation will not cause the aggregate principal amount of all outstanding Revolving Loans [plus the aggregate amount available for drawing under all outstanding Letters of Credit] to exceed the Aggregate Availability or the Availability of the Borrower or the combined Commitments of the Lenders.

                                       FORSTMANN & COMPANY, INC.

                                       By: __________________________

                                       Name: ________________________

                                       Title: _______________________

                                                                 EXHIBIT G


                   FORM OF ASSIGNMENT AND ACCEPTANCE AGREEMENT


         This  ASSIGNMENT  AND  ACCEPTANCE   AGREEMENT  (this   "Assignment  and
Acceptance") dated as of __________,  _____ is made between  ___________________
(the "Assignor") and _________________ (the "Assignee").


                                    RECITALS

         WHEREAS, the Assignor is party to that certain Amended and Restated Loan and Security Agreement dated as of September 14, 1998 (as amended, amended and restated, modified, supplemented or renewed, the "Credit Agreement") among Forstmann & Company, Inc., a Georgia corporation ("Forstmann"), Forstmann Apparel, Inc., a New York corporation ("FAI") (each of the foregoing, individually a "Borrower" and, collectively, the "Borrowers"), the several financial institutions from time to time party thereto (including the Assignor, the "Lenders"), and BankAmerica Business Credit, Inc., as agent for the Lenders (the "Agent"). Any terms defined in the Credit Agreement and not defined in this Assignment and Acceptance are used herein as defined in the Credit Agreement;

         WHEREAS, as provided under the Credit Agreement, the Assignor has committed to making Revolving Loans and maintaining Term Loans to (the "Committed Loans"), and purchasing participations in Letters of Credit and Credit Support issued for the account of, the Borrowers in an aggregate amount not to exceed $__________ (the "Commitment");

         WHEREAS, the Assignor has made Committed Loans in the aggregate principal amount of $__________ to the Borrowers;

         WHEREAS, [the Assignor has acquired a participation in its pro rata share of the Lenders' liabilities under Letters of Credit and Credit Support in an aggregate principal amount of $____________ (the "Credit Obligations")] [no Letters of Credit or Credit Support is outstanding under the Credit Agreement]; and

         WHEREAS, the Assignor wishes to assign to the Assignee [part of the] [all] rights and obligations of the Assignor under the Credit Agreement in respect of its Commitment, together with a corresponding portion of each of its outstanding Committed Loans and Credit Obligations, in an amount equal to $__________ (the "Assigned Amount") on the terms and subject to the conditions set forth herein and the Assignee wishes to accept assignment of such rights and to assume such obligations from the Assignor on such terms and subject to such conditions;

         NOW, THEREFORE, in consideration of the foregoing and the mutual agreements contained herein, the parties hereto agree as follows:

         1.       Assignment and Acceptance.

         (a) Subject to the terms and conditions of this Assignment and Acceptance, (i) the Assignor hereby sells, transfers and assigns to the Assignee, and (ii) the Assignee hereby purchases, assumes and undertakes from the Assignor, without recourse and without representation or warranty (except as provided in this Assignment and Acceptance) __% (the "Assignee's Percentage Share") of (A) the Commitment, the Committed Loans and the Credit Obligations of the Assignor and (B) all related rights, benefits, obligations, liabilities and indemnities of the Assignor under and in connection with the Credit Agreement and the Loan Documents.

         (b) With effect on and after the Effective Date (as defined in Section 5 hereof), the Assignee shall be a party to the Credit Agreement and succeed to all of the rights and be obligated to perform all of the obligations of a Lender under the Credit Agreement, including the requirements concerning confidentiality and the payment of indemnification, with a Commitment in an amount equal to the Assigned Amount. The Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement are required to be performed by it as a Lender. It is the intent of the parties hereto that the Commitment of the Assignor shall, as of the Effective Date, be reduced by an amount equal to the Assigned Amount and the Assignor shall relinquish its rights and be released from its obligations under the Credit Agreement to the extent such obligations have been assumed by the Assignee; provided, however, the Assignor shall not relinquish its rights under Sections 15.7 and 15.11 of the Credit Agreement to the extent such rights relate to the time prior to the Effective Date.

         (c) After giving effect to the assignment and assumption set forth herein, on the Effective Date the Assignee's Commitment will be $__________.

         (d) After giving effect to the assignment and assumption set forth herein, on the Effective Date the Assignor's Commitment will be $__________.

         2.       Payments.

         (a) As consideration for the sale, assignment and transfer contemplated in Section 1 hereof, the Assignee shall pay to the Assignor on the Effective Date in immediately available funds an amount equal to $__________, representing the Assignee's Pro Rata Share of the principal amount of all Committed Loans.

         (b) The Assignee further agrees to pay to the Agent a processing fee in the amount specified in Section 13.3 of the Credit Agreement.

         3.       Reallocation of Payments.

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

         4.       Independent Credit Decision.

         The Assignee (a) acknowledges that it has received a copy of the Credit Agreement and the Schedules and Exhibits thereto, together with copies of the most recent Financial Statements of the Borrowers, and such other documents and information as it has deemed appropriate to make its own credit and legal analysis and decision to enter into this Assignment and Acceptance; and (b) agrees that it will, independently and without reliance upon the Assignor, the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit and legal decisions in taking or not taking action under the Credit Agreement.

         5.       Effective Date; Notices.

         (a) As between the Assignor and the Assignee, the effective date for this Assignment and Acceptance shall be __________, _____ (the "Effective Date"); provided that the following conditions precedent have been satisfied on or before the Effective Date:

                        (i) this Assignment and Acceptance shall be executed and delivered by the Assignor and the Assignee;

                       (ii) the Assignee shall pay to the Assignor all amounts due to the Assignor under this Assignment and Acceptance;
                      (iii) the Assignee shall have complied with [Section 14.10 of the Credit Agreement (if applicable) and] Section 7 hereof;

                        (iv) the consents of the Agent and the Borrowers required for an effective assignment of the Assigned Amount by the Assignor to the Assignee shall have been duly obtained and shall be in full force and effect as of the Effective Date;

                        (v)the processing fee referred to in Section 2(b) hereof and in Section 13.3(a) of the Credit Agreement shall have been paid to the Agent; and

         (b) Promptly following the execution of this Assignment and Acceptance, the Assignor shall deliver to the Borrowers and the Agent for acknowledgment by the Agent, a Notice of Assignment in the form attached hereto as Schedule 1.


         [6.      Agent.  [INCLUDE ONLY IF ASSIGNOR IS AGENT]

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

         7.       Withholding Tax.

         The Assignee (a) represents and warrants to the Lender, the Agent and the Borrowers that under applicable law and treaties no tax will be required to be withheld by the Lender or the Agent with respect to any payments to be made to the Assignee hereunder, (b) agrees to furnish (if it is organized under the laws of any jurisdiction other than the United States or any State thereof) to the Agent and the Borrowers prior to the time that the Agent or Borrowers is required to make any payment of principal, interest or fees hereunder, duplicate executed originals of either U.S. Internal Revenue Service Form 4224 or U.S. Internal Revenue Service Form 1001 (wherein the Assignee claims entitlement to the benefits of a tax treaty that provides for a complete exemption from U.S. federal income withholding tax on all payments hereunder) and agrees to provide new Forms 4224 or 1001 upon the expiration of any previously delivered form or comparable statements in accordance with applicable U.S. law and regulations and amendments thereto, duly executed and completed by the Assignee, and (c) agrees to comply with all applicable U.S. laws and regulations with regard to such withholding tax exemption, provided, for avoidance of doubt, that the performance by the Assignee of its obligations under this Section 7 shall not excuse the Assignee from the performance of any obligations of the Assignee, as a Lender, under Section 14.10 of the Credit Agreement.

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

         (b) The Assignor makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto. The Assignor makes no representation or warranty in connection with, and assumes no responsibility with respect to, the solvency, financial condition or statements of the Borrowers, or the performance or observance by the Borrowers, of any of their respective obligations under the Credit Agreement or any other instrument or document furnished in connection therewith.

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

         9.       Further Assurances.

         The Assignor and the Assignee each hereby agree to execute and deliver such other instruments, and take such other action, as either party may reasonably request in connection with the transactions contemplated by this Assignment and Acceptance, including the delivery of any notices or other documents or instruments to the Borrowers or the Agent, which may be required in connection with the assignment and assumption contemplated hereby.

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

                                            By:
                                                     Name:
                                                     Title:


                                            By:
                                                     Name:
                                                     Title:

                                            Address:


                                            [ASSIGNEE]

                                            By:
                                                     Name:
                                                     Title:


                                            By:
                                                     Name:
                                                     Title:

                                            Address:

                                PLEDGE AGREEMENT
                                     between
                             FORSTMANN APPAREL, INC.
                             a New York Corporation
                                       and
                       BANKAMERICA BUSINESS CREDIT, INC.,
                        a Delaware corporation, as Agent

                  This Pledge Agreement ("Agreement") is made and entered into as of September 14, 1998, by Forstmann Apparel, Inc., a New York corporation ("Pledgor"), in favor of BankAmerica Business Credit, Inc., a Delaware corporation, as Agent ("Pledgee").

Preliminary Statement.

                  A. Pledgor, Forstmann & Company, Inc. ("Forstmann"), Pledgee, in its capacity as agent, and the lenders from time to time parties thereto (the "Lenders") will enter into that certain Amended and Restated Loan and Security Agreement dated as of September 14, 1998 (as the same may be amended, restated, modified or supplemented from time to time, the "Loan Agreement"), pursuant to which the Lenders will, subject to the terms and conditions thereof, advance monies and make other extensions of credit to the Pledgor and Forstmann. Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Loan Agreement.

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

                  NOW, THEREFORE, for and in consideration of the foregoing and of any financial accommodations or extensions of credit (including, without limitation, any loan or advance by renewal, refinancing or extension of the Loan Agreement or otherwise) heretofore, now or hereafter made to or for the benefit of Pledgor by Pledgee or any Lender, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                  a.  Pledge.   Pledgor  hereby  pledges  and  grants   security
interests to Pledgee in all of its right, title and interest in and to Restricted Investments arising from the conversion of Accounts which are over ninety (90) days past due and in any event are not Eligible Accounts into (i) securities consisting of capital stock (collectively, the "Stock") of the Account Debtors, accompanied by stock powers duly executed in blank (the "Powers"); or (ii) securities consisting of promissory notes (collectively, the "Notes"), of the Account Debtors and all payments delivered in connection with any Notes, accompanied by separate instruments of endorsement for each respective Note, duly executed in blank in the form attached hereto as Schedule 1 and made a part hereof (the "Endorsements") (said Stock, Notes, Powers Endorsements and proceeds thereof, together with the property and interests in property described in Paragraphs 3, 6 and 7, being hereinafter collectively referred to as the "Collateral"), as security for the payment and performance of the Obligations. In the event Pledgor receives any Notes or Stock after the date hereof, it shall promptly, but in no event later than five Business Days after receipt thereof, deliver the same, accompanied by appropriate Powers or Endorsements, as applicable, affixed thereto or thereon, to the Pledgee or its nominee. Pledgor hereby appoints Pledgee as Pledgor's attorney-in-fact to arrange, at Pledgee's option, for the transfer, upon or at any time after the existence or occurrence of an Event of Default, of the Collateral on the books of the Account Debtors to the name of Pledgee or to the name of Pledgee's nominee.

                  b. Voting Rights. During the term of this Agreement, and so long as there shall not occur or exist an Event of Default and Pledgee has not delivered the written notice referred to in clause (b) below, Pledgor shall have the right to vote the Stock on all corporate questions for all purposes not inconsistent with the terms of this Agreement and the Loan Agreement. Pledgee shall be entitled to exercise all voting powers pertaining to the Collateral from and after (a) the occurrence and during the continuation of an Event of Default and (b) Pledgee's delivery of written notice to Pledgor of Pledgee's intention to exercise such voting powers.

                  c. Dividends and Distributions. (a) During the term of this Agreement, and so long as there shall not exist an Event of Default, Pledgor shall be entitled to receive and retain any and all dividends, principal and interest paid in respect of the Collateral, provided, however, that from and after (a) the occurrence and during the continuation of an Event of Default and
(b) Pledgee's delivery of written notice to Pledgor to do so any and all:

                  (i) dividends and interest paid or payable other than in cash in respect of, and instruments and other property received, receivable or otherwise distributed in respect of, or in exchange for, any Collateral;

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

                  (b) Pledgee shall execute and deliver (or cause to be executed and delivered) to the Pledgor all such proxies and other instruments as the Pledgor may reasonably request for the purpose of enabling the Pledgor to exercise the voting and other rights which it is entitled to exercise pursuant to Paragraph 2 above and to receive the dividends or interest payments which it is authorized to receive and retain pursuant to subparagraph (a) of this Paragraph 3.

                  (c) Upon the occurrence and during the continuance of an Event of Default all dividends and interest paid which are received by the Pledgor contrary to the provisions of subparagraph (a) of this Paragraph 3 shall be received in trust for the benefit of the Pledgee, shall be segregated from other funds of the Pledgor and shall be forthwith paid over to the Pledgee as Collateral in the same form as so received (with any necessary endorsement).

                  d. Representations and Covenants. Pledgor warrants and represents that Pledgor is (or, in the case of any and all Notes and Stock delivered after the date hereof, will be) the sole owner, free and clear of all liens, claims security interests and encumbrances of the Notes and Stock and any and all voting rights associated therewith and that Pledgor has full power and authority to enter into this Agreement. Pledgor covenants that Pledgor will continue to be the sole owner, free and clear of all liens, claims, security interests and encumbrances (except those held by Pledgee) of 100% of the Notes and Stock and any and all voting rights associated therewith.

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

                  e. Subsequent Changes Affecting Collateral. Pledgor represents to Pledgee that Pledgor has made Pledgor's own arrangements for keeping informed of changes or potential changes affecting the Collateral (including, but not limited to, rights to convert, rights to subscribe, payment of dividends, reorganization or other exchanges, tender offers and voting rights), and Pledgor agrees that Pledgee shall have no responsibility or liability for informing Pledgor of any such changes or potential changes or for taking any action or omitting to take any action with respect thereto. Pledgee may, upon or at any time after the occurrence of an Event of Default, and after written notice and at Pledgee's option, transfer or register the Collateral or any part of the Collateral into Pledgee's or Pledgee's nominee's name with or without any indication that such Collateral is subject to the security interest under this Agreement.

                  f. Stock Adjustments. In the event that during the term of this Agreement any stock dividend, reclassification, readjustment or other change is declared or made in the capital structure of any Account Debtor (including, without limitation, the issuance of additional shares of preferred or common stock of any Account Debtor of whatever class to the Pledgor), or any option included within the Stock is exercised, or both, then all new, substituted and additional shares, or other securities, issued to the Pledgor by reason of any such change or exercise shall be delivered to and held by Pledgee under the terms of this Agreement in the same manner as the Collateral originally pledged under this Agreement.

                  g. Warrants, Options and Other Rights. In the event that during the term of this Agreement subscription warrants or any other rights or options shall be issued in connection with any of the Collateral, then such warrants, rights and options shall be immediately assigned to Pledgee and all new stock or other securities so acquired by Pledgor shall be immediately assigned to Pledgee to be held under the terms of this Agreement in the same manner as the Collateral originally pledged hereunder.

                  h. Registration. (a) Upon or at any time after the occurrence of an Event of Default, if for any reason Pledgee desires to sell any of the Stock at a public sale, Pledgor will, at any time and from time to time, upon the written request of the Pledgee, use its best efforts to take or cause the issuer of such Stock to take such action and prepare, distribute and/or file such documents, as are required or advisable in the reasonable opinion of counsel for the Pledgee to permit the public sale of such Stock. Pledgor agrees to use all reasonable efforts to qualify, file or register, or cause the issuer of such Stock to qualify, file or register, any of the Stock under the Blue Sky or other securities laws of such states as may be requested by the Pledgee and keep effective, or cause to be kept effective, all such qualifications, filings or registrations. Pledgor will bear all costs and expenses of carrying out obligations under this Section. Pledgor acknowledges that there is no adequate remedy at law for failure by it to comply with the provisions of this Section and that such failure would not be adequately compensable in damages, and therefore agrees that its agreements contained in this Section may be specifically enforced.

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

                  i. Default. (a) Upon the existence of an Event of Default, Pledgee shall have, in addition to any other rights given by law or the rights given under this Agreement or the Loan Agreement, all of the rights and remedies with respect to the Collateral of a secured party under the Uniform Commercial Code.

                  (b) In addition, with respect to the Collateral, or any part of the Collateral, which shall then be or shall thereafter come into the possession or custody of Pledgee:

                  (i) Pledgee may sell or cause the same to be sold at any broker's board or at public or private sale, in one or more sales or lots, at such price as Pledgee may deem best, and for cash or on credit or for future delivery, without assumption of any credit risk, and the purchaser of any or all of the Collateral so sold shall thereafter hold the same absolutely, free from any claim, encumbrance or right of any kind whatsoever. Unless any of the Collateral threatens to decline speedily in value or is or becomes of a type sold on a recognized market, Pledgee will give Pledgor reasonable notice of the time and place of any public sale of the Collateral, or of the time after which any private sale or other intended disposition is to be made. Any sale of any of the Collateral conducted in conformity with reasonable commercial practices of banks, commercial finance companies, insurance companies or other financial institutions disposing of property similar to such Collateral, including any sale made pursuant to Paragraph 8 hereof, shall be deemed to be commercially reasonable. Notwithstanding any provision to the contrary contained in this Agreement, any requirements of reasonable notice shall be met if such notice is deposited in the United States mails, addressed to Pledgor as provided in Paragraph 16, at least 10 days before the time of the sale or disposition. Any other requirement of notice, demand or advertisement for sale is, to the extent permitted by law, waived. Pledgee may, in Pledgee's own name, or in the name of a designee or nominee, buy at any public sale of any of the Collateral and, if permitted by applicable law, buy at any private sale of any of the Collateral. Pledgor will pay to Pledgee all expenses (including court costs and reasonable in-house and outside attorneys' and paralegals' fees and expenses) of, or incident to, the enforcement of any of the provisions of this Agreement. Since federal and state securities laws may impose certain restrictions on the method by which a sale of any or all of the Collateral may be effected after the occurrence of an Event of Default, Pledgor agrees that upon the occurrence or existence of an Event of Default, Pledgee may, from time to time, attempt to sell all or any part of the Collateral by means of a private placement, restricting the bidder and prospective purchasers to those who will represent and agree that they are purchasing for investment only and not for distribution. In so doing, Pledgee may solicit offers to buy the Collateral, or any part of it, for cash, from a limited number of investors deemed by Pledgee, in Pledgee's reasonable judgment, to be financially responsible parties who might be interested in purchasing such Collateral, and if Pledgee solicits such offers from not less than three such investors, then the acceptance by Pledgee of the highest offer obtained therefrom shall be deemed to be a commercially reasonable method of disposition of such Collateral; and

                  (ii) Pledgee, or its nominee, may without notice to the Pledgor, notify any payor of the Notes of this Agreement, direct that all sums then and thereafter payable pursuant to the Notes be paid solely to the Pledgee, and collect and retain all sums payable pursuant to the Notes as they become due and payable and apply the same to the Obligations in accordance with the terms of the Loan Agreement.

                  j. Term. This Agreement shall remain in full force and effect until all of the Obligations have been fully paid and satisfied, and the Loan Agreement has been terminated. Upon termination of this Agreement as provided in this Paragraph 10, Pledgee agrees to return any Collateral in its possession to Pledgor at the address set forth in Paragraph 16.

                  k. Definitions. Any capitalized terms used herein and not otherwise defined are used herein as defined in the Loan Agreement. The singular shall include the plural and vice versa.

                  l. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of Pledgor, Pledgee and their respective successors and assigns. Pledgor's successors and assigns shall include, without limitation, a receiver, trustee or debtor in possession of or for Pledgor.

                  m. Applicable Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED UNDER THE INTERNAL LAWS (AS OPPOSED TO CONFLICT OF LAWS PROVISIONS)

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

                  n. Further Assurances. Pledgor agrees that Pledgor will cooperate with Pledgee and will execute and deliver, or cause to be executed and delivered, all such other stock powers, proxies, instruments, documents, endorsements and resignations of officers and directors, and will take all such other action, including, without limitation, the filing of UCC financing statements, as Pledgee may reasonably request from time to time in order to carry out the provisions and purposes of this Agreement.

                  o. Pledgee's Duty of Care. Pledgee shall have no duty with respect to any Collateral other than as set forth in the Loan Agreement. Without limiting the generality of the foregoing, Pledgee shall be under no obligation to take any steps necessary to preserve rights in any of the Collateral against any other parties but may do so at Pledgee's option, but all expenses incurred in connection therewith shall be for the sole account of Pledgor.

                  p. Notices. Any notice, request or other communication required or desired to be served, given or delivered under this Agreement shall be in writing and shall be given in the manner and to the addresses set forth in the Loan Agreement.

                  q. Section Headings. The section headings in this Agreement are for convenience of reference only, and shall not affect in any way the interpretation of any of the provisions of this Agreement.

                  IN WITNESS WHEREOF, Pledgor and Pledgee have executed this Agreement as of this 14th day of September, 1998.


                               FORSTMANN APPAREL, INC., as Pledgor



                                By:      /s/Rodney J. Peckham
                                   ---------------------------
                                Name: Rodney J. Peckham
                                Title: EVP & CFO



                              BANKAMERICA BUSINESS
                              CREDIT, INC., as Agent, as Pledgee


                              By:          /s/Louis Alexander
                                 -----------------------------
                              Name: Louis Alexander
                              Title: VP

                                   Schedule 1
                                       to
                                    Agreement

                     Form of Endorsement Separate from Note


                                   ENDORSEMENT


                  FOR VALUE RECEIVED, Forstmann Apparel, Inc. ("Forstmann") hereby assigns and transfers unto BankAmerica Business Credit, Inc., as Agent ("Agent") under that certain Amended and Restated Loan and Security Agreement dated as of _________, 1998 entered into among Forstmann, Forstmann & Company, Inc., the Lenders from time to time party thereto and the Agent one note of [payor] for [principal amount] herewith, standing in Fostmann's name and does hereby irrevocably constitute and appoint the Agent as Fostmann's attorney to transfer said Note with full power of substitution in the premises.


Dated _________, ____


                                                  FORSTMANN APPAREL, INC.



                                                  By:_______________________
                                                  Name:
                                                  Title:

In presence of:


-------------------------

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

                  NOW, THEREFORE, for and in consideration of the foregoing and of any financial accommodations or extensions of credit (including, without limitation, any loan or advance by renewal, refinancing or extension of the Loan Agreement or otherwise) heretofore, now or hereafter made to or for the benefit of Pledgor by Pledgee or any Lender, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:
                  r.  Pledge.   Pledgor  hereby  pledges  and  grants   security
interests to Pledgee in all of its right, title and interest in and to Restricted Investments arising from the conversion of Accounts which are over ninety (90) days past due and in any event are not Eligible Accounts into (i) securities consisting of capital stock (collectively, the "Stock") of the Account Debtors, accompanied by stock powers duly executed in blank (the "Powers"); or (ii) securities consisting of promissory notes (collectively, the "Notes"), of the Account Debtors and all payments delivered in connection with any Notes, accompanied by separate instruments of endorsement for each respective Note, duly executed in blank in the form attached hereto as Schedule 1 and made a part hereof (the "Endorsements") (said Stock, Notes, Powers Endorsements and proceeds thereof, together with the property and interests in property described in Paragraphs 3, 6 and 7, being hereinafter collectively referred to as the "Collateral"), as security for the payment and performance of the Obligations. In the event Pledgor receives any Notes or Stock after the date hereof, it shall promptly, but in no event later than five Business Days after receipt thereof, deliver the same, accompanied by appropriate Powers or Endorsements, as applicable, affixed thereto or thereon, to the Pledgee or its nominee. Pledgor hereby appoints Pledgee as Pledgor's attorney-in-fact to arrange, at Pledgee's option, for the transfer, upon or at any time after the existence or occurrence of an Event of Default of the Collateral on the books of the Company to the name of Pledgee or to the name of Pledgee's nominee.

                  s. Voting Rights. During the term of this Agreement, and so long as there shall not occur or exist an Event of Default and Pledgee has not delivered the written notice referred to in clause (b) below, Pledgor shall have the right to vote the Stock on all corporate questions for all purposes not inconsistent with the terms of this Agreement and the Loan Agreement. Pledgee shall be entitled to exercise all voting powers pertaining to the Collateral from and after (a) the occurrence and during the continuation of an Event of Default and (b) Pledgee's delivery of written notice to Pledgor of Pledgee's intention to exercise such voting powers.

                  t. Dividends and Distributions. (a) During the term of this Agreement, and so long as there shall not exist an Event of Default, Pledgor shall be entitled to receive and retain any and all dividends, principal and interest paid in respect of the Collateral, provided, however, that from and after (a) the occurrence and during the continuation of an Event of Default and
(b) Pledgee's delivery of written notice to Pledgor to do so any and all:

                  (i) dividends and interest paid or payable other than in cash in respect of, and instruments and other property received, receivable or otherwise distributed in respect of, or in exchange for, any Collateral;

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

                  (b) Pledgee shall execute and deliver (or cause to be executed and delivered) to the Pledgor all such proxies and other instruments as the Pledgor may reasonably request for the purpose of enabling the Pledgor to exercise the voting and other rights which it is entitled to exercise pursuant to Paragraph 2 above and to receive the dividends or interest payments which it is authorized to receive and retain pursuant to subparagraph (a) of this Paragraph 3.

                  (c) Upon the occurrence and during the continuance of an Event of Default all dividends and interest paid which are received by the Pledgor contrary to the provisions of subparagraph (a) of this Paragraph 3 shall be received in trust for the benefit of the Pledgee, shall be segregated from other funds of the Pledgor and shall be forthwith paid over to the Pledgee as Collateral in the same form as so received (with any necessary endorsement).

                  u. Representations and Covenants. Pledgor warrants and represents that Pledgor is (or, in the case of any and all Notes and Stock delivered after the date hereof, will be) the sole owner, free and clear of all liens, claims security interests and encumbrances of the Notes and Stock and any and all voting rights associated therewith and that Pledgor has full power and authority to enter into this Agreement. Pledgor covenants that Pledgor will continue to be the sole owner, free and clear of all liens, claims, security interests and encumbrances (except those held by Pledgee) of 100% of the Notes and Stock and any and all voting rights associated therewith.

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

                  v. Subsequent Changes Affecting Collateral. Pledgor represents to Pledgee that Pledgor has made Pledgor's own arrangements for keeping informed of changes or potential changes affecting the Collateral (including, but not limited to, rights to convert, rights to subscribe, payment of dividends, reorganization or other exchanges, tender offers and voting rights), and Pledgor agrees that Pledgee shall have no responsibility or liability for informing Pledgor of any such changes or potential changes or for taking any action or omitting to take any action with respect thereto. Pledgee may, upon or at any time after the occurrence of an Event of Default, and after written notice and at Pledgee's option, transfer or register the Collateral or any part of the Collateral into Pledgee's or Pledgee's nominee's name with or without any indication that such Collateral is subject to the security interest under this Agreement.

                  w. Stock Adjustments. In the event that during the term of this Agreement any stock dividend, reclassification, readjustment or other change is declared or made in the capital structure of any Company (including, without limitation, the issuance of additional shares of preferred or common stock of any Company of whatever class to the Pledgor), or any option included within the Stock is exercised, or both, then all new, substituted and additional shares, or other securities, issued to the Pledgor by reason of any such change or exercise shall be delivered to and held by Pledgee under the terms of this Agreement in the same manner as the Collateral originally pledged under this Agreement.

                  x. Warrants, Options and Other Rights. In the event that during the term of this Agreement subscription warrants or any other rights or options shall be issued in connection with any of the Collateral, then such warrants, rights and options shall be immediately assigned to Pledgee and all new stock or other securities so acquired by Pledgor shall be immediately assigned to Pledgee to be held under the terms of this Agreement in the same manner as the Collateral originally pledged hereunder.

                  y. Registration. (a) Upon or at any time after the occurrence of an Event of Default, if for any reason Pledgee desires to sell any of the Stock at a public sale, Pledgor will, at any time and from time to time, upon the written request of the Pledgee, use its best efforts to take or cause the issuer of such Stock to take such action and prepare, distribute and/or file such documents, as are required or advisable in the reasonable opinion of counsel for the Pledgee to permit the public sale of such Stock. Pledgor agrees to use all reasonable efforts to qualify, file or register, or cause the issuer of such Stock to qualify, file or register, any of the Stock under the Blue Sky or other securities laws of such states as may be requested by the Pledgee and keep effective, or cause to be kept effective, all such qualifications, filings or registrations. Pledgor will bear all costs and expenses of carrying out obligations under this Section. Pledgor acknowledges that there is no adequate remedy at law for failure by it to comply with the provisions of this Section and that such failure would not be adequately compensable in damages, and therefore agrees that its agreements contained in this Section may be specifically enforced.

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

                  z. Default. (a) Upon the existence of an Event of Default, Pledgee shall have, in addition to any other rights given by law or the rights given under this Agreement or the Loan Agreement, all of the rights and remedies with respect to the Collateral of a secured party under the Uniform Commercial Code.


                  (b) In addition, with respect to the Collateral, or any part of the Collateral, which shall then be or shall thereafter come into the possession or custody of Pledgee:

                  (i) Pledgee may sell or cause the same to be sold at any broker's board or at public or private sale, in one or more sales or lots, at such price as Pledgee may deem best, and for cash or on credit or for future delivery, without assumption of any credit risk, and the purchaser of any or all of the Collateral so sold shall thereafter hold the same absolutely, free from any claim, encumbrance or right of any kind whatsoever. Unless any of the Collateral threatens to decline speedily in value or is or becomes of a type sold on a recognized market, Pledgee will give Pledgor reasonable notice of the time and place of any public sale of the Collateral, or of the time after which any private sale or other intended disposition is to be made. Any sale of any of the Collateral conducted in conformity with reasonable commercial practices of banks, commercial finance companies, insurance companies or other financial institutions disposing of property similar to such Collateral, including any sale made pursuant to Paragraph 8 hereof, shall be deemed to be commercially reasonable. Notwithstanding any provision to the contrary contained in this Agreement, any requirements of reasonable notice shall be met if such notice is deposited in the United States mails, addressed to Pledgor as provided in Paragraph 16, at least 10 days before the time of the sale or disposition. Any other requirement of notice, demand or advertisement for sale is, to the extent permitted by law, waived. Pledgee may, in Pledgee's own name, or in the name of a designee or nominee, buy at any public sale of any of the Collateral and, if permitted by applicable law, buy at any private sale of any of the Collateral. Pledgor will pay to Pledgee all expenses (including court costs and reasonable in-house and outside attorneys' and paralegals' fees and expenses) of, or incident to, the enforcement of any of the provisions of this Agreement. Since federal and state securities laws may impose certain restrictions on the method by which a sale of any or all of the Collateral may be effected after the occurrence of an Event of Default, Pledgor agrees that upon the occurrence or existence of an Event of Default, Pledgee may, from time to time, attempt to sell all or any part of the Collateral by means of a private placement, restricting the bidder and prospective purchasers to those who will represent and agree that they are purchasing for investment only and not for distribution. In so doing, Pledgee may solicit offers to buy the Collateral, or any part of it, for cash, from a limited number of investors deemed by Pledgee, in Pledgee's reasonable judgment, to be financially responsible parties who might be interested in purchasing such Collateral, and if Pledgee solicits such offers from not less than three such investors, then the acceptance by Pledgee of the highest offer obtained therefrom shall be deemed to be a commercially reasonable method of disposition of such Collateral; and

                  (ii) Pledgee, or its nominee, may without notice to the Pledgor, notify any payor of the Notes of this Agreement, direct that all sums then and thereafter payable pursuant to the Notes be paid solely to the Pledgee, and collect and retain all sums payable pursuant to the Notes as they become due and payable and apply the same to the Obligations in accordance with the terms of the Loan Agreement.

                  aa. Term. This Agreement shall remain in full force and effect until all of the Obligations have been fully paid and satisfied, and the Loan Agreement has been terminated. Upon termination of this Agreement as provided in this Paragraph 10, Pledgee agrees to return any Collateral in its possession to Pledgor at the address set forth in Paragraph 16.

                  bb. Definitions. Any capitalized terms used herein and not otherwise defined are used herein as defined in the Loan Agreement. The singular shall include the plural and vice versa.

                  cc. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of Pledgor, Pledgee and their respective successors and assigns. Pledgor's successors and assigns shall include, without limitation, a receiver, trustee or debtor in possession of or for Pledgor.

                  dd. Applicable Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED UNDER THE INTERNAL LAWS (AS OPPOSED TO CONFLICT OF LAWS PROVISIONS)
OF THE STATE OF NEW YORK. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be held to be prohibited or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

                  ee. Further Assurances. Pledgor agrees that Pledgor will cooperate with Pledgee and will execute and deliver, or cause to be executed and delivered, all such other stock powers, proxies, instruments, documents, endorsements and resignations of officers and directors, and will take all such other action, including, without limitation, the filing of UCC financing statements, as Pledgee may reasonably request from time to time in order to carry out the provisions and purposes of this Agreement.

                  ff. Pledgee's Duty of Care. Pledgee shall have no duty with respect to any Collateral other than as set forth in the Loan Agreement. Without limiting the generality of the foregoing, Pledgee shall be under no obligation to take any steps necessary to preserve rights in any of the Collateral against any other parties but may do so at Pledgee's option, but all expenses incurred in connection therewith shall be for the sole account of Pledgor.

                  gg. Notices. Any notice, request or other communication required or desired to be served, given or delivered under this Agreement shall be in writing and shall be given in the manner and to the addresses set forth in the Loan Agreement

                  hh. Section Headings. The section headings in this Agreement are for convenience of reference only, and shall not affect in any way the interpretation of any of the provisions of this Agreement.

                  IN WITNESS WHEREOF, Pledgor and Pledgee have executed this Agreement as of this 23th day of July, 1997.


                                FORSTMANN & COMPANY, INC., as Pledgor


                                By:      /s/Rodney J. Peckham
                                   ----------------------------
                                Name: Rodney J. Peckham
                                Title: EVP & CFO



                              BANKAMERICA BUSINESS
                              CREDIT, INC., as Agent, as Pledgee


                              By:          /s/Louis Alexander
                                 ------------------------------
                              Name: Louis Alexander
                              Title: Vice President

                                   Schedule 1
                                       to
                                    Agreement

                     Form of Endorsement Separate from Note


                                   ENDORSEMENT


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


Dated _________, ____


                               FORSTMANN & COMPANY, INC.


                               By:_______________________
                                  Name:
                                  Title:

In presence of:


-------------------------

                                PLEDGE AGREEMENT
                                     between
                            FORSTMANN & COMPANY, INC.
                              a Georgia Corporation
                                       and
                       BANKAMERICA BUSINESS CREDIT, INC.,
                        a Delaware corporation, as Agent

                  This Pledge Agreement ("Agreement") is made and entered into as of September 14, 1998, by Forstmann & Company, Inc., a Georgia corporation ("Pledgor"), in favor of BankAmerica Business Credit, Inc., a Delaware corporation, as Agent ("Pledgee").

Preliminary Statement.

                  A. Pledgor, Forstmann Apparel, Inc. ("FAI"), Pledgee, in its capacity as agent, and the lenders from time to time parties thereto (the "Lenders") will enter into that certain Amended and Restated Loan and Security Agreement dated as of September 14, 1998 (as the same may be amended, restated, modified or supplemented from time to time, the "Loan Agreement"), pursuant to which the Lenders will, subject to the terms and conditions thereof, advance monies and make other extensions of credit to the Pledgor and FAI. Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Loan Agreement.

                  B.       FAI is a wholly-owned subsidiary of Pledgor.

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

                  NOW, THEREFORE, for and in consideration of the foregoing and of any financial accommodations or extensions of credit (including, without limitation, any loan or advance by renewal, refinancing or extension of the Loan Agreement or otherwise) heretofore, now or hereafter made to or for the benefit of Pledgor by Pledgee or any Lender, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                  ii. Pledge. Pledgor hereby pledges and grants security interests to Pledgee in all of its right, title and interest in and to securities consisting of capital stock (collectively, the "Stock") of FAI, accompanied by stock powers duly executed in blank (the "Powers") (said Stock, Powers and proceeds thereof, together with the property and interests in property described in Paragraphs 3, 6 and 7, being hereinafter collectively referred to as the "Collateral"), as security for the payment and performance of the Obligations. In the event Pledgor receives any Stock after the date hereof, it shall promptly, but in no event later than five Business Days after receipt thereof, deliver the same, accompanied by appropriate Powers, affixed thereto or thereon, to the Pledgee or its nominee. Pledgor hereby appoints Pledgee as Pledgor's attorney-in-fact to arrange, at Pledgee's option, for the transfer, upon or at any time after the existence or occurrence of an Event of Default, of the Collateral on the books of the Pledgor to the name of Pledgee or to the name of Pledgee's nominee.

                  jj. Voting Rights. During the term of this Agreement, and so long as there shall not occur or exist an Event of Default and Pledgee has not delivered the written notice referred to in clause (b) below, Pledgor shall have the right to vote the Stock on all corporate questions for all purposes not inconsistent with the terms of this Agreement and the Loan Agreement. Pledgee shall be entitled to exercise all voting powers pertaining to the Collateral from and after (a) the occurrence and during the continuation of an Event of Default and (b) Pledgee's delivery of written notice to Pledgor of Pledgee's intention to exercise such voting powers.

                  kk. Dividends and Distributions. (a) During the term of this Agreement, and so long as there shall not exist an Event of Default, Pledgor shall be entitled to receive and retain any and all dividends, principal and interest paid in respect of the Collateral, provided, however, that from and after (a) the occurrence and during the continuation of an Event of Default and
(b) Pledgee's delivery of written notice to Pledgor to do so any and all:

                  (i) dividends and interest paid or payable other than in cash in respect of, and instruments and other property received, receivable or otherwise distributed in respect of, or in exchange for, any Collateral;

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

                  (b) Pledgee shall execute and deliver (or cause to be executed and delivered) to the Pledgor all such proxies and other instruments as the Pledgor may reasonably request for the purpose of enabling the Pledgor to exercise the voting and other rights which it is entitled to exercise pursuant to Paragraph 2 above and to receive the dividends or interest payments which it is authorized to receive and retain pursuant to subparagraph (a) of this Paragraph 3.

                  (c) Upon the occurrence and during the continuance of an Event of Default all dividends and interest paid which are received by the Pledgor contrary to the provisions of subparagraph (a) of this Paragraph 3 shall be received in trust for the benefit of the Pledgee, shall be segregated from other funds of the Pledgor and shall be forthwith paid over to the Pledgee as Collateral in the same form as so received (with any necessary endorsement).

                  ll. Representations and Covenants. Pledgor warrants and represents that Pledgor is (or, in the case of any and all Stock delivered after the date hereof, will be) the sole owner, free and clear of all liens, claims security interests and encumbrances of the Stock and any and all voting rights associated therewith and that Pledgor has full power and authority to enter into this Agreement. Pledgor covenants that Pledgor will continue to be the sole owner, free and clear of all liens, claims, security interests and encumbrances (except those held by Pledgee) of 100% of the Stock and any and all voting rights associated therewith.

                  Pledgor warrants and represents that (a) there are (or in the case of any and all Collateral delivered after the date hereof, it will use its best efforts to ensure that such Collateral will have) no restrictions upon the voting rights or upon the transfer of any of the Collateral other than those which may appear on the face of the certificates evidencing the Collateral, (b) there are (or in the case of any and all Collateral delivered after the date hereof, it will use its best efforts to ensure that such Collateral will have) no warrants or other rights or options issued or outstanding in connection with any of the Collateral, (c) Pledgor has (or in the case of any and all Collateral delivered after the date hereof, will use its best efforts to ensure that it will have) the right to vote, pledge and grant a security interest in or otherwise transfer such Collateral free of any liens, claims or encumbrances, and (d) the Powers are (or, in the case of Stock delivered after the date hereof, the Powers will be) duly executed and give, or will give, as the case may be, Pledgee the authority such Powers purport to confer.

                  mm.   Subsequent   Changes   Affecting   Collateral.   Pledgor
represents to Pledgee that Pledgor has made Pledgor's own arrangements for keeping informed of changes or potential changes affecting the Collateral (including, but not limited to, rights to convert, rights to subscribe, payment of dividends, reorganization or other exchanges, tender offers and voting rights), and Pledgor agrees that Pledgee shall have no responsibility or liability for informing Pledgor of any such changes or potential changes or for taking any action or omitting to take any action with respect thereto. Pledgee may, upon or at any time after the occurrence of an Event of Default, and after written notice and at Pledgee's option, transfer or register the Collateral or any part of the Collateral into Pledgee's or Pledgee's nominee's name with or without any indication that such Collateral is subject to the security interest under this Agreement.

                  nn. Stock Adjustments. In the event that during the term of this Agreement any stock dividend, reclassification, readjustment or other change is declared or made in the capital structure of FAI (including, without limitation, the issuance of additional shares of preferred or common stock of FAI of whatever class to the Pledgor), or any option included within the Stock is exercised, or both, then all new, substituted and additional shares, or other securities, issued to the Pledgor by reason of any such change or exercise shall be delivered to and held by Pledgee under the terms of this Agreement in the same manner as the Collateral originally pledged under this Agreement.

                  oo. Warrants, Options and Other Rights. In the event that during the term of this Agreement subscription warrants or any other rights or options shall be issued in connection with any of the Collateral, then such warrants, rights and options shall be immediately assigned to Pledgee and all new stock or other securities so acquired by Pledgor shall be immediately assigned to Pledgee to be held under the terms of this Agreement in the same manner as the Collateral originally pledged hereunder.

                  pp. Registration. (a) Upon or at any time after the occurrence of an Event of Default, if for any reason Pledgee desires to sell any of the Stock at a public sale, Pledgor will, at any time and from time to time, upon the written request of the Pledgee, use its best efforts to take or cause the issuer of such Stock to take such action and prepare, distribute and/or file such documents, as are required or advisable in the reasonable opinion of counsel for the Pledgee to permit the public sale of such Stock. Pledgor agrees to use all reasonable efforts to qualify, file or register, or cause the issuer of such Stock to qualify, file or register, any of the Stock under the Blue Sky or other securities laws of such states as may be requested by the Pledgee and keep effective, or cause to be kept effective, all such qualifications, filings or registrations. Pledgor will bear all costs and expenses of carrying out obligations under this Section. Pledgor acknowledges that there is no adequate remedy at law for failure by it to comply with the provisions of this Section and that such failure would not be adequately compensable in damages, and therefore agrees that its agreements contained in this Section may be specifically enforced.

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

                  qq. Default. (a) Upon the existence of an Event of Default, Pledgee shall have, in addition to any other rights given by law or the rights given under this Agreement or the Loan Agreement, all of the rights and remedies with respect to the Collateral of a secured party under the Uniform Commercial Code.

                  (b) In addition, with respect to the Collateral, or any part of the Collateral, which shall then be or shall thereafter come into the possession or custody of Pledgee, Pledgee may sell or cause the same to be sold at any broker's board or at public or private sale, in one or more sales or lots, at such price as Pledgee may deem best, and for cash or on credit or for future delivery, without assumption of any credit risk, and the purchaser of any or all of the Collateral so sold shall thereafter hold the same absolutely, free from any claim, encumbrance or right of any kind whatsoever. Unless any of the Collateral threatens to decline speedily in value or is or becomes of a type sold on a recognized market, Pledgee will give Pledgor reasonable notice of the time and place of any public sale of the Collateral, or of the time after which any private sale or other intended disposition is to be made. Any sale of any of the Collateral conducted in conformity with reasonable commercial practices of banks, commercial finance companies, insurance companies or other financial institutions disposing of property similar to such Collateral, including any sale made pursuant to Paragraph 8 hereof, shall be deemed to be commercially reasonable. Notwithstanding any provision to the contrary contained in this Agreement, any requirements of reasonable notice shall be met if such notice is deposited in the United States mails, addressed to Pledgor as provided in Paragraph 16, at least 10 days before the time of the sale or disposition. Any other requirement of notice, demand or advertisement for sale is, to the extent permitted by law, waived. Pledgee may, in Pledgee's own name, or in the name of a designee or nominee, buy at any public sale of any of the Collateral and, if permitted by applicable law, buy at any private sale of any of the Collateral. Pledgor will pay to Pledgee all expenses (including court costs and reasonable in-house and outside attorneys' and paralegals' fees and expenses) of, or incident to, the enforcement of any of the provisions of this Agreement. Since federal and state securities laws may impose certain restrictions on the method by which a sale of any or all of the Collateral may be effected after the occurrence of an Event of Default, Pledgor agrees that upon the occurrence or existence of an Event of Default, Pledgee may, from time to time, attempt to sell all or any part of the Collateral by means of a private placement, restricting the bidder and prospective purchasers to those who will represent and agree that they are purchasing for investment only and not for distribution. In so doing, Pledgee may solicit offers to buy the Collateral, or any part of it, for cash, from a limited number of investors deemed by Pledgee, in Pledgee's reasonable judgment, to be financially responsible parties who might be interested in purchasing such Collateral, and if Pledgee solicits such offers from not less than three such investors, then the acceptance by Pledgee of the highest offer obtained therefrom shall be deemed to be a commercially reasonable method of disposition of such Collateral.

                  rr. Term. This Agreement shall remain in full force and effect until all of the Obligations have been fully paid and satisfied, and the Loan Agreement has been terminated. Upon termination of this Agreement as provided in this Paragraph 10, Pledgee agrees to return any Collateral in its possession to Pledgor at the address set forth in Paragraph 16.

                  ss. Definitions. Any capitalized terms used herein and not otherwise defined are used herein as defined in the Loan Agreement. The singular shall include the plural and vice versa.

                  tt. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of Pledgor, Pledgee and their respective successors and assigns. Pledgor's successors and assigns shall include, without limitation, a receiver, trustee or debtor in possession of or for Pledgor.

                  uu. Applicable Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED UNDER THE INTERNAL LAWS (AS OPPOSED TO CONFLICT OF LAWS PROVISIONS) OF THE STATE OF NEW YORK. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be held to be prohibited or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

                  vv. Further Assurances. Pledgor agrees that Pledgor will cooperate with Pledgee and will execute and deliver, or cause to be executed and delivered, all such other stock powers, proxies, instruments, documents, endorsements and resignations of officers and directors, and will take all such other action, including, without limitation, the filing of UCC financing statements, as Pledgee may reasonably request from time to time in order to carry out the provisions and purposes of this Agreement.

                  ww. Pledgee's Duty of Care. Pledgee shall have no duty with respect to any Collateral other than as set forth in the Loan Agreement. Without limiting the generality of the foregoing, Pledgee shall be under no obligation to take any steps necessary to preserve rights in any of the Collateral against any other parties but may do so at Pledgee's option, but all expenses incurred in connection therewith shall be for the sole account of Pledgor.

                  xx. Notices. Any notice, request or other communication required or desired to be served, given or delivered under this Agreement shall be in writing and shall be given in the manner and to the addresses set forth in the Loan Agreement.

                  yy. Section Headings. The section headings in this Agreement are for convenience of reference only, and shall not affect in any way the interpretation of any of the provisions of this Agreement.

                  IN WITNESS WHEREOF, Pledgor and Pledgee have executed this Agreement as of this 14th day of September, 1998.


                               FORSTMANN & COMPANY, INC., as Pledgor



                                By:      /s/Rodney J. Peckham
                                   ----------------------------
                                Name: Rodney J. Peckham
                                Title: EVP & CFO



                              BANKAMERICA BUSINESS
                              CREDIT, INC., as Agent, as Pledgee


                              By:          /s/Louis Alexander
                                 ------------------------------
                              Name: Louis Alexander
                              Title: VP

                                   SCHEDULE 1

                       NOTICE OF ASSIGNMENT AND ACCEPTANCE


                                                  ---------------, ----




BankAmerica Business Credit, Inc.
40 East 52nd Street
New York, New York 10022
Attn:

Re:  Forstmann & Company, Inc.; Forstmann Apparel, Inc.

Ladies and Gentlemen:

         We refer to the Amended and Restated Loan and Security Agreement dated as of September 14, 1998 (as amended, amended and restated, modified, supplemented or renewed from time to time the "Credit Agreement") among Forstmann & Company, Inc. ("Forstmann"), Forstmann Apparel, Inc. ("FAI") (each of the foregoing, individually a "Borrower" and, collectively, the "Borrowers"), the Lenders referred to therein and BankAmerica Business Credit, Inc., as agent for the Lenders (the "Agent"). Terms defined in the Credit Agreement are used herein as therein defined.

         1. We hereby give you notice of, and request your acknowledgement of, the assignment by __________________ (the "Assignor") to _______________ (the
"Assignee") of _____% of the right, title and interest of the Assignor in and to the Credit Agreement (including, without limitation, the right, title and interest of the Assignor in and to the Commitments of the Assignor, all outstanding Loans made or maintained by the Assignor and the Assignor's participation in the Letters of Credit pursuant to the Assignment and Acceptance Agreement attached hereto (the "Assignment and Acceptance"). We understand and agree that the Assignor's Commitment, as of ____________, ____ , is $___________, the aggregate amount of its outstanding Loans is $_____________, and its participation in Credit Obligations is $_____________.

         2. The Assignee agrees that, from and after the Effective Date (as defined in the Assignment and Acceptance), the Assignee will be bound by the terms of the Credit Agreement as fully and to the same extent as if the Assignee were the Lender originally holding such interest in the Credit Agreement.

         3.       The following administrative details apply to the Assignee:

                  (A)      Notice Address:

                           Assignee name: __________________________
                           Address:  _______________________________
                           Attention:  _____________________________
                           Telephone:  (___) _______________________
                           Telecopier:  (___) ______________________

                  (B)      Payment Instructions:

                           Account No.:  ___________________________
                           At:           ___________________________
                           Reference:    ___________________________
                           Attention:    ___________________________

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

                                            Very truly yours,

                                            [NAME OF ASSIGNOR]

                                            By:
                                                     Name:
                                                     Title:


                                            [NAME OF ASSIGNEE]


                                            By:
                                                     Name:
                                                     Title:


ACKNOWLEDGED AND ACCEPTED:

BankAmerica Business Credit, Inc,
as Agent

By:
         Name:
         Title:

                             FORSTMANN APPAREL, INC.
                          TRADEMARK SECURITY AGREEMENT

                  THIS TRADEMARK SECURITY AGREEMENT ("Agreement") made as of the 14th day of September, 1998, by and between FORSTMANN APPAREL, INC., a New York corporation, with an office at [_______________] ("Borrower"), and BANKAMERICA BUSINESS CREDIT, INC., in its capacity as agent (the "Agent") for the Lenders (as hereinafter defined), with an office at 40 East 52nd Street, New York, New York, 10022.


                              W I T N E S S E T H:

                  WHEREAS, the Borrower, Forstmann & Company, Inc., the lenders from time to time party thereto (the "Lenders"), and the Agent are parties to that certain Amended and Restated Loan and Security Agreement of even date herewith (as the same may be further amended, restated, modified or supplemented, the "Loan Agreement"); and

                  WHEREAS, Agent has required Borrower to execute and deliver this Agreement (i) in order to secure the prompt and complete payment, observance and performance of all of the "Obligations" (as defined in the Loan Agreement) and (ii) as a condition precedent to the Lenders' execution and delivery of the Loan Agreement;

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

                  2. Incorporation of Premises. The premises set forth above are incorporated into this Agreement by this reference hereto and are made a part hereof.

                  3. Incorporation of the Loan Agreement. The Loan Agreement and the terms and provisions thereof are hereby incorporated herein in their entirety by this reference thereto.

                  4.Security Interest in Trademarks. To secure the complete and timely payment, performance and satisfaction of all of the Obligations, Borrower hereby grants to Agent, subject to the terms of existing licenses granted by Borrower in the ordinary course of business set forth on Schedule
8.13 of the Loan Agreement (the "Existing Licenses"), for the ratable benefit of Agent, BABC and the Lenders, a security interest in all of Borrower's:

                  (a) now owned or existing and hereafter acquired or arising trademarks, registered trademarks, trademark applications (except for any intent to use applications, and except for any trademark which is the subject of an intent to use application, in each case, filed pursuant to Section 1(b) of the Lanham Act, 15 U.S.C. Section 15017, until Borrower files an Amendment to Allege Use or a Statement of Use under Sections 1(c) and 1(d) of the Lanham Act is filed with respect to such trademark), service marks, registered service marks and service mark applications listed on Schedule A attached hereto and made a part hereof, together with any goodwill connected with and symbolized by any such trademarks, trademark applications, service marks, registered service marks, service mark applications, and (i) all renewals thereof,
         (ii) all income, royalties, damages and payments now and hereafter due and/or payable under and with respect thereto, including, without limitation, payments under all licenses entered into in connection therewith and damages and payments for past or future infringements or dilutions thereof, (iii) the right to sue for past, present and future infringements and dilutions thereof, and (iv) all of Borrower's rights corresponding thereto throughout the world (all of the foregoing trademarks, registered trademarks and trademark applications, and service marks, registered service marks and service mark applications, together with the items described in clauses (i)-(iv) in this paragraph 4(a), are sometimes hereinafter individually and/or collectively referred to as the "Trademarks");

                  (b) rights under or interests in any trademark license agreements or service mark license agreements with any other party, whether Borrower is a licensee or licensor under any such license agreement, together with any goodwill connected with and symbolized by any such trademark license agreements or service marks license agreements, and the right to prepare for sale and sell any and all Inventory now or hereafter owned by Borrower and now or hereafter covered by such licenses (all of the foregoing are hereinafter referred to collectively as the "Licenses"); provided, that the foregoing grant of a security interest with respect to Licenses shall not include a security interest in any License under which Borrower is a Trademark licensee to the extent that the grant by Borrower of such security interest is (i) prohibited by the terms and the provisions of the written agreement, document or instrument creating or evidencing such License, or (ii) gives the licensor thereto the right to terminate such License in the event of the grant of a security interest with respect thereto.

                  5. Restrictions on Future Agreements. In addition to the restrictions provided in paragraph 8, Borrower will not, without the prior written consent of the Majority Lenders, (i) enter into any agreement, including, without limitation, any license agreement, which is inconsistent with this Agreement, provided, however, that Borrower shall have the right to license the use of the Trademarks in the ordinary course of its business, and Borrower further agrees that it will not take any action, and will use its commercially reasonable efforts not to permit any action to be taken by others, including, without limitation, licensees, or fail to take any action, which would in any material adverse respect affect the validity or enforcement of the rights transferred to Agent under this Agreement or the rights associated with those Trademarks or Licenses or (ii) except for transactions or Liens permitted under the Loan Agreement, mortgage, pledge, assign, encumber, grant a security interest in, transfer, license or alienate any of the Trademarks.

                  6. New Trademarks and Licenses. Borrower represents and warrants that (a) the Trademarks listed on Schedule A include all of the trademarks, registered trademarks, trademark applications, service marks, registered service marks and service mark applications now owned by Borrower, and (b) no other liens, claims or security interests have been granted by Borrower to any other Person in such Trademarks and Licenses other than the Existing Licenses and Permitted Liens. If, prior to the termination of this Agreement, Borrower shall (i) obtain rights to any new Trademarks or (ii) become entitled to the benefit of any Licenses or License renewals, the provisions of paragraph 4 above shall automatically apply thereto. Borrower shall give to Agent written notice of events described in clauses (i) or (ii) of the preceding sentence within 30 days after such occurrence. Borrower hereby authorizes Agent to modify this Agreement by amending Schedule A to include any future Trademarks or Licenses under paragraph 4 above or under this paragraph 6.

                  7. Royalties. Borrower hereby agrees that the use by Agent of the Trademarks and the Licenses as authorized hereunder in connection with the exercise of its remedies under paragraph 16 or pursuant to Section 13 of the Loan Agreement shall be coextensive with Borrower's rights thereunder and with respect thereto and without any liability for royalties or other related charges from Agent to Borrower.

                  8. Right to Inspect; Further Assignments and Security Interests. At all reasonable times (and at any time when an Event of Default exists) upon reasonable advance notice to Borrower and at reasonable intervals, Agent may have access to, examine, audit, make copies (at Borrower's expense) and extracts from and inspect Borrower's premises and examine Borrower's books, records and operations relating to the Trademarks and the Licenses, including, without limitation, Borrower's quality control processes; provided, that in conducting such inspections and examinations, Agent shall use reasonable efforts not to unnecessarily disturb the conduct of Borrower's ordinary business operations. From and after the occurrence and during the continuation of an Event of Default, Borrower agrees that Agent, or a conservator appointed by Agent, shall have the right to establish such reasonable additional product quality controls as Agent or such conservator, in its sole and absolute judgment, may deem necessary to assure maintenance of the quality of products sold by Borrower under the Trademarks and the Licenses or in connection with which such Trademarks and Licenses are used. Borrower agrees (i) not to sell or assign its interest in, or grant any license under, the Trademarks or the Licenses without the prior and express written consent of the Majority Lenders, provided, however, that Borrower shall have the right to license the use of the Trademarks in the ordinary course of its business, and (ii) to the extent required to maintain the validity of the Trademarks, not to change the quality of such products without the Majority Lenders' prior and express written consent.

                  9. Nature and Continuation of Agent's Security Interest; Termination of Agent's Security Interest. This Agreement is made for collateral security purposes only. This Agreement shall create a continuing security interest in the Trademarks and Licenses and shall remain in full force and effect until the payment in full of all of the Obligations and termination of the Loan Agreement. Upon payment in full of all of the Obligations and termination of the Loan Agreement, this Agreement shall terminate and upon Borrower's request, Agent shall promptly execute and deliver to the Borrower, at Borrower's expense, all termination statements and other instruments as may be necessary or desirable to evidence the termination of the Agent's security interest in the Trademarks and the Licenses.

                  10. Termination of Liens on Disposed Trademarks or Licenses. If any of the Trademarks or Licenses shall be sold, transferred or otherwise disposed of by the Borrower in a transaction permitted by the Loan Agreement or this Agreement, then the Agent shall execute and deliver to the Borrower all releases or other documents described in Section 14.11(b) of the Loan Agreement affecting such Trademark or License.

                  11. Duties of Borrower. Borrower shall have the duty, to the extent desirable in the normal conduct of Borrower's business, to: (i) prosecute diligently any trademark application or service mark application that is part of the Trademarks pending as of the date hereof or thereafter until the termination of this Agreement, and (ii) make application for trademarks or service marks. Borrower further agrees (i) not to abandon any Trademarks or Licenses, except those Trademarks and Licenses that Borrower has reasonably determined are not economically material to the operation of Borrower's business without the prior written consent of the Majority Lenders and (ii) to use its best efforts to maintain in full force and effect the Trademarks and Licenses, that are or shall be necessary or economically material to the operation of Borrower's business. Any expenses incurred in connection with the foregoing shall be borne by Borrower.

                  12. Agent's Right to Sue. From and after the occurrence and during the continuation of an Event of Default, Agent shall have the right, but shall in no way be obligated, to bring suit in its own name to enforce the Trademarks and Licenses and, if Agent shall commence any such suit, Borrower shall, at the request of Agent or the Majority Lenders, do any and all lawful acts and execute any and all proper documents required by Agent or the Majority Lenders in aid of such enforcement. Borrower shall, upon demand, promptly reimburse Agent for all costs and expenses incurred by Agent in the exercise of its rights under this paragraph 12 (including, without limitation, reasonable fees and expenses of in-house and outside attorneys and paralegals for Agent).

                  13. Waivers. Agent's failure, at any time or times hereafter, to require strict performance by Borrower of any provision of this Agreement shall not waive, affect or diminish any right of Agent thereafter to demand strict compliance and performance therewith nor shall any course of dealing between Borrower and Agent or any Lender have such effect. No single or partial exercise of any right hereunder shall preclude any other or further exercise thereof or the exercise of any other right. None of the undertakings, agreements, warranties, covenants and representations of Borrower contained in this Agreement shall be deemed to have been suspended or waived by Agent unless such suspension or waiver is in writing signed by the Majority Lenders and directed to Borrower specifying such suspension or waiver.

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

                  15. Modification. This Agreement cannot be altered, amended or modified in any way, except as specifically provided in paragraphs 4 and 6 hereof or by a writing signed by the parties hereto.

                  16. Cumulative Remedies; Power of Attorney. From and after the occurrence and during the continuation of an Event of Default under the Loan Agreement, Borrower hereby irrevocably designates, constitutes and appoints Agent (and all Persons designated by Agent in its sole and absolute discretion) as Borrower's true and lawful attorney-in-fact, and authorizes Agent and any of Agent's designees, in Borrower's or Agent's name, from and after the occurrence of an Event of Default, to (i) endorse Borrower's name on all applications, documents, papers and instruments necessary or desirable for Agent in the use of the Trademarks or the Licenses, (ii) subject to the Existing Licenses, assign, pledge, convey or otherwise transfer title in or dispose of the Trademarks or the Licenses to anyone on commercially reasonable terms, (iii) subject to the Existing Licenses, grant or issue any exclusive or nonexclusive license under the Trademarks or, to the extent permitted, under the Licenses, to anyone on commercially reasonable terms, (iv) revise, update, amend, complete, file or record the Assignment of Trademark Registrations and Applications attached as Exhibit A hereto, as Agent may determine to be necessary or desirable to assign or otherwise transfer the trademarks covered by this Agreement to any Person, including, without limitation, Agent and (v) subject to the Existing Licenses, take any other actions with respect to the Trademarks or the Licenses as Agent deems reasonably necessary to protect, preserve or realize upon the Trademarks or Licenses and the Liens thereon. Agent shall take no action pursuant to subparagraphs (i), (ii), (iii), (iv), or (v) of this paragraph 16 without taking like action with respect to the entire goodwill of Borrower's business connected with the use of, and symbolized by, such Trademarks or Licenses. Borrower hereby ratifies all that such attorney shall lawfully do or cause to be done by virtue hereof. This power of attorney is coupled with an interest and shall be irrevocable until all of the Obligations shall have been paid in full and the Loan Agreement shall have been terminated. Borrower acknowledges and agrees that this Agreement is not intended to limit or restrict in any way the rights and remedies of Agent or the Lenders under the Loan Agreement, but rather is intended to facilitate the exercise of such rights and remedies.

                  Agent shall have, in addition to all other rights and remedies given it by the terms of this Agreement, all rights and remedies allowed by law and the rights and remedies of a secured party under the Uniform Commercial Code as enacted in any jurisdiction in which the Trademarks or the Licenses may be located or deemed located. Upon the occurrence and during the continuation of an Event of Default and the election by Agent to exercise any of its remedies under
Section 9-504 or Section 9-505 of the Uniform Commercial Code with respect to the Trademarks and Licenses, Borrower agrees to assign, convey and otherwise transfer title in and to the Trademarks and the Licenses to Agent or any transferee of Agent and to execute and deliver to Agent or any such transferee all such agreements, documents and instruments (in addition to the Assignment of Trademark Registration and Applications attached as Exhibit A hereto executed in connection herewith) as may be necessary, in Agent's determination, to effect such assignment, conveyance and transfer. All of Agent's rights and remedies with respect to the Trademarks and the Licenses, whether established hereby, by the Loan Agreement, by any other agreements or by law, shall be cumulative and may be exercised singularly or concurrently. Notwithstanding anything set forth herein to the contrary, it is hereby expressly agreed that upon the occurrence and during the continuation of an Event of Default, Agent may exercise any of the rights and remedies provided in this Agreement, the Loan Agreement and any other Loan Document.

                  17. Successors and Assigns. This Agreement shall be binding upon Borrower and its successors and assigns, and shall inure to the benefit of Agent and the Lenders and their respective successors and assigns. Borrower's successors and assigns shall include, without limitation, a receiver, trustee or debtor-in-possession to the extent that any of the foregoing are considered to be a successor or assign of all for the Borrower; provided, however, that Borrower shall not voluntarily assign or transfer its rights or obligations hereunder without the prior written consent of all Lenders.

                  18. GOVERNING LAW. THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED AND THE RIGHTS AND DUTIES OF THE PARTIES SHALL BE GOVERNED BY IN ALL RESPECTS IN ACCORDANCE WITH THE INTERNAL LAWS AND DECISIONS OF THE STATE OF NEW YORK.

                  19. Notices. All notices or other communications hereunder shall be given in the manner and to the addresses set forth in the Loan Agreement.

                  20. Agent's Duty. Agent shall not have any duty with respect to the Trademarks or the Licenses. Without limiting the generality of the foregoing, Agent shall not be under any obligation to take any steps necessary to preserve rights in the Trademarks or the Licenses against any other parties, but may do so at its option, and all expenses incurred in connection therewith shall be for the sole account of Borrower and added to the Obligations secured hereby.

                  21. Paragraph Titles. The paragraph titles herein are for convenience of reference only, and shall not affect in any way the interpretation of any of the provisions hereof.

                  22. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

                  23. Further Assurances. Borrower hereby covenants and agrees that it shall execute and deliver such documents and instruments, and hereby authorizes Agent, in its own name or on behalf of Borrower, to execute and deliver such documents and instruments, at Borrower's expense, as Agent deems necessary or proper to give effect to the provisions of this Agreement.

[Balance of page intentionally left blank.]

                  IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the 14th day of September, 1998.


                                FORSTMANN APPAREL, INC.,
                                a New York corporation


                                By: /s/Rodney J. Peckham
                                   -----------------------
                                Name: Rodney J. Peckham
                                Title: EVP & CFO

ATTEST:


By: /s/Linda A. Harvey
    -------------------

                                 Accepted  and  agreed to as
                                 of   the    14th   day   of
                                 September, 1998, by:

                                 BANKAMERICA BUSINESS CREDIT, INC.


                                By: /s/Louis Alexander
                                   -----------------------
                                Name:Louis Alexander
                                Title:VP

STATE OF NEW YORK   )
                    ) SS
COUNTY OF NEW YORK  )


                  The foregoing Trademark Security Agreement was executed and acknowledged before me this 14th day of September, 1998, by Rodney J. Peckham, personally known to me to be the EVP & CFO of Forstmann Apparel, Inc., a New York corporation, on behalf of such corporation.


(SEAL)

                               /s/Katherine E. Tew
                               --------------------
                                  Notary Public
                                  NY County, NY
                               My commission expires:March 30, 2000

                                    EXHIBIT A

           ASSIGNMENT OF TRADEMARK AND SERVICE MARK REGISTRATIONS AND
                                  APPLICATIONS

                  WHEREAS, Forstmann Apparel, Inc. ("Assignor"), a New York corporation with an address at [_________________] has adopted, used and is using certain trademarks and service marks listed on Schedule I annexed hereto and has made applications to use certain trademarks and service marks listed on such Schedule, such Schedule being made a part hereof (the "Marks"), all of which are registered or filed in the United States Patent and Trademark Office.
                  NOW THEREFORE, for good and valuable consideration, the sufficiency and receipt of which is hereby acknowledged, Assignor hereby assigns to all of its right, title and interest in and to
each of the Marks (except for any intent to use applications, and except for any trademark which is the subject of an intent to use application, in each case, filed pursuant to Section 1(b) of the Lanham Act, 15 U.S.C. Section 15017, until Borrower (i) files Amendment to Allege Use or (ii) a Statement of Use under
Sections 1(c) and 1(d) of the Lanham Act with respect to such trademark) together with the goodwill of the business symbolized by the Marks, and their respective federal registrations.


DATED: __________ __,


ATTEST:

--------------------
Name:                                 FORSTMANN APPAREL, INC.



                                       By:
                                      Name:
                                      Title:

                LEASE SURRENDER AGREEMENT
                  AGREEMENT, dated as of August 31, 1998, between 1155 AVAMER REALTY CORP., a New York corporation having an office at 1155 Avenue of the Americas, New York, New York 10036 ("Landlord") and FORSTMANN & COMPANY, INC., a Georgia corporation having an office at 1155 Avenue of the Americas, New York, New York 10036 ("Tenant").
                              W I T N E S S E T H:
          WHEREAS, by that certain Lease dated as of January 31, 1995 (the "Original Lease"), as amended by a First Amendment to Lease, dated as of December 27, 1995 (the Original Lease, as so amended, the "Lease"), Landlord leased to Tenant the entire fourth (4th) floor and a portion of the third (3rd) floor in the building known as 1155 Avenue of the Americas, New York, New York (the "Premises") on the terms and conditions set forth therein; and
                  WHEREAS, Landlord and Tenant simultaneously with the execution of the Lease entered into a Lease Takeover Agreement (the "Lease Takeover Agreement") with respect to Tenant's leased premises at 1185 Avenue of the Americas, New York, New York; and
                  WHEREAS, by that certain Sublease dated as of August 8, 1997 (the "Sublease") Tenant subleased to D.E. Shaw & Co., L.P., as sublessee ("Sublessee"), a portion of the Premises located on the third (3rd) floor (the "Sublet Space");
                  WHEREAS, the Sublease has been cancelled and terminated, such cancellation having been effected by a certain agreement by and between Tenant and Sublessee (the "Sublease

Surrender Agreement"), dated as of even date herewith under which the Sublessee has surrendered all right title and interest in and to the Sublease and the Sublet Space, and has executed such documents as are necessary to allow Tenant to prosecute a holdover proceeding against Sublessee, and to stay the delivery to Tenant of possession of the Sublet Space until March 31, 1999 (such Sublease Surrender Agreement, including the exhibits thereto, being hereafter referred to collectively as the "Sublease Surrender Documents");
                  WHEREAS, Landlord and Tenant mutually desire to cancel and terminate the Lease as of December 31, 1998 or (if Tenant gives written notice thereof to Landlord no later than December 1, 1998) January 31, 1999 (the "Cancellation Date"), subject to the terms and conditions hereinafter set forth.
                  NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto hereby covenant and agree as follows:
                  1. Capitalized terms used, but not defined, herein shall have the meanings ascribed to them in the Lease.
                  2.       (a)      Effective as of the Cancellation Date,
Landlord shall assume all of Tenant's obligations under the
Sublease and Tenant hereby assigns to Landlord, effective as of such Date, all of Tenant's right, title and interest in and to the Sublease, the Sublease Surrender Agreement referenced above, along with all of Tenant's right, title and interest in and to the Sublet Surrender Documents and any rights of the Tenant thereunder, including, without limitation, the right to prosecute a holdover proceeding in accordance with the terms of the Sublease Surrender Documents. The parties acknowledge that no further documentation is necessary or required to effectuate the assignment and assumption described in the preceding sentence.
                                            (b)    In part consideration of
Landlord's assumption of Tenant's obligations under the Sublease and the Sublease Surrender Documents pursuant to Section 2(a), Tenant shall, simultaneously with the execution of this Agreement, deliver the sum of $112,500 to Landlord's attorneys to be held in escrow until Landlord receives the consent of its mortgagee to this Agreement as contemplated by Section 11(h) below. In the event that Landlord receives such consent and has given written notice thereof to Tenant (together with a copy of mortgagee's consent), Landlord's attorneys shall release the sum of $112,500 to Landlord on the later of (i) September 30, 1998 or (ii) that date which is five (5) business days after Tenant receives such written notice from Landlord or Landlord's designee. In the event, however, that Landlord shall not receive its mortgagee's consent to this Agreement within the Mortgagee
Consent Period (as hereafter defined) and this Agreement is cancelled by either Landlord or Tenant pursuant to Section 11(h) below, Landlord's attorneys shall return the $112,500 to Tenant. Landlord shall hold harmless and indemnify Tenant from and against any and all cost, expense (including reasonable attorneys'
fees) or liability with respect to any and all claims of Sublessee arising out of, or in connection with, (i) the Sublease which relate to any time on or after the Cancellation Date, and (ii) the Sublease Surrender Documents whether such claims arise prior to, on or after the Cancellation Date. Unless Landlord and Sublessee otherwise agree, Landlord shall pay to Sublessee, on behalf of Tenant, $100,000 in part consideration for Sublessee's surrender of the Sublet Space on or before March 31, 1999, provided Sublessee vacates the Sublet Space on or before that date and has paid all rent and additional rent due and owing to Landlord through that date in accordance with the Sublease Surrender Documents.
                  3. Effective as of the Cancellation Date, Tenant does hereby surrender to Landlord all of its right, title and interest in and to the Lease and the Premises, together with all non-moveable fixtures, improvements, installations and appurtenances therein which are required to be surrendered to Landlord in accordance with the Lease, except as hereinafter provided. As of the Cancellation Date the Lease shall be canceled and terminated and neither party shall have any further rights or obligations thereunder or with respect to the Premises, except as provided herein.
                  4. On or before the Cancellation Date, Tenant shall vacate the Premises and surrender the same to Landlord in vacant, broom clean condition, free of all tenancies and occupancies (except for the Sublease or the occupancy of the Sublessee thereunder), in accordance with the provisions of the Lease applicable upon the expiration of the term thereof, together with all keys to the Premises; provided, however, that Tenant need not remove any alterations currently installed in the Premises, except as expressly provided in paragraph 6 below.
                  5. If Tenant fails to so vacate the Premises and deliver possession thereof (subject to the Sublease and the Sublease Surrender Documents) to Landlord on or before the Cancellation Date as provided above, then the Lease shall nevertheless automatically terminate on the Cancellation Date and Landlord may take all steps necessary under the Lease or by law to obtain possession of the Premises. Tenant hereby waives service of any notice required under the Lease or by law and the service of a notice of petition and petition, and Tenant hereby consents to the entry of an immediate and final judgment of possession in favor of Landlord against Tenant in the appropriate Court or other forum with the issuance and execution of the warrant forthwith and agrees not to seek a stay of, nor appeal, any such judgment, issuance or execution.
                  6. Should Tenant fail or refuse to vacate and deliver to Landlord the Premises (subject to the Sublease and the Sublease Surrender Documents) on the Cancellation Date, because Landlord's damages shall be difficult to ascertain under such circumstances and because immediate delivery of possession of the Premises (subject to the Sublease and the Sublease Surrender Documents) on such date is of the essence of this Agreement to Landlord, Landlord, in addition to having the right to institute and maintain summary proceedings or any other action or proceeding available under the Lease or this Agreement, or at law or in equity, shall have the right to collect from Tenant, as and for liquidated damages, one and one-half (1.5) times for the first 30 days after the Cancellation Date, and two (2) times after such first thirty (30) days, the amounts which Tenant would have otherwise paid as annual rent and additional rent (computed on a daily basis based on a 365 day year) for each and every day, or part thereof, that Tenant remains in possession of the Premises after the Cancellation Date. The foregoing shall not in any way permit, or be deemed to authorize, Tenant to remain in possession of the Premises after the Cancellation Date.
                  7. Tenant shall on or before the Cancellation Date (i) remove all of its moveable furniture, furnishings, trade fixtures and equipment ("Tenant's Property") from the Premises, and (ii) remove all internal staircases from the Premises, and in connection therewith, restore the floor slabs to their condition immediately prior to the installation of such staircases (including the reinstallation of any previously removed portions of the floor slab), and shall repair any damage to the Premises and the Building caused by the foregoing; provided, however, that Tenant may leave the internal staircases in the Premises and not restore the floor slabs, in which event, Tenant shall pay $7,500 to Landlord on December 1, 1998. In the event that Tenant shall not have fully performed its obligations set forth above on or before the Cancellation Date, Landlord may without notice after the Cancellation Date perform such obligations and dispose of Tenant's Property as Landlord sees fit, all without the incurrence of any liability to Tenant. If Landlord makes any expenditures or incurs any obligations for the payment of money in connection with the foregoing, including, but not limited to, attorney's fees in instituting, prosecuting or defending any action or proceeding, such reasonable sums paid or reasonable obligations incurred shall be paid by Tenant to Landlord within five
(5) days of rendition of any bill or statement reasonably satisfactory to Tenant and evidencing the expenditure or obligation made or incurred by Landlord.

                  8. All rent and additional rent payable under the Lease shall be apportioned as of the Cancellation Date. If the amount of any such additional rent, due or prepaid, under the Lease cannot be determined as of the Cancellation Date, Tenant shall remain liable for the payment of any such additional rent attributable to the period prior to the Cancellation Date and through and including the Cancellation Date and Landlord shall refund to Tenant any such additional rent prepaid by Tenant which is attributable to a period after the Cancellation Date.
                  9. Simultaneously with the execution and delivery of this Agreement, Landlord and Tenant shall execute a Stipu lation of Dismissal in the form annexed hereto as Exhibit A dis missing with prejudice and without costs to either party the ad versary proceeding Forstmann & Company, Inc. v. 1155 Avamer Realty Corp., Adv. Pro. No. 97-9206A, pending in the United States Bankruptcy Court for the Southern District of New York. The stipulation will be placed in escrow with Landlord's attorneys. If Landlord receives the consent of its mortgagee to this Agreement as contemplated by Section 11(h) below, and Landlord gives written notice thereof to Tenant (together with a copy of mortgagee's consent), the Stipulation of Dismissal shall be released to Landlord. In the event, however, that Landlord shall not receive its mortgagee's consent to this Agreement within the Mortgagee Consent Period and this Agreement is cancel led by either Landlord or Tenant pursuant to Section 11(h) below,

Landlord's attorneys shall return the Stipulation of Dismissal to Tenant.
                  10. As a material inducement to Landlord to enter into this Agreement, Tenant hereby waives any and all existing and future claims against Landlord arising out of, or in connection with, the Lease Takeover Agreement, as well as any and all existing and future claims under the Lease with respect to the Work Allowance payable by Landlord to Tenant under the Lease. In addition, Tenant shall hold harmless and indemnify Landlord from and against any and all cost, expense (including attorneys' fees) or liability with respect to any and all claims of any current or prior owner of the building known as 1185 Avenue of the Americas arising out of, or in connection with, the Lease Takeover
Agreement, except for any such claim arising out of or in connection with negotiations or other discussions or communications between Landlord and the 1185 Landlord on or after September 22, 1995 to which Tenant was not a party. Landlord agrees that it will not disclose the provisions of this Section 10 to the 1185 Landlord or have any further negotiations or other communications with the 1185 Landlord regarding the Lease Takeover Agreement without the prior consent of Tenant.
                  11. Tenant hereby represents, warrants and covenants that on the date of execution and delivery hereof:
                             (a) Tenant owns the Lease and has the full corporate right and power to enter into this Agreement;
                             (b) Tenant has not taken any action which shall, in
                  any manner, impair the rights, title and interest of Landlord in and to the Premises except for the Sublease and the Sublease Surrender Documents;
                             (c) Except for the Sublease and the Sublease Surrender Documents, Tenant has not encumbered the Lease, the Premises or any of the fixtures, improvements, installations and appurtenances in and to the Premises by any prior transfer, assignment, mortgage, pledge or lien and it has not taken any action which could limit its right to cancel and terminate the Lease and surrender the Premises as provided herein;
                             (d) no one,  other than Tenant and  Sublessee,  has
                  acquired,  through  or  under  Tenant,  any  right,  title  or interest in or to the Lease or the term or estate thereby granted or in or to the Premises.
                             (e) Tenant is duly incorporated in the State of Georgia and authorized to do business in the State of New York; and the person executing this Agreement on behalf of Tenant is an officer of Tenant, and such officer was duly authorized to sign and execute this Agreement.
                             (f) Tenant  does not  require  the  approval of the
                  United States Bankruptcy Court for the Southern District of New York with respect to its bankruptcy, Case No. 95 B 44190
                  (JLG), to enter into this Agreement or to pay any consideration under this Agreement. The foregoing representations and warranties shall be true and complete as of the Cancellation Date as a condition precedent to the performance of Landlord's obligations hereunder.
                  Landlord hereby represents, warrants and covenants that on the date of execution and delivery thereof:
                             (g) Landlord owns the Premises and has the full corporate right and power to enter into this Agreement
                             (h) Landlord will seek the consent of its mortgagee
                  to enter into the Agreement, and if Landlord is unable to obtain such consent within thirty (30) days from the date hereof (such thirty (30) day period being the "Mortgagee Consent Period"), either Landlord or Tenant may cancel this Agreement.
                             (i) Landlord is duly incorporated and authorized to
                  do business in the State of New York; and the person executing this Agreement on behalf of Landlord is an officer of
                  Landlord, and such officer was duly authorized to sign and execute this Agreement. The foregoing representations and warranties shall be true and complete as of the Cancellation Date as a condition precedent to the performance of Tenant's obligations hereunder.
                  12.   Landlord   hereby   accepts  said   surrender,   and  in
consideration of said surrender by Tenant and of the acceptance thereof by Landlord, and provided Tenant so vacates and delivers possession of the Premises (subject to the Sublease and the Sublease Surrender Documents) to Landlord as provided herein, and otherwise complies with all the terms of this Agreement, Tenant and Landlord do hereby mutually release each other, and their respective successors and assigns, of and from all claims, demands, actions and causes of action of every kind and nature whatsoever arising out of the Lease, except that nothing herein contained shall be deemed to constitute a release or discharge of Tenant with respect to (i) third party claims with respect to the Lease or the Premises (including without limitation any claims by Sublessee relating to any time prior to the Cancellation Date), (ii) any obligation or liability incurred under the Lease which remains outstanding and unsatisfied on the Cancellation Date, including, but not limited to, any rents, additional rents, escalation and other charges then due or thereafter becoming due under the Lease for any period up to and including the Cancellation Date and (iii) any obligation or liability under this Agreement.
                  13. Tenant represents, covenants and warrants that it has had no dealings or communications with any broker or agent in connection with this Agreement other than Cushman & Wakefield, Inc. (the "Broker"), and Tenant further covenants and agrees to pay all commissions and other compensation, if any, payable to the Broker in connection herewith. Tenant shall indemnify Landlord and hold Landlord harmless from and against any and all cost, expense (including attorneys' fees) or liability for any compensation, commissions or charges claimed by any broker or agent engaged by Tenant (including without limitation  the  Broker)  with  respect  to this  Agreement  or the  negotiation thereof.
                  14. Landlord represents, covenants and warrants that it has had no dealings or communications with any broker or agent in connection with this Agreement other than the Broker, and Landlord further covenants and agrees to pay all commissions and other compensation, if any, payable to any broker whom Landlord engaged in connection herewith other than the Broker. Landlord shall indemnify Tenant and hold Tenant harmless and against any and all cost, expense (including attorneys' fees) or liability for any compensation, commissions or charges claimed by any broker or agent engaged by Landlord (other than the Broker) with respect to this Agreement or the negotiation thereof.
                  15. Provided that Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this Agreement, the Security Deposit currently held by Landlord shall be returned to Tenant on the Cancellation Date and surrender of entire possession of the Premises to Landlord in accordance with the terms of this Agreement.
                  16. The representations, warranties and covenants contained in this Agreement shall survive and inure to the benefit of and be binding upon Landlord and Tenant and their respective successors and assigns.
                  17. Any notices, demands or instructions which Landlord or Tenant may be required or permitted to give under this Agreement shall be in writing addressed as follows:
                  If to Landlord:

                            1155 AVAMER Realty Corp.
                           1133 Avenue of the Americas
                            New York, New York 10036
                           Attn: Mr. Douglas D. Durst

                  With a copy sent by facsimile to:

                             Richards & O'Neil, LLP
                                885 Third Avenue
                            New York, New York 10022
                          Attn: Robert M. Safron, Esq.
                             Fax No. (212) 750-9022

                  If to Tenant:

                            Forstmann & Company, Inc.
                           1155 Avenue of the Americas
                            New York, New York 10036
                                      Attn:

                  With a copy sent by facsimile to:

                              Debevoise & Plimpton
                                875 Third Avenue
                            New York, New York 10022
                         Attn: George E.B. Maguire, Esq.
                             Fax no. (212) 909-6836

Such notice, demand or instructions, shall be deemed sufficiently or properly given if: (a) addressed to Landlord or Tenant as specified above and delivered to Landlord or Tenant at their above respective offices; and (b) sent by fax on that same day to the receiving party's attorneys at the facsimile number set forth above. The time of the giving of such a notice, demand or instructions shall be deemed to be the time when the same is so delivered to Landlord or Tenant, whichever the case may be.
                  18. Tenant shall pay any and all real estate transfer taxes of any kind or nature whatsoever arising in connection with the execution and delivery of this Agreement and/or the acceptance hereof by Landlord. Landlord agrees to cooperate with Tenant in connection with the filing of any returns with respect to such taxes and to notify Tenant promptly upon receipt of any notice of demand with respect to such taxes.
                  19. All prior agreements and understandings between the parties hereto are merged herein and this Agreement shall not be modified or terminated orally.
                  20. This Agreement shall be deemed made in and governed by the laws of the State of New York.
                  21. Notwithstanding anything herein to the contrary, this Agreement is submitted to Tenant on the understanding that it shall not be considered an offer and shall not bind Landlord in any way until (i) Tenant has duly executed and delivered duplicate originals to Landlord and (ii) Landlord has executed and unconditionally delivered one of said originals to Tenant and the mortgagee (if required) and lessor of the Over Lease (if required) shall consent thereto in writing.
                  22. This Agreement may not be modified orally but only by a writing signed by the party against whom enforcement thereof is sought. Waivers of any terms or conditions of this Agreement must be in writing, signed by the party against whom such waiver is sought to be enforced. No waiver by either party of any breach hereunder shall be deemed a waiver of any other or subsequent breach.
                  IN WITNESS WHEREOF, Landlord and Tenant have executed this Agreement as of the day and year first above written.

1155 AVAMER REALTY CORP.




By:/s/Douglas Durst
   ---------------------
   Name: Douglas Durst
   Title: President


FORSTMANN & COMPANY, INC.



By: /s/ Rodney J. Peckham
   ------------------------
   Name: Rodney J. Peckham
   Title: EVP & CFO

AGREED AND ACCEPTED (as to the provisions of Articles 2 and 9):

RICHARDS & O'NEIL, LLP



By:/s/ Robert M. Safron
   ---------------------
   Partner:

                                                     EXHIBIT A

UNITED STATES BANKRUPTCY COURT
SOUTHERN DISTRICT OF NEW YORK
-----------------------------------X
In re:                             :
FORSTMANN & COMPANY, INC.,         :
                                   :
Debtor.                            :         Chapter 11
                                   :         Case No. 95 B 44190 (JLG)
-----------------------------------X
FORSTMANN & COMPANY, INC.,         :
                                   :
Plaintiff,                         :         Adv. Pro. No. 97-9206A
                                   :         STIPULATION OF DISMISSAL
- against -                        :
                                   :
1155 AVAMER REALTY CORP.,          :
                                   :
Defendant.                         :
-----------------------------------X
                  It is hereby stipulated and agreed that the within adversary proceeding be, and it hereby is, dismissed with prejudice and without costs to either party.
Dated:            New York, New York
                  July __, 1998

DEBEVOISE & PLIMPTON                       RICHARDS & O'NEIL, LLP

By:___________________________             By:________________________
   George E. B. Maguire (GM3218)              Edward M. Fox (EF1619)
Attorneys for Plaintiff                    Attorneys for Defendant
Forstmann & Company, Inc.                  1155 Avamer Realty
875 Third Avenue                           885 Third Avenue
New York, New York 10022                   New York, New York 10022-4873
(212) 909-6000                               (212) 207-1200

SO ORDERED:

-------------------------------
U.S.B.J.




                                                                      Exhibit 15
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Forstmann & Company, Inc.:

We have reviewed the accompanying consolidated condensed financial statements of Forstmann & Company, Inc. (the "Company") for the following periods:


                         Period(s) Covered
Financial Statements     Reorganized Company              Predecessor Company
--------------------     -------------------              -------------------
Consolidated Condensed   August 2, 1998
Balance Sheet

Consolidated Condensed   Thirteen and  Thirty-Nine        Period  from
Statement of Operations  Weeks Ended August 2, 1998       November 4, 1996 to
                         and period from July 23, 1997    July 22, 1997 and
                         to August 3, 1997                period from July 22,
                                                          1997 and May 4, 1997
                                                          to July 22, 1997

Consolidated Condensed   Thirty-Nine  Weeks  Ended        Period  from
Statement of Cash Flows  August 2, 1998 and period        November 4, 1996 to
                         from July 23, 1997               July 22, 1997
                         to August 3, 1997

Consolidated Condensed   Thirty-Nine Weeks Ended
Statement of Changes in  August 2, 1998
Shareholders' Equity

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with generally accepted accounting principles.


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


Deloitte & Touche LLP
Atlanta, Georgia
September 4, 1998 (September 14, 1998 as to Note 8)