Form 10-K
period 1998-11-01
FORSTMANN & CO INC
filed 1999-02-16
CIK 798246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 1, 1998
                                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-9474
                                                 ------
                            FORSTMANN & COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         GEORGIA                                        58-1651326
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

   498 Seventh Avenue, New York, N.Y.                         10018
----------------------------------------                   ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the common stock held by non-affiliates of the registrant as of February 10, 1999 was $2,000,809, based on the trading price in the over-the-counter market on such date.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes (X)      No

As of February 11, 1999 there was 4,391,458 shares of Common Stock outstanding.


Total Number of Pages: 256
Exhibit Index starts on sequentially numbered page 115.

Item 1.  BUSINESS

GENERAL

         Forstmann & Company, Inc., a Georgia corporation (the "Company"), is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard and gaming tables, sports caps and school uniforms. The apparel industry represents the majority of the Company's customers for its fabrics. The Company manufactures fabrics produced from 100% wool, wool blends and blends of other natural and man-made fibers. The Company believes that it is the largest manufacturer of domestically produced woolen fabrics. Through its wholly-owned subsidiary, Forstmann Apparel, Inc. ("FAI"), the Company designs and markets women's suits primarily under the "Oleg Cassini" label. The Company contracts the manufacturing of women's suits through manufacturers based in the Caribbean and sources complete apparel packages internationally.

         During the Company's 1998 fiscal year (the fifty-two week period from November 3, 1997 through November 1, 1998) ("Fiscal Year 1998"), women's wear and outerwear fabrics accounted for approximately 64.0% of revenues and men's wear fabrics accounted for approximately 19.6% of revenues. During the Company's 1997 fiscal year (the fifty-two week period from November 4, 1996 through November 2, 1997) ("Fiscal Year 1997"), women's wear and outerwear fabrics accounted for approximately 67.8% of revenues and men's wear fabrics accounted for approximately 19.9% of revenues. During the Company's 1996 fiscal year (the fifty-three week period from October 30, 1995 through November 3, 1996) ("Fiscal Year 1996"), women's wear and outerwear fabrics accounted for approximately 66.8% of revenues and men's wear fabrics accounted for approximately 19.1% of revenues. Specialty fabrics, including government and other, and FAI sales (see "Business Acquisition" below) accounted for remaining revenues during each year.

         Although Forstmann was incorporated in December 1985, its predecessors have been in business for over 100 years. The Company is the successor to the business of the Woolen and Worsted Fabrics Division of J.P. Stevens & Co., Inc., the assets of which the Company acquired in February 1986.

         The principal executive offices of the Company are located at 498 Seventh Avenue, New York, New York 10018, and its telephone number is (212) 642-6900.

BUSINESS ACQUISITION

         The Company formed FAI in May 1998 to acquire the business and substantially all of the assets of Arenzano Trading Co., Inc. ("Arenzano"). Arenzano had instituted voluntary bankruptcy proceedings in April 1998. FAI's purchase was made pursuant to an order signed by United States Bankruptcy Judge Burton R. Lifland, dated May 8, 1998, in the cases entitled, In re Arenzano Trading Company, Inc. and In re B&B Corporation, Case Nos. 98 B 42508 and 98 B 42520 (BRL). The transaction was completed on May 13, 1998 at a purchase price of $2.0 million and FAI assumed the obligation to pay future minimum royalties related to a licensing agreement. The purpose of the transaction was to permit the Company to expand its fabrics business into the apparel business.

         The acquisition of Arenzano was accounted for using the purchase method of accounting. The purchase price paid for Arenzano was assigned $0.9 million to tangible assets and the remainder to intangible assets. The Company subsequently wrote off the intangible assets, as such costs are not expected to be recovered by future operations, and accrued the remaining future minimum royalty obligation assumed. The Company's results of operations for Fiscal Year 1998 include the results of operations of FAI for the period May 13, 1998 to November 1, 1998.

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

         Pursuant to the Plan of Reorganization, all general unsecured claims against the Company were converted into 100% of the common stock of the reorganized Company based on a ratio of 50 shares per each $1,000 of allowed unsecured claim. Secured claims against the Company aggregating approximately $60.1 million were either refinanced, reinstated or restructured as more fully described in Note 9 to the Financial Statements contained in Item 8 of this Annual Report (the "Financial Statements"). In addition, pursuant to the Plan of Reorganization, as of the Effective Date:

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

BUSINESS

Markets and Products. The Company fulfills many of the diverse fabric needs of leading men's, women's and outerwear apparel makers by offering a collection of 100% wool, wool-blend, synthetic and synthetic-blend fabrics, as well as fabrics blended with natural fibers such as wool, linen and silk. These fabrics are offered in a wide variety of styles, colors, weaves and weights which can be used in tailored clothing, sportswear, coats for men and women, as well as for specialty applications. The Company introduces new collections throughout the year to ensure that its customers are frequently presented the latest fabric offerings and to accommodate seasonal retail cycles.

         Women's Apparel Fabrics. The Company designs, markets and manufactures woolen and worsted fabrics for women's apparel in the moderate, better and bridge price ranges, primarily for sportswear, suits and dresses. Forstmann is also a significant supplier of fabrics for women's and men's woolen coats, providing fabric for most major domestic women's outerwear manufacturers.
Outerwear fabrics include piece dyed solids, stock dyed mixtures and novelty weaves. Forstmann offers a spring/summer, fall/winter and holiday fabric collection for women's apparel with each one varying in terms of fabric composition, weight, color palette and styling to fit the appropriate season. The fall/winter collection includes traditional fabrics such as 100% wool, flannels, luster and matte, meltons and velours and 100% worsted crepes, tricotines and twills. It also includes more fashionable fabrics made with silk, mohair, alpaca, cashmere, polyester, viscose and other synthetic and natural fibers.

         The spring/summer and holiday collections are generally lighter in weight and texture. As U.S. consumer habits demand, there is a greater emphasis on non-wool or "wool-poor" products in these collections. The spring/summer and holiday collections include a number of 100% worsted viscose and viscose-blend fabrics, as well as a variety of combinations of fibers such as linen, silk and polyester. Forstmann also offers a collection of lightweight worsted wool fabrics, some of which are suitable for year-round wear and contain Lycra (R) brand spandex* or other synthetic or natural fibers.

         With three distinct collections, Forstmann is seeking to serve its women's wear customers all year long. The women's apparel fabrics group accounted for approximately 64.0% of total revenue in Fiscal Year 1998, 67.8% of total revenue in Fiscal Year 1997 and 66.8% of total revenue in Fiscal Year 1996.


-------------------------------
* Lycra (R) brand spandex is a registered trademark of E.I. Dupont de Nemours & Company, Inc.

         Men's Apparel Fabrics. The Company designs, markets and manufactures fabrics in the moderate and better price ranges for men's apparel. The men's wear group presents a fall/winter and spring/summer collection for two general apparel categories: sportswear (woolen sportcoats, trousers) and tailored clothing (worsted suits, formal wear, blazers). The product ranges include traditional fabrics such as tropicals, gabardines and flannels in wool and wool blends, as well as fabrics made with man-made fibers such as viscose and polyester and natural fibers such as linen, camel hair, lambswool and silk. Through market-specific product styling and composition, the Company is able to serve emerging apparel categories such as suit separates and "casual dress" sportswear as well as its traditional base of tailored clothing and sportswear. Men's wear accounted for approximately 19.6% of total revenue in Fiscal Year 1998, 19.9% of total revenue in Fiscal Year 1997 and 19.1% of total revenue in Fiscal Year 1996.

         Specialty and Government Fabrics. The Company produces specialty fabrics for a wide variety of end uses, including billiard and gaming tables, sports caps and school uniforms. The Company is a leading domestic billiard table fabric manufacturer, selling directly to manufacturers and through distributors. Forstmann is the primary supplier of wool fabric used in production of official major league baseball caps.

         The Company also sells a limited quantity of fabric to the U.S. government for a variety of military apparel uses. These fabrics are designed to meet stringent requirements for tailoring, comfort and durability. The Company's sales to the government are generally in the form of long-term contracts for high-volume, lower-margin goods. Therefore, the Company bids opportunistically on contracts that will balance its manufacturing capacity during off-peak periods. The actual awarding of government contracts can be a long-term process with legislative approval of funding sometimes required. During Fiscal Year 1998, the Company was awarded $4.0 million in government contracts and, at November 1, 1998, $2.5 million in orders were open and unfilled. Specialty and government sales accounted for approximately 12.7% of total revenue in Fiscal Year 1998, 10.5% of total revenue in Fiscal Year 1997 and 10.2% of total revenue in Fiscal Year 1996.

         Women's Suits. Through FAI, the Company designs and markets women's suits primarily under the "Oleg Cassini" label. During Fiscal Year 1998, women's suits accounted for approximately 3.1% of total revenue.

         Discontinued Product Lines. During Fiscal Year 1996, the Company discontinued its civilian uniform, converted fabrics and Carpini fabrics product lines. Sales from the Company's discontinued product lines, civilian uniform fabrics, converted fabrics and Carpini fabrics, accounted for approximately 1.0% of total revenue in Fiscal Year 1998, 1.9% of total revenue in Fiscal Year 1997 and 3.9% of total revenue in Fiscal Year 1996. All three discontinued product lines were unprofitable in each of these fiscal years.

         Additionally, in connection with the 1998 Restructuring and the 1999 Realignment (each as defined and discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations"), the Company is exiting a portion of its men's wear worsted business as well as its U.S. government worsted top-dyed business. During Fiscal Year 1998, the discontinued men's wear worsted business accounted for approximately 9.1% of total revenue and the U.S. government worsted top-dyed business accounted for approximately 2.5% of total revenue. Accordingly, based on the described discontinued product lines and prevailing market conditions, the Company expects fabric sales revenues in its 1999 fiscal year (the 52-week period from November 2, 1998 through October 31, 1999 ("Fiscal Year 1999")) to be approximately 24% lower than in Fiscal Year 1998. The 1998 Restructuring and the 1999 Realignment are intended to align the Company's costs during Fiscal Year 1999 with the significant decline in sales experienced in Fiscal Year 1998 and anticipated in Fiscal Year 1999.

Styling, Merchandising and Marketing. The Company's styling, merchandising and marketing functions are integrated and include the conceptualization (styling and merchandising) and the sales (marketing) of the product line. These functions are directed from its New York offices and are organized around the Company's four customer-end use divisions: women's apparel fabrics, men's apparel fabrics, specialty and government fabrics, and women's suits. The primary sales force is based in New York, with a sales representative in Dallas. The Company also retains sales agents in Canada, Germany and California.

Product Development. Over the course of each fiscal year, approximately 30% of products offered by the Company are new introductions. The ultimate accountability for the successful, cost-effective development of new products is firmly placed with the senior manager of each of the Company's customer-end use divisions. In addition, the Company has established a protocol for new product development that requires analysis of such factors as research and development costs, potential margin contribution, and market potential prior to adopting a new product. The Company's objective is to cultivate innovative product development that utilizes the Company's resources and maximizes its manufacturing capabilities, while addressing the ever changing requirements of its targeted markets.

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

         For the production of woolen fabrics, the Company purchases scoured (degreased) wool which consists of the shorter fiber taken from the sheep. When spun into yarn, woolen yarns generally tend to have a "bulky" appearance due to the length of the fiber. Woolen fabrics are used in garments such as flannel blazers, outerwear (coats) and sports coats. Woolen fabrics can be produced piece-dyed (solid color) or as fancies (patterned). In piece dyeing, the fabric is dyed after it is woven. In fancies, the raw wool is dyed or yarn is dyed and then woven into the desired pattern. Finishing of woolen fabrics is the critical value added step in the manufacturing process. It is finishing that gives the woolen fabric its "hand" (feel) and appearance.

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

         The curtailment of certain of the Company's Milledgeville operations as part of the 1999 Realignment will result in the Company becoming dependent on outside sources for some of its worsted yarn needs and all of its top dyed worsted needs.

Capital Investment Program. Capital expenditures during Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996 were limited to maintaining the Company's facilities, emergency replacements and the relocation of certain wool blending machinery and equipment from the Company's previously owned Tifton facility to its Dublin facility. During Fiscal Year 1998 and Fiscal Year 1997, the Company invested $4.2 million and $1.9 million, respectively, in property, plant and equipment and $1.0 million and $0.4 million, respectively, in the development and implementation of certain computer information systems. The Company expects to spend less than $5.0 million in capital-related expenditures (including costs associated with the development and implementation of computer information systems) during Fiscal Year 1999.

Raw Materials. The Company's raw material costs constituted approximately 40% of its cost of goods manufactured during Fiscal Year 1998. The primary raw material used by the Company is wool. As a result, the Company's costs are dependent on its ability to manage its wool inventory and control its wool costs.
Approximately three-quarters of the Company's wool is imported from Australia and substantially all of the balance is purchased in the United States. The Company purchases its wool from both brokers and processors and is not dependent on a single supply source. The Company's foreign wool purchases are denominated in U.S. dollars and the Company generally does not incur any currency exchange risk. However, future changes in the exchange rates between United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. The Company does not have adequate alternative sources of wool if the existing wool suppliers are unable to supply wool to the Company.

         Based on the Company's forward purchase commitments, the Company expects its wool costs to be a weighted average of 20% lower during Fiscal Year 1999 as compared to Fiscal Year 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", below, for a discussion of the effects of changes in wool prices and the impact of fluctuations in the exchange rate between the U.S. and Australian dollars.

Customers. The Company has more than 400 active customers. During Fiscal Year 1998, one of the Company's customers accounted for approximately 20% of the Company's revenues. No other customer of the Company accounted for 10% or more of the Company's revenues in Fiscal Year 1998.

         Substantially all of the Company's customers are located within the United States. During each of Fiscal Years 1998, 1997 and 1996, less than two percent of the Company's revenues were derived from exports.

Backlog. The Company's fabric sales order backlog at January 31, 1999 was $34.8 million, a decrease of $15.6 million from the comparable period one year ago. Excluding government and men's worsted orders, which have historically yielded lower gross profit margins, the backlog at January 31, 1999 was $33.5 million or $10.7 million lower than the comparable period one year ago. The decrease in the backlog, excluding government and men's worsted orders, is primarily attributable to a decrease in coating and men's woolen fabric orders, as well as a decline in women's woolen and worsted fabric orders, slightly offset by an increase in specialty fabric orders. The decrease in coating fabric orders is primarily due to the unseasonably warm winter experienced throughout much of the U.S. in 1997-1998. As a result, initial coating fabric orders have been delayed by retailers, which has delayed orders from apparel manufacturers. Changes in fashion trends, coupled with increased imports pressures have resulted in a decline in demand for the Company's men's woolen fabrics. The decline in the backlog of sales orders for women's fabrics is twofold. First, an over capacity of woolen flannel manufacturing coupled with excessive women's wool flannel apparel inventory at retail has lead to a decline in demand for the Company's women's wool flannel fabrics. Second, the reduction in the Company's worsted fabrics manufacturing capacity has caused the Company to limit somewhat its women's worsted product offerings. The increase in specialty sales orders is attributable to an increase in orders for fabrics used in baseball caps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

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

Competition. The textile business in the United States is highly competitive and the Company competes with many other textile companies. However, due to the capital intensive nature of wool fabric production, there are a limited number of domestic textile mills that produce woolen and worsted fabrics. The Company believes that it is the largest domestic manufacturer of woolen fabrics. The Company's principal competitors in the sale of woolen fabrics are Warshaw Woolen Associates, Inc., Carleton Woolen Mills, Inc. and Novalan S.A. De C.V. Its principal competitors in the sale of worsted fabrics are Burlington Industries Equity, Inc., Clyne and Tinker, Inc. and The Worcestor Company, Inc.

         Almost all of the fabrics the Company produces for apparel are consumed in the United States, although the finished garments are increasingly cut and sewn in other countries. For several years, the Company has faced increasing competition, particularly foreign, in virtually all segments of its business. This trend has increased with the economic downturn experienced in Asia and is expected to continue as tariffs are reduced. Competition is increasing from global woolen and worsted textile manufacturers as well as from imports of finished goods.

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

         U.S. Department of Commerce statistics indicate that there was an 8% annual increase in the import of chiefly wool suit type coats for both men and boys from November 1997 to November 1998. The increase in this category can be attributed to the world wide increase of production coupled with the downturn of the economies in Asia. For the same period, there was an 8% annual decrease in the import of womens and girls chiefly wool coats. Additionally, there was an annual decrease of 5% for womens and girls suits of chiefly wool from November 1997 to November 1998. The decrease in womens wool suits and coats can be attributed to lower demand from consumers for wool garments in general, milder winter weather for the last few years, and a glut of production capacity both domestically and internationally.

         NAFTA, which became effective in 1994, has resulted in an increasing percentage of garments for sale in the United States, Canada and Mexico being manufactured in Canada or Mexico, taking market share from the Far East. In order for such garments to qualify for duty-free treatment into the United States and Canada, the fabric has to be sourced from the United States, Canada or Mexico. Historically, there has been limited capacity for wool production and garment assembly in Mexico and Canada. Under NAFTA, a Canadian manufacturer is permitted to export high volumes of men's suits into the United States. This activity has had little effect on the Company's overall business since the portion of the Company's business represented by men's suiting fabrics is relatively small. However, in Mexico, certain competitors have added capacity for woolen and worsted fabric production and garment packaging. This development poses greater competitive challenges for the Company as, currently, Mexico benefits from lower labor rates, lower wool tariffs and much less stringent environmental regulations.

         The Carribean Basin Initiative trade agreement provides reduced duties under the "807" provision. The General Agreement on Trade and Tariffs ("GATT"), reduces tariffs on wool fabric from about 33% to 25% over the next seven years. In exchange for the tariff reduction, market access for products manufactured in the United States to countries that are parties to GATT is improved.

Trademarks. The Company owns the Forstmann (R) name, which it uses as a trade name, as a trademark in connection with various merchandise, and as a service mark in the United States. The Forstmann name is also registered in various countries, including Austria, Australia, the Benelux countries, Canada, China, Denmark, France, Germany, Hong Kong, Indonesia, Ireland, Italy, Japan, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom, under International Class 24. The Company believes that no individual trademark or trade name, is material to the Company's business. Through its licensing agreement, FAI holds the North American right to manufacture, market and distribute women's suits under the "Oleg Cassini" label through 2000.

Employees. As of January 31, 1999, the Company employed approximately 1,200 hourly-paid, full-time skilled personnel at its plants and approximately 175 additional salaried, supervisory, management and administrative employees. None of the Company's employees is represented by a union or a labor organization. The Company has never experienced a strike and believes that its relations with its employees are good.

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

         By letter dated December 21, 1998, EPD requested that the Company submit a CSR for the site by June 21, 1999. EPD indicated that it had sent Burlen a similar request. The Company intends to submit the CSR for the site by the requested deadline.

         At November 1, 1998, the Company had $0.3 million accrued for costs to be incurred in connection with the TCE, 1,1-DCA and Tifton facility environmental matters. The Company, subject to EPD's response to J.P. Stevens revised CSR and compliance status certification and EPD's response to the Tifton site, believes the accrual for environmental costs at November 1, 1998 is adequate.

FINANCING AGREEMENTS

         The Company's indebtedness for borrowed money as of November 1, 1998 consisted of amounts outstanding under the Loan and Security Agreement, a promissory note and certain capital lease obligations.

Loan and Security Agreement. In connection with the consummation of the Plan of Reorganization on July 23, 1997, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement provided for a revolving line of credit (including a $10.0 million letter of credit facility), subject to a borrowing base formula, of up to $85 million (the "Revolving Loan Facility") and term loans of approximately $31.5 million (the "Term Loan Facility"). Borrowings on July 23, 1997 of $28.0 million under the Revolving Loan Facility plus the proceeds from the Term Loan Facility were used to repay all borrowings outstanding under the Company's GE Capital DIP Facility (hereinafter defined) and CIT Equipment Facility
(hereinafter defined), repay the principal and a portion of the accrued and unpaid interest due under the Senior Secured Notes (hereinafter defined) and fund other amounts due pursuant to the Plan of Reorganization and the Loan and Security Agreement.

         The Revolving Loan Facility and Term Loan Facility mature on July 22, 2000. If the Company elects to terminate the Revolving Loan Facility, the Company must pay a termination fee. The fee, as subsequently amended, will be equal to one half of one percent (.50%) of the sum of the Maximum Revolver ($70 million) plus the then outstanding principal balance of the Term Loan if the Loan and Security Agreement is terminated prior to April 23, 2000. The Term Loan Facility can be prepaid, at the Company's election, without a termination fee at any time prior to maturity. The Company's obligations under the Loan and Security Agreement are secured by liens on substantially all of the Company's assets.

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

         The Term Loan Facility required monthly principal payments of approximately $374,000 which began August 31, 1997. Further, the Company was required to pay 50% of "excess cash flow" for each fiscal year, as defined in the Loan and Security Agreement, as long as the outstanding principal balance under the Term Loan Facility was greater than $23.3 million. Such "excess cash flow" payments are due on April 30 of each year following the fiscal year for which an "excess cash flow" payment is due. Such payments are to be applied against the unamortized principal portion of the Term Loan Facility in the inverse order of maturity. In accordance with this section of the Loan and Security Agreement on April 27, 1998, the Company repaid the Term Loan Facility by approximately $1.4 million through borrowings under the Revolving Loan Facility.

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

         The Company and its lenders as of March 24, 1998 entered into an amendment to the Loan and Security Agreement modifying, among other things, the definition of earnings before interest, income taxes, depreciation and amortization and reorganization items ("EBITDAR") and Adjusted Tangible Net Worth, and modifying certain loan covenants so as to increase permitted capital expenditures and lower the minimum fixed charge coverage ratio. Such modifications were made in anticipation of the effects of the Company's 1998 Restructuring. In accordance with the amendment, the Company prepaid $3.0 million of the Term Loan Facility through borrowings under the Revolving Loan Facility on April 29, 1998.

         The Company and its lenders as of September 14, 1998 further amended and restated the Loan and Security Agreement to incorporate FAI into the Loan and Security Credit Agreement, fund the on-going working capital needs of FAI and modify certain existing financial covenants to incorporate FAI and reflect the Company's financial results through the end of its third quarter as well as expected results for all of Fiscal Year 1998 and Fiscal Year 1999. Additionally, the letter of credit facility within the Revolving Loan Facility was increased from $10.0 million to $15.0 million. In accordance with the amendment, the Company prepaid $1.5 million of the Term Loan Facility and fees of $0.1 million through borrowings under the Revolving Loan Facility on October 28, 1998.

         Subsequently, as of February 8, 1999 the Company and its lenders amended the Loan and Security Agreement, waived certain financial covenant defaults arising from the Company's financial results for Fiscal Year 1998 and, among other things, set new financial covenants for Fiscal Year 1999. However, there can be no assurance that the Company will be able to achieve the amended financial covenants during Fiscal Year 1999. In connection with the amendment, the Company agreed to prepay $5.6 million of the Term Loan through borrowings under the Revolving Loan Facility. Additionally, the Company agreed to increase its monthly Term Loan Facility principal payment from $374,000 to $450,000 beginning March 1, 1999. Further based on the Company's declining working capital needs in light of declining revenues, the Company and its lenders agreed to reduce the Revolving Loan Facility commitment from $85 million to $70 million. This reduction is expected to reduce the Company's unused line fee by approximately $75,000 per annum. The Company further agreed to repay a portion of its Term Loan Facility in the future if subsequently obtained appraised orderly liquidation values for the Company's property, plant and equipment securing the Term Loan Facility fall below 83.1% in relation to the outstanding amount owed under the Term Loan Facility. In connection with entering into the amendment to the Loan and Security Agreement, the Company agreed to pay BABC for the benefit of the lenders $200,000 which is payable in four equal monthly installments commencing March 31, 1999. Additionally, BABC as Agent, retains the right to withhold up to approximately $1,694,000 in aggregate availability which arose from the expiration of certain letters of credit previously outstanding as a security deposit for the Company's former New York headquarters lease.

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

Note and Capital Lease Obligations. In connection with the Company's emergence from bankruptcy, the Company restructured or refinanced certain of its secured capital lease obligations by issuing a promissory note and modifying the terms of certain other capital leases. At November 1, 1998, an aggregate of $2.3 million was outstanding under the note and capital leases with interest rates ranging from 5.1% to 11.1% and varying maturity dates through September 1, 2001.

Item 2.  PROPERTIES

         Information regarding the Company's manufacturing facilities, all of which are owned, is as follows:
                                         Approximate
                                       Square Feet of
                                           Building                     Acreage
                                       --------------                   -------
Dublin Plant                               363,000                        295
Dublin, Georgia

Nathaniel Plant                            313,000                         (1)
Dublin, Georgia

Milledgeville Plant                        580,000                        141
Milledgeville, Georgia

Louisville Plant (2)                       153,000                        393
Louisville, Georgia

(1) The Nathaniel plant adjoins the Dublin plant and is located on the same property.

(2) As of January 31, 1999, the Louisville  Facility was closed.  The Company is
currently  evaluating   alternative   solutions  for  its  Louisville  facility,
including a possible sale.

         The Company owns a 24,000 square foot office building adjoining its Dublin plant, which is used for administrative offices.

         The Company leased approximately 35,000 square feet of office space at 1155 Avenue of the Americas, New York, New York (the "1155 Lease"), for its principal executives offices, its styling, and sales and marketing operations. During Fiscal Year 1998, the Company and the landlord of its corporate and marketing offices entered into a lease surrender agreement whereby the Company vacated its former headquarters. On January 25, 1999, the Company relocated to 498 Seventh Avenue, New York, New York under an operating lease for approximately 16,500 square feet expiring on March 31, 2009. Further, FAI leases approximately 11,500 square feet of office space at 500 Seventh Avenue, New York, New York for its principal executive offices, designing and marketing operations, which lease expires on January 31, 2002. The Company also leases storage facilities in Georgia, primarily on a short-term basis.

         The Company believes that its facilities are adequate for its present needs. Substantially all of the Company's properties, plants and equipment are encumbered by security interests under the Loan and Security Agreement. See "Business -- Financing Arrangements" in Item 1. of this Annual Report on Form 10-K.

Item 3.  LEGAL PROCEEDINGS

         The Company is a party to legal actions arising in the ordinary course of business. Other than environmental matters, the Company has no material pending legal proceedings. See Item 1. of "Business - Significant Events" and "Description of Business - Environmental Matters" in Item 1. of this Annual Report on Form 10-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on August 14, 1998. At the meeting, the shareholders:

         (i) elected Bruce W. Gregory and James E. Kjorlien as directors of the Company to serve until the next annual meeting of shareholders, by a vote of 4,058,647 votes in favor of their election, with 871 votes against and no abstentions and broker non-votes;

         (ii) approved the Board of Directors' adoption of the 1997 Directors Compensation Plan, by a vote of 3,306,049 votes in favor of the proposal, with 1,411 votes against and 8,735 votes abstaining and broker non-votes.

         (iii) approved a proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 35,000,000 shares, by a vote of 4,032,662 votes in favor of the proposal, with 20,615 votes against and 6,241 votes abstaining and broker non-votes.

         (iv) approved a proposal to amend the Amended and Restated Articles of Incorporation to authorize a class of "blank check" Preferred Stock in one or more series and to authorize the Board of Directors to fix the rights, powers, preferences and other terms of such series, by a vote of 3,288,085 votes in favor of proposal, with 21,395 votes against and 6,241 votes abstaining and broker non-votes.

         (v) approved a proposal to amend the Amended and Restated Articles of Incorporation to reduce the minimum number of directors that the Company may have from five to two, by a vote of 4,030,574 votes in favor of the proposal, with 28,229 votes against and 715 votes abstaining and broker non-votes.

         (vi) approved a proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its 1998 fiscal year, by a vote of 4,052,779 votes in favor of the proposal, with 127 votes against and 6,612 votes abstaining and broker non-votes.

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

         The following table sets forth the high and low sales prices for Fiscal Year 1998 and the 1997 91-Day Period Ended November 2, 1997 of the Company's Common Stock. There were no over-the-counter market transactions during the 1997 12-Day Period Ended August 3, 1997 (the period from the Effective Date to the end of the Company's third fiscal quarter). These quotations are based on reported over-the-counter market transactions and represent prices between dealers, do not include retail markup or commission and may not necessarily represent actual transactions.

                                          High Sales Price       Low Sales Price
                                          ----------------       ---------------
         Fiscal Year 1998
         1st Fiscal Quarter
         (November 3,1997 through
         February 1, 1998)                     $14-7/8                $10-3/4

         2nd Fiscal Quarter
         (February 2, 1998 through
         May 3, 1998)                          14-1/16                 13-1/2

         3rd Fiscal Quarter
         (May 4, 1998 through
         August 2, 1998)                        13-5/8                  9-1/8

         4th Fiscal Quarter
         (August 3, 1998 through
         November 1, 1998)                      9-3/16                  9-1/8

         At 1997 91-Day Period Ended
         (August 4, 1997 through
         November 2, 1997)                      13-1/2                 11-3/4


         At January 29, 1999, the Company had 416 record holders of its Common Stock, including CEDE & Company, the nominee of Depository Trust Company, that held 4,107,170 shares of common stock as nominee for an unknown number of beneficial holders.

         Pursuant to the Plan of Reorganization, all general unsecured claims against the Company were converted into 100% of the common stock of the reorganized Company based on a ratio of 50 shares per each $1,000 of allowed unsecured claim. Such shares were not registered under the Securities Act. On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with certain holders of its common stock. The Registration Rights Agreement required that the Company file a registration statement covering the shares of common stock held by such holders no later than March 31, 1998. The Company is also required to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission and to keep the registration statement effective for a period of two years. The Company has been unable to file a registration statement covering the shares of common stock held by such holders that are a party to the Registration Rights Agreement and on November 25, 1998 the Registration Rights Agreement was amended to delete the requirement that a holder of common stock covered under the Registration Rights Agreement hold at least 1% of the total number of shares of common stock outstanding in order to enjoy registration rights with respect to its shares. The Registration Rights Agreement was further amended to be binding upon and inure to the benefit of the holders of the common stock covered under the Registration Rights Agreement and their respective heirs, successors and permitted assigns.

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

Item 6.  SELECTED FINANCIAL DATA

         Presented below are selected operating statement data for the Reorganized Company for the fiscal year ended November 1, 1998, the Reorganized Company 1997 103-Day Period ended November 2, 1997 (as hereinafter defined), the Predecessor Company 1997 261-Day Period ended July 22, 1997 (as hereinafter defined) and the predecessor Company for the fiscal years ended November 3, 1996, October 29, 1995 and October 30, 1994. Also presented are selected balance sheet data for the Reorganized Company as of November 1, 1998, the Reorganized Company as of November 2, 1997 and the predecessor Company as of November 3, 1996, October 29, 1995 and October 30, 1994. Also, presented below are selected operating data for Fiscal Year 1997 (the combined Reorganized Company 1997 103-Day Period Ended November 2, 1997 and the Predecessor Company 1997 261-Day Period Ended July 22, 1997). The selected financial data have been derived from the audited financial statements of the Company, are not covered by the report of the Company's independent auditors and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", below and the Company's Financial Statements (and the related notes and schedules thereto). Due to the effects of the consummation of the Plan of Reorganization and the application of "fresh start" accounting, the operating statement data and balance sheet data for different periods are not necessarily comparable.

         The selected operating data for the Reorganized Company for the fiscal year ended November 1, 1998 includes the applicable operating results for FAI for the period May 13, 1998 through November 1, 1998. The selected balance sheet data for the Reorganized Company as of November 1, 1998 includes the applicable balance sheet data for FAI. All significant intercompany transactions and accounts have been eliminated.


















                            (continued on next page)

                         Reorganized     Combined    Reorganized                      Predecessor Company
                           Company        Company      Company
                         -----------     --------    ------------    -------------------------------------------------------
                         Fiscal Year                 1997 103-Day    1997 261-Day   Fiscal Year   Fiscal Year    Fiscal Year
                            Ended         Fiscal     Period Ended    Period Ended      Ended         Ended          Ended
                         November 1,       Year       November 2,      July 22,     November 3,   October 29,    October 30,
                             1998          1997          1997            1997           1996          1995          1994
                             ----          ----          ----            ----           ----          ----          ----
Operating   Statement                         (amounts  in  thousands,   except  per  share  and  share information)
Data (1):

Net sales               $149,597         $199,010       $57,126        $141,884      $195,028      $222,217       $237,085
Gross profit               7,837(5)(6)     26,393         7,726(5)       18,667        22,755        26,323         47,852
Operating income
  (loss)                 (12,399)(7)        9,894         2,965           6,929         3,274          (248)        23,417
Income (loss) before
  reorganization
  items, income taxes
  and extraordinary
  gain (loss)            (18,888)           3,213         1,242           1,971        (5,789)      (19,817)         5,900
Reorganization items(2)       99           33,796           395          33,401        12,055        10,904            -
Income tax
  (provision) benefit         -               461           461(4)          -             -           4,250         (2,331)
Income (loss) before
  extraordinary
  gain or (loss)         (18,987)         (31,044)          386         (31,430)      (17,844)      (26,471)         3,569
Net income (loss)        (18,987)          (7,005)          290          (7,295)      (17,844)      (26,471)         3,569
Income (loss)
  applicable to
  common shareholders    (18,987)          (7,005)          290          (7,295)      (17,844)      (26,701)         3,339
Per share and share
information:
Income (loss) before
  extraordinary
  gain (loss)
  applicable to common
  shareholders - basic
  and diluted              (4.33)            n/a           0.09           (5.59)        (3.18)        (4.75)          0.60
Income (loss)
  applicable to
  common shareholders
  - basic and diluted     $(4.33)            n/a          $0.07          $(1.30)       $(3.18)       $(4.75)         $0.60
Weighted average
  common shares
  outstanding- basic
  and diluted          4,385,955             n/a      4,384,436       5,618,799     5,618,799     5,618,799      5,592,022








                                                 (continued on next page)

                          Reorganized     Combined    Reorganized                      Predecessor Company
                           Company        Company      Company
                         -----------     --------    ------------    -------------------------------------------------------
                         Fiscal Year                 1997 103-Day    1997 261-Day   Fiscal Year   Fiscal Year    Fiscal Year
                            Ended         Fiscal     Period Ended    Period Ended      Ended         Ended          Ended
                         November 1,       Year       November 2,      July 22,     November 3,   October 29,    October 30,
                             1998          1997          1997            1997           1996          1995          1994
                             ----          ----          ----            ----           ----          ----          ----
Other Operating Statement              (amounts  in  thousands,   except  per  share  and  share information)
 Data (1):
Income (loss) before
  depreciation and
  amortization,
  restructuring items,
  impairment
  reorganization items,
  interest expense,
  income taxes and
  extraordinary
  gain (loss)           $(3,052)(5)(6) $21,088(5)       $4,333         $16,755        $15,236       $13,581        $37,074
Net cash flow
  provided (used)
  by operating
  activities              4,663          6,573          15,261          (8,688)        36,232        27,473        (1,700)
Net cash flow
  provided (used)
  by investing
  activities             (7,132)           313            (974)          1,287         (1,743)      (14,980)      (13,207)
Net cash flow
  provided (used)
  by financing
  activities              1,888         (5,883)        (13,968)          8,085        (34,493)      (12,490)       14,903



                         Reorganized                  Reorganized                             Predecessor Company
                           Company                      Company
                         -----------                  -----------                  -----------------------------------------
                            As of                        As of                         As of         As of          As of
                         November 1,                  November 2,                   November 3,   October 29,   October 30,
                            1998                       1997(2,3)                      1996(2)       1995(2)         1994
                            ----                       ---------                      -------       -------         ----
Balance  Sheet  Data(2,3):               (amounts  in  thousands,   except  per  share  and  share information)

Current assets            $71,003                      $87,192                       $82,058      $116,475       $140,801
Property, plant and
  equipment, net of
  accumulated
  depreciation and
  amortization             22,235                       24,779(3)                     65,664        78,784         79,479
Total assets               95,243                      113,641                       149,929       198,203        229,256
Long-term debt,
  including current
  maturities of
  long-term debt
  and long-term
  debt included
  in liabilities subject
  to compromise            51,184                       48,304                       109,031       142,935        158,311
Senior preferred
  stock, redeemable             -                            -                         2,655         2,655          2,425
Shareholders' equity
  (deficit)                31,670                       50,631                        (9,328)        7,667         35,836

(1) The Reorganized Company year ended November 1, 1998 ("Fiscal Year 1998") consisted of a 52-week period. The Reorganized Company 1997 103-Day Period ended November 2, 1997 consists of the period from July 23, 1997 (the Effective Date) to November 2, 1997. The Predecessor Company 1997 261-Day Period Ended July 22, 1997 consists of the period from November 4, 1996 to July 22, 1997. The year ended November 3, 1996 ("Fiscal Year 1996") consisted of a 53-week period. The years ended October 29, 1995 ("Fiscal Year 1995") and October 30, 1994 ("Fiscal Year 1994") consisted of 52-week periods. No cash dividends on the common stock were paid during any of these periods.

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

(3) In accordance with SOP 90-7, the Company established its reorganization value and adopted "fresh start" accounting. Under the principles of "fresh start" accounting, the Company's total net assets were recorded at assumed reorganization value, which was then allocated to identifiable tangible and intangible assets on the basis of their estimated fair value. In accordance with "fresh start" accounting, the difference between the assumed reorganization value and the aggregate fair value of the identifiable tangible and intangible assets resulted in a reduction in the value assigned to property, plant and equipment. See Note 2 to the Financial Statements.

(4) In accordance with SOP 90-7, an income tax provision not payable in cash was recognized for the Reorganized Company 1997 103-Day Period at an effective income tax rate of 54.43%. Such provision was credited against additional paid-in capital as net operating losses generated during the Predecessor Company 1997 261-Day Period and can be used to offset net taxable income generated during the Reorganized Company's 1997 103-Day Period.

(5) At the Effective Date, the Company adjusted its inventory balances to fair value resulting in the elimination of the LIFO reserve of approximately $2.7 million and a write-up of approximately $3.8 million above the predecessor Company's FIFO cost. Such write-up was credited against reorganization items during the Predecessor Company 1997 261-Day Period. This write up will be allocated to cost of goods sold as the inventory on hand at July 22, 1997 is sold. Approximately $0.7 million and $0.6 million was charged to cost of goods sold during the Reorganized Company 1997 Fourth Quarter and Fiscal Year 1998, respectively.

(6) During Fiscal Year 1998, the Company implemented the 1998 Restructuring and subsequently announced the 1999 Realignment. Such restructurings impaired the value of certain of the Company's inventories. Included as a reduction in gross profit is the write-off of approximately $2.6 million in the carrying value of such impaired inventories

         Throughout Fiscal Year 1998, the cost of wool declined. The Company commits to the purchase of its expected wool needs on a forward purchase order basis. The Company was able to defer the delivery of such wool used in the manufacture of worsted fabrics. However, as a result of the Company significantly reducing its worsted manufacturing capacity, its forward purchases exceeded the Company's needs at November 1, 1998 and the Company's on order purchase orders to be used in the manufacturing of worsted fabrics exceeded the then current market price by approximately $1.5 million. Such market loss was accrued in the fourth quarter of Fiscal Year 1998 and resulted in a reduction in gross profit. The Company's policy is to recognize a loss on open purchase commitments whenever the Company estimates that the contractual cost can not be recovered through future sales at normal profit margins.

         Substantially all of the Company's inventories are carried at the lower of LIFO cost or market. The decline in wool costs during Fiscal Year 1998 resulted in the LIFO carrying value of the Company's inventory exceeding replacement cost by approximately $3.0 million as of November 1, 1998. Accordingly, the Company wrote its LIFO inventory value down to market value, generally net realizable value or replacement cost, during the fourth quarter of Fiscal Year 1998. Such write off was charged to cost of goods sold which resulted in a decrease in gross profit in Fiscal Year 1998.

         During the fourth quarter of Fiscal Year 1998, the Company also recognized severance expense of $0.4 million in connection with the termination agreements entered into with the former owners of Arenzano and a $1.0 million charge relating to the write off of certain intangible assets of FAI. Further, the Company expensed approximately $0.8 million for the remaining royalty payments due under licensing agreement which were assumed in connection with FAI's acquisition of Arenzano.

(7) During the fourth quarter of Fiscal Year 1998, the Company recognized a $1.0 million loss from abandonment, disposal and impairment of machinery and equipment and other assets which related to the write off of certain intangible assets of FAI.

         During Fiscal Year 1998, in connection with the 1998 Restructuring and the subsequently announced 1999 Realignment, the Company recognized the following restructuring related expenses (in thousands):

         Severance and "stay-put" bonus expense and related
          employee benefits paid during Fiscal Year 1998 $803
         Loss on impairment of machinery and
          equipment                                                  1,423
         Loss associated with operating lease cancellation
          liability                                                  1,585
         Gain associated with New York office lease surrender         (368)
         Other                                                          52
                                                                 ---------
                  Total                                             $3,495
                                                                 =========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         Certain matters discussed in this Annual Report are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: demand for the Company's products, competition, the Company's production needs, wool market conditions, foreign currency exchange rates, the adequacy of the Company's current financing, any unexpected financing requirements, and changes in the general economic climate.

         The following discussion should be read in conjunction with the Financial Statements and the related notes included in this Annual Report.

Recent Events

Financial Results

        The Company incurred net losses of $19.0 million, $7.0 million and $17.8 million in Fiscal Years 1998, 1997 and 1996, respectively. Such losses were, in part, due to the development and implementation of the Company's Plan of Reorganization (hereinafter defined), unstable wool commodity prices and, most recently, increased international competition which has been compounded by consumer fashion trends moving away from the Company's core woolen and worsted fabrics. Net sales declined from $199.0 million in Fiscal Year 1997 to $149.6 million in Fiscal Year 1998 and management expects a similar reduction in net sales during Fiscal Year 1999. The Company has responded to these challenges by deleveraging its financial position through the consummation of the Plan of Reorganization and has more recently implemented numerous cost reduction programs to more closely align its manufacturing and overhead costs with expected revenues.

         On March 6, 1998, the Company announced that, as part of its long term strategy, it would discontinue the production of top dye worsted fabrics used to manufacture men's suits and government uniforms (the "1998 Restructuring") after completing orders for its fall season. In Fiscal Year 1998, top dyed worsteds accounted for approximately $14 million in men's suiting fabric and $4 million in government uniform fabric sales. In Fiscal Year 1997, top dye worsteds accounted for approximately $18 million in men's suiting fabric and $10 million in government uniform fabric sales. This decision resulted in the Company's previous overall workforce of approximately 2,500 people being reduced by approximately 730 people.

         In October 1998, the Company's Board of Directors approved the closing of its Louisville plant, the realignment of the Company's manufacturing facilities located in Georgia and further reductions of its selling, styling and administrative overhead costs (the "1999 Realignment"). The Company expects that this move will align its overhead with the current reduced market demand for its products. The Louisville plant was closed as of January 31, 1999. The Company is currently evaluating alternative solutions for its Louisville facility, including a possible sale. Implementation of the 1999 Realignment has resulted in the Company's workforce being further reduced by approximately 410 people.

        Implementation of the 1998 Restructuring and 1999 Realignment has resulted in the Company incurring certain costs, including, among other costs, salaried severance, special one-time hourly "stay put" bonuses and equipment relocation costs. Additionally, certain of the Company's inventories and machinery and equipment have been impaired or rendered obsolete, and certain equipment covered under operating lease agreements will no longer be required. Accordingly, during Fiscal Year 1998, the Company recognized severance and "stay put" bonus expense of approximately $0.8 million, recognized a loss of $1.4 million relating to the impairment of certain machinery and equipment based on appraisal values, increased inventory market reserves by $2.6 million, and recognized a loss associated with operating lease cancellation liability of $1.6 million. Severance expense, expense associated with the stay put bonuses, loss on impairment of certain machinery and equipment and the loss associated with operating lease cancellation liability were recognized as restructuring items during Fiscal Year 1998. The Company expects to incur approximately $1.2 million of severance expense as a restructuring item during its first quarter of Fiscal Year 1999 in connection with the 1999 Realignment. Inventory market reserves associated with the 1998 Restructuring were included in cost of goods sold during Fiscal Year 1998. Any additional impairment of inventories will be included in cost of goods sold in the periods in which the impairment is indicated and can be reasonably estimated. Any additional impairment in property, plant and equipment will be recognized as a restructuring item in the periods in which the impairment is indicated and can be reasonably estimated. The Company incurred costs of approximately $0.2 million during Fiscal Year 1998 related to the relocation of certain machinery and equipment which was included in cost of goods sold during Fiscal Year 1998. Any additional costs incurred to relocate certain machinery and equipment will be charged to cost of goods sold in the periods incurred. See Note 15 to the Financial Statements for a description of restructuring items recognized during Fiscal Year 1998.

     Although the consummation of the Plan of Reorganization significantly reduced the Company's leverage, the operating results for Fiscal Year 1998, the effect of the 1998 Restructuring and the 1999 Realignment and the formation of FAI, including the purchase of substantially all of the assets of Arenzano, have negatively impacted the Company's availability under its Revolving Loan Facility (hereinafter defined). The Company's availability under its Revolving Loan Facility was approximately $5.8 million at November 1, 1998 as compared to $36.0 million at November 2, 1997. As of January 31, 1999, availability under the Revolving Loan Facility was $1.6 million. The Company's ability to maintain adequate availability to meet its operating needs and to fund the 1999 Realignment is dependent on achieving future sales consistent with management's expectations for Fiscal Year 1999 and successful implementation of its cost reductions. The majority of the Company's customers are in the domestic apparel industry which has continued to suffer an economic decline as a result of higher levels of imports and changing fashion trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financial Condition, Liquidity and Capital Resources" contained herein.

Formation Of FAI

         On May 11, 1998, the Company announced that it had agreed to acquire the business and substantially all of the assets of Arenzano. Arenzano had instituted voluntary bankruptcy proceedings in April 1998. The Company's purchase was made pursuant to an order signed by United States Bankruptcy Judge Burton R. Lifland, dated May 8, 1998, in the cases entitled, In re Arenzano Trading Company, Inc. and In re B&B Corporation, Case Nos. 98 B 42508 and 98 B 42520 (BRL). The transaction was completed on May 13, 1998 at a purchase price of $2.0 million. Additionally, the Company assumed the obligation to pay future minimum royalties related to a licensing agreement. The purpose of the acquisition was to permit the Company to expand its fabrics business into the apparel business. The Company is operating the new apparel venture through its wholly-owned subsidiary, FAI.

         The acquisition of Arenzano by the Company was accounted for using the purchase method of accounting. The purchase price paid for Arenzano was assigned $0.9 million to tangible assets and the remainder to intangible assets. The Company subsequently wrote off the intangible assets of FAI as such costs are not expected to be recovered by future operations and accrued the remaining future minimum royalty obligation assumed. The Company's results of operations for Fiscal Year 1998 include the results of operations for FAI for the period May 13, 1998 to November 1, 1998.

Prior Reorganization and "Fresh Start" Accounting

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

         Pursuant to the Plan of Reorganization, all general unsecured claims against the Company were converted into 100% of the common stock in the reorganized Company based on a ratio of 50 shares per each $1,000 of allowed unsecured claims. Secured claims against the Company aggregating approximately $60.1 million were either refinanced, reinstated or restructured as more fully described in Note 9 to the Financial Statements. Further, pursuant to the Plan of Reorganization, administrative claims (which includes reclamation claims and approved professional fees), priority claims and convenience claims (unsecured claims in the amount of $400 or less) were paid in full. See Note 2 to the Financial Statements for a more detailed description of the effects of the consummation of the Plan of Reorganization.

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

         The following table describes the periods presented in the Financial Statements and related notes contained elsewhere in this Annual Report and discussed herein:

Period                                  Referred to as
------------------------------------    ----------------------------------------

Results for the Reorganized Company
   Fifty-Two Weeks Ended
   November 1, 1998                    "Fiscal Year 1998"

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

Results of Operations

         The discussion below compares the results of operations for Fiscal Year 1998 to Fiscal Year 1997 and Fiscal Year 1997 to Fiscal Year 1996. Due to the effects of the consummation of the Plan of Reorganization and the application of "fresh start" accounting, results for Fiscal Year 1997 are not necessarily fully comparable to the results for Fiscal Year 1998 or Fiscal Year 1996. Except as indicated, management believes that the impact of the Plan of Reorganization and the application of "fresh start" accounting did not significantly affect the results of operations for Fiscal Year 1997. However, management believes that the combined operating results of the Reorganized Company 1997 103-Day Period and the Predecessor Company 1997 261-Day Period provide a reasonable means for the discussion of the operating comparisons described herein.

         The 1998 Fifty-Two Weeks ended November 1, 1998 ("Fiscal Year 1998") compared to the Fifty-Two Weeks ended November 2, 1997 ("Fiscal Year 1997")

         Net sales in Fiscal Year 1998 were $149.6 million, a decrease of 24.8% from Fiscal Year 1997. Total yards of fabric sold decreased 27.0% during Fiscal Year 1998. The average per yard selling price declined to $7.31 during Fiscal Year 1998 from $7.33 in Fiscal Year 1997. Sales declined in all major product lines except for specialty fabric sales. Additionally, the Company added apparel sales of $4.7 million during Fiscal Year 1998 as a result of the acquisition of Arenzano (see Note 4 to the Financial Statements). Menswear fabric sales declined due, in part, to the Company's decision made in March 1998 to exit the men's top dyed suit business. Coating fabric sales decreased due, in part, to an unseasonably warm fall and winter season which resulted in lower than anticipated women's coats selling at retail. This has resulted in delayed fabric shipments and order assortment by the Company's coating fabric customers. Further, government uniform fabric sales decreased during Fiscal Year 1998 and are expected to decline during Fiscal Year 1999 due to the Company's decision in March 1998 to exit this line of business.

         Cost of goods sold decreased $30.9 million to $141.8 million during Fiscal Year 1998 primarily as a result of the decline in sales and changes in product mix and a $5.7 million decline in depreciation and amortization expense primarily due to the effect of "fresh start" accounting discussed elsewhere within. Gross profit decreased $18.6 million or 70.3% to $7.8 million in Fiscal Year 1998, and gross profit margin for Fiscal Year 1998 was 5.2% compared to 13.3% for Fiscal Year 1997. Included in cost of goods sold during Fiscal Year 1998 is a $2.6 million charge relating to increased market reserves recorded as a result of the 1998 Restructuring (see Note 1 to the Financial Statements). Cost of goods sold includes a $3.0 million charge relating to the write down of inventory to market at November 1, 1998 and a $1.5 million loss on open wool purchase commitments as discussed in "Currency Risks" below. During Fiscal Year 1998, FAI's gross profit was $0.5 million and its gross profit margin was 11.8%.

         Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased to $14.9 million in Fiscal Year 1998, as compared to $15.9 million in Fiscal Year 1997. Included in selling, general and administrative expenses is $3.1 million related to FAI, which includes a $0.8 million charge relating to the expense associated with the recognition of the future minimum royalty payments due under a licensing agreement. Selling, general and administrative expenses relating to FAI also includes $0.4 million which relates to the termination agreements entered into with the former owners of Arenzano.

         The provision for uncollectible accounts increased to $0.9 million in Fiscal Year 1998 as compared to $0.7 million in Fiscal Year 1997. See Note 3 to the Financial Statements for a discussion of the Company's accounting policies regarding the establishment of its allowance for uncollectible accounts.

         Restructuring items were $3.5 million in Fiscal Year 1998 and consisted of (in thousands):

    Severance and "stay-put" bonus expense
       and related employee benefits                                    $   803
    Loss on impairment of machinery and equipment                         1,423
    Loss associated with operating lease cancellation liability           1,585
    Gain associated with N.Y. office
       lease surrender                                                     (368)
    Other                                                                    52
                                                                         -------
    Total                                                                $3,495
                                                                         =======

         Reference is made to Note 15 to the Financial Statements for a discussion of restructuring items incurred during Fiscal Year 1998. The Company expects to incur additional restructuring items associated with the 1999 Realignment (see Note 1 to the Financial Statements) during its first quarter of Fiscal Year 1999.

         Interest expense for Fiscal Year 1998 was $6.5 million as compared to $6.7 million in Fiscal Year 1997. This decrease is attributable to lower interest rates in effect under the Loan and Security Agreement during Fiscal Year1998 as compared to interest rates in effect during Fiscal Year 1997.

         Loss from abandonment, disposal and impairment of machinery and equipment and other assets increased to $1.0 million in Fiscal Year 1998 from $7,000 in Fiscal Year 1997. The increase during Fiscal Year 1998 related to the write off of certain intangible assets of FAI which costs are not expected to be recovered by future operations.

         As a result of the foregoing, a loss before reorganization items, income tax and extraordinary item of $18.9 million was realized in Fiscal Year 1998 as compared to income before reorganization items, income tax and extraordinary item of $3.2 million in Fiscal Year 1997. During Fiscal Year 1998, FAI realized a loss before reorganization items, income tax and extraordinary item of $3.7 million. Loss before depreciation and amortization, impairment, reorganization and restructuring items, interest expense, income taxes and extraordinary item during Fiscal Year 1998 was $3.1 million as compared to income before depreciation and amortization, impairment, reorganization and restructuring items, interest expense, income taxes and extraordinary item of $21.1 million during Fiscal Year 1997. However, included in loss before depreciation and amortization, impairment, reorganization and restructuring items, interest expense, income taxes and extraordinary item during Fiscal Year 1998 was a $2.6 million charge to cost of goods sold relating to increased market reserves recorded as a result of the 1998 Restructuring (see Note 1 to the Financial Statements). Cost of goods sold also includes a $3.0 million charge relating to the write down of inventory to market at November 1, 1998 and a $1.5 million loss on open wool purchase commitments as discussed in "Currency Risks" below.

         Reorganization items were $0.1 million in Fiscal Year 1998 as compared to $33.8 million in Fiscal Year 1997 and consisted of (in thousands):

                                                  Fiscal Year       Fiscal Year
                                                     1998              1997
                                                     ----              ----
   Professional fees                                 $ 75          $  3,390
   Write off of deferred financing cost and
      expense and other financing fees incurred         -               403
   Impairment of assets                                 -             4,199
   Expense (gain) incurred due to the rejection
      and amendment of executory contracts            (40)            3,314
   Default interest expense and professional
      fees associated with the Senior Secured
      Notes                                             -              (388)
   Severance expenses                                   -               156
   Adjustment of accounts to fair value                 -            22,076
   Other                                                64              646
                                                      ----          -------
     Total                                            $ 99          $33,796
                                                      ====          =======

         Reference is made to Note 16 to the Financial Statements for a discussion of reorganization items incurred during Fiscal Year 1997 and Fiscal Year 1998.

         During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. For Fiscal Year 1998 and the Predecessor Company 1997 261-Day Period, no income tax benefit was recognized from the realization of net operating losses. In accordance with SOP 90-7, an income tax provision not payable in cash was recognized for the Reorganized Company 1997 12-Day Period at an effective income tax rate of 39.0%. Such provision was credited against additional paid-in capital as net operating losses generated during the Predecessor Company 1997 261-Day Period can be used to offset net taxable income generated in future periods.

         As a result of the consummation of the Plan of Reorganization, which resulted in the exchange of the general unsecured claims against the Company for equity in the reorganized Company, the Company recognized an extraordinary gain on debt discharge of $24.1 million during the Predecessor Company 1997 79-Day Period. The Company had sufficient net operating loss carryforwards to offset this gain and therefore, no income tax was recorded.

         As a result of the foregoing, net loss for Fiscal Year 1998 was $19.0 million as compared to a net loss of $7.0 million in Fiscal Year 1997. During Fiscal Year 1998, FAI realized a net loss of $3.7 million.

         As a result of the 1998 Restructuring and 1999 Realignment and based on the current backlog of sales orders for womenswear fabric sales, market trends and increased competitive pressures, the Company expects overall apparel fabric sales to be lower in Fiscal Year 1999 than in Fiscal Year 1998. Overall, the Company expects menswear fabric sales to be lower in Fiscal Year 1999 as compared to Fiscal Year 1998. Further, government uniform fabric sales are expected to decline during Fiscal Year 1999 due to the Company's decision in March 1998 to exit this line of business. Based on these trends (increased competitive pressures in the woolen and worsted markets, the decline in backlog of orders, and the effect of discontinued product lines) the Company expects sales revenue for fabric sales in Fiscal Year 1999 to be approximately 24% lower than in Fiscal Year 1998. In March 1998, the Company began implementation of the 1998 Restructuring and by the end of Fiscal Year 1998 had discontinued the production of top dye worsted fabrics used to manufacture men's suits and government uniforms after completing orders for its fall season. By discontinuing top dye worsted fabrics, the Company believes it can focus all of its resources on its strengths in men's and women's woolen and worsted sportswear, coating and niche specialty markets. Further, in addition to exiting the production of top-dyed worsted fabrics, the Company, through the 1999 Realignment, is consolidating certain manufacturing operations and implementing other plans designed to align its costs during Fiscal Year 1999 with the decline in sales anticipated in Fiscal Year 1999. However, there can be no assurance as to the level of sales that will actually be attained in Fiscal Year 1999, as sales are dependent on market conditions and other factors beyond the Company's control, nor can there be assurance that the 1999 Realignment will be implemented successfully.

         The 1997 Fifty-Two Weeks Ended November 2, 1997 ("Fiscal Year 1997") compared to the Fifty-Three Weeks Ended November 3, 1996 ("Fiscal Year 1996").

         The application of "fresh start" accounting resulted in property, plant and equipment being written down by $28.6 million, which resulted in an approximate $6.4 million reduction in annual depreciation expense. Further, annual amortization expense is approximately $0.3 million lower, as a result of the Company writing off certain intangible assets (primarily deferred software development costs) and certain other assets and liabilities associated with the Company's headquarters lease. The write off of the intangible assets occurred during the Predecessor Company 1997 261-Day Period and was charged to operations ($0.9 million to cost of goods sold and $0.3 million to selling, general and administrative expenses). The write off of certain other assets and liabilities associated with the Company's headquarters lease was charged to reorganization items during the Predecessor Company 1997 261-Day Period ($0.9 million). In addition, as described in Note 9 to the Financial Statements, the Company incurred additional deferred financing costs in connection with entering into the Loan and Security Agreement and other financing arrangements and wrote off certain deferred financing costs associated with the debt restructuring. The write off of deferred financing costs ($0.2 million) was charged to reorganization items during the Predecessor Company 1997 261-Day Period.

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

         Cost of goods sold in Fiscal Year 1997 was $172.6 or approximately the same as in Fiscal Year 1996 when cost of goods sold was $172.3 million. However, included in cost of goods sold in Fiscal Year 1997 is the effect of $2.2 million in higher group medical claims due to the Company's self-insured health care plan experiencing approximately 28 individual claims in excess of $50,000 whereas, in Fiscal Year 1996 only 4 individual claims in excess of $50,000 were realized. Gross profit in Fiscal Year 1997 increased to $26.4 million or $3.6 million higher than Fiscal Year 1996. The gross profit margin was 13.3% for Fiscal Year 1997 as compared to 11.7% for Fiscal Year 1996.

         The Company's reduction of inventory levels in Fiscal Years 1997 and 1996 resulted in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years which increased gross profit by $0.5 million and $2.2 million, respectively. The effect of the liquidation of LIFO inventory layers in Fiscal Year 1997 was recognized during the Predecessor Company 1997 261-Day Period. At the Effective Date, the Company adjusted its inventory balances to fair value resulting in the elimination of the LIFO reserve of approximately $2.7 million and a write up of approximately $3.8 million above the predecessor Company's FIFO cost. Such write up was credited against reorganization items during the Predecessor Company 1997 261-Day Period and will be allocated to cost of goods sold as the inventory on hand at the Effective Date is sold. Approximately $0.7 million was charged to cost of goods sold during the Reorganized Company 1997 Fourth Quarter.

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

         Reorganization items, which are more fully described in Note 16 to the Financial Statements, were $33.8 million in Fiscal Year 1997 as compared to $12.1 million in Fiscal Year 1996. Included in Fiscal Year 1997 is the "fresh start" accounting adjustment of $28.6 million to adjust the carrying value of property, plant and equipment in accordance with SOP 90-7, a loss on sale of $2.9 million on certain unerected equipment at the Company's former Tifton facility, a credit of $6.5 million to adjust inventory to fair market value in accordance with SOP 90-7, the write off of certain assets and liabilities of $1.7 million, net associated with the Company's former headquarters leases, the rejection of certain pre-petition contracts of $1.6 million, and the write off of certain deferred financing costs of $0.2 million related to the refinancing and restructuring.

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

         As a result of the consummation of the Plan of Reorganization which resulted in the exchange of the general unsecured claims against the Company for equity in the reorganized Company, as more thoroughly described in Note 2 to the Financial Statements, the Company recognized an extraordinary gain on debt discharge of $24.1 million during the Predecessor Company 1997 261-Day Period which was offset by additional costs associated with the debt discharge of $0.1 million which was recognized during the Reorganized Company 1997 103-Day Period. The Company had sufficient net operating loss carry forwards to offset this gain and therefore, no income tax was recorded.

Financial Condition, Liquidity and Capital Resources

         The implementation of the Plan of Reorganization, which is discussed in
Note 2 to the Financial Statements, significantly deleveraged the Company's balance sheet and, enhanced the Company's borrowing availability and the implementation of "fresh start" accounting significantly lowered annual depreciation and amortization expense. In addition, since the Bankruptcy Filing, in response to continuing changes in market conditions, management of the Company formulated and implemented business plans, including the 1998 Restructuring and the 1999 Realignment, that have focused on significantly reducing product offerings; tightening management of inventory levels; significantly reducing costs and enhancing cost controls; and reducing capital expenditures.

         On the Effective Date, as described in Note 9 to the Financial Statements, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement provided for a Revolving Loan Facility (including a $10.0 million letter of credit facility), subject to a borrowing base formula and certain borrowing base limitations, of up to $85 million and the Term Loan Facility of approximately $31.5 million.

         Subsequently, as of February 8, 1999 the Company and its lenders amended the Loan and Security Agreement, waived financial covenant defaults arising from the Company's financial results for Fiscal Year 1998 and, among other things, set new financial covenants for Fiscal Year 1999. However, there can be no assurance that the Company will be able to achieve the amended financial covenants during Fiscal Year 1999. In connection with the amendment, the Company agreed to prepay $5.6 million of the Term Loan Facility through borrowings under the Revolving Loan Facility. Additionally, the Company agreed to increase its monthly Term Loan Facility principal payment from $374,000 to $450,000 beginning March 1, 1999. Further, based on the Company's declining working capital needs in light of declining revenues, the Company and its lenders agreed to reduce the Revolving Loan Facility commitment from $85 million to $70 million. This reduction is expected to reduce the Company's unused line fee approximately $75,000 per annum. The Company further agreed to repay a portion of its Term Loan Facility in the future if subsequently obtained appraised orderly liquidation values for the Company's property, plant and equipment securing the Term Loan Facility fall below 83.1% in relation to the outstanding amount owed under the Term Loan Facility. In connection with entering into the amendment to the Loan and Security Agreement the Company agreed to pay BABC for the benefit of the lenders $200,000 which is payable over four equal monthly installments commencing March 31, 1999. Additionally, BABC as Agent, retains the right to withhold up to approximately $1,694,000 in aggregate availability which arose from the expiration of certain letters of credit previously outstanding as a security deposit for the Company's former New York headquarter's lease. (See Note 9 to these Financial Statements for a more thorough discussion of the Company's secured indebtedness.)

         Although the consummation of the Plan of Reorganization significantly reduced the Company's leverage, the operating results for Fiscal Year 1998, the effect of the 1998 Restructuring, and the 1999 Realignment and the formation of FAI, including the purchase of substantially all of the assets of Arenzano, have negatively impacted the Company's borrowing availability under its Revolving Loan Facility (hereinafter defined). The Company's availability under its Revolving Loan Facility was approximately $5.8 million at November 1, 1998 as compared to $36.0 million at November 2, 1997. As of January 31, 1999, borrowing availability under the Revolving Loan Facility was $1.6 million. The Company's ability to maintain adequate availability to meet its operating needs and to fund the 1999 Realignment is dependent on achieving future sales consistent with management's expectation for Fiscal Year 1999 and successful implementation of its cost reductions. The majority of the Company's customers are in the domestic apparel industry which has continued to suffer an economic decline as a result of higher levels of imports and changing fashion trends. Expected cash flow from operations is dependent upon achieving sales expectations during Fiscal Year 1999, which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Further, the collectibility of accounts receivable is dependent upon the state of the economy and, in particular, the financial condition of the apparel industry. Also, continuing refinement of the Company's strategies in response to evolving circumstances could materially change the Company's working capital and capital expenditures requirements. There can be no assurance that the Company will be able to achieve an adequate level of sales consistent with management's expectations for Fiscal Year 1999 to enable the Company to generate sufficient funds to meet its operating needs or to fund its 1999 Realignment. Further, there can be no assurance that the 1999 Realignment will be successfully implemented.

         The Company will continue to make significant efforts to reduce its costs, rationalize its product lines and maintain and increase its sales in the increasingly difficult market conditions it confronts. The Company may also consider seeking additional financing from alternative sources and strategic alliances or combinations with other companies. Management believes that, despite the financial hurdles and uncertainties in the apparel industry, it has developed a business plan that if successfully implemented, should significantly improve operating results. However, the Company will still be likely to realize a net loss in Fiscal Year 1999. Continued support of the Company's employees, shareholders, lenders, vendors and customers will be important to the future success of the Company.

     Proceeds from the Company's operations (as defined) are applied to reduce the principal amount of floating rate borrowings outstanding under the Revolving Loan Facility. Unused portions of the Revolving Loan Facility may be borrowed and reborrowed subject to availability in accordance with the then applicable commitment and borrowing base limitations. At January 31, 1999, the Company's availability, net of outstanding advances, letters of credit and reserves, under the Revolving Loan Facility was approximately $1.6 million.

     The Company's fabric sales order backlog at January 31, 1999 was $34.8 million, a decrease of $15.6 million from the comparable period one year ago. Excluding government and men's worsted orders, which have historically yielded lower gross profit margin, the backlog at January 31, 1999 was $33.5 million or $10.7 million lower than in January 1998. The decrease in the backlog, excluding government and men's worsted orders, is primarily attributable to a decrease in coating and men's woolen fabric orders, as well as a decline in women's woolen and worsted fabric orders, which were slightly offset by an increase in specialty fabric orders. The decrease in coating fabric orders is primarily due to the unseasonably warm winter experienced throughout much of the U.S. in 1997
- 1998. As a result, initial coating fabric orders have been delayed by retailers which has delayed orders from apparel manufacturers. Changes in fashion trends, coupled with increased imports have resulted in a decline in demand for the Company's men's woolen fabrics. The decline in the backlog of sales orders for women's fabrics is twofold. First, an overcapacity of woolen flannel manufacturing coupled with excessive women's wool flannel apparel inventory at retail has lead to a decline in demand for the Company's women's wool flannel fabrics. Second, the reduction in the Company's worsted fabric manufacturing capacity has caused the Company to limit somewhat its women's worsted produt offerings. The increase in specialty sales orders is attributable to an increase in orders for fabrics used in baseball caps. Management expects the apparel fabric business to remain very competitive.

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

         Due to the seasonal nature of the Company's core woolen and worsted business, the Company's borrowings under the Revolving Loan Facility will tend to increase during the first three fiscal quarters of the Company's fiscal year until the fourth quarter, when at year-end, borrowings tend to be the lowest. However, for the reasons indicated above, borrowings during various times within Fiscal Year 1999 may be higher than comparable periods within Fiscal Year 1998.

Currency Risks

         The Company purchases a significant amount of its wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. The Company expects wool costs during Fiscal Year 1999 to be approximately 20% lower than in Fiscal Year 1998. Throughout Fiscal Year 1998, the cost of wool declined. The Company commits to the purchase of its expected wool needs on a forward purchase order basis. The Company was able to defer the delivery of such wool used for the manufacture of worsted fabrics. However, as a result of the Company significantly reducing its worsted manufacturing capacity, its forward purchases exceeded the Company's needs at November 1, 1998 and the Company's on order purchase price committed under its forward purchase orders for wool consumed on the worsted system exceeded the then current market price by approximately $1.5 million. Such market price loss was accrued in the fourth quarter of Fiscal Year 1998 and resulted in a reduction in gross profit. Substantially all of the Company's inventories are carried at the lower of LIFO cost or market. The decline in wool costs during Fiscal Year 1998 resulted in the LIFO carrying value of the Company's inventory exceeding replacement cost by approximately $3.0 million as of November 1, 1998. Accordingly, the Company wrote its LIFO inventory value down to replacement cost during the fourth quarter of Fiscal Year 1998. Such write off was charged to cost of goods sold which resulted in a decrease in gross profit in Fiscal Year 1998.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income." SFAS 130 is designed to improve the reporting of changes in equity from period to period. The Company will adopt SFAS 130 in the first quarter of Fiscal Year 1999. Management does not expect SFAS 130 to have a significant impact on disclosures in the Company's financial statements.

         In June 1997, the FASB issued SFAS 131, "Employers' Disclosures About Segments of an Enterprise and Related Information." The Company will adopt SFAS 131 in the first quarter of Fiscal Year 1999. This statement establishes standards for the way enterprises report selected information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. Management has not determined what effect, if any, adoption of SFAS 131 will have on disclosures in the Company's financial statements.

         In February 1998, the FASB issued SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 is designed to revise disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Company will adopt SFAS 132 during Fiscal Year 1999.

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS 133 establishes standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined what effect, if any, adoption of SFAS 133 will have on the Company's financial statements.

Year 2000 Matters

        Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. During 1997 - 1998, the Company completed an assessment of its internal readiness to implement Year 2000 compliant systems on a timely basis. The Company is in the process of updating or replacing its computerized systems to ensure its systems are "Year 2000" compliant and to improve the Company's overall manufacturing, planning and inventory related systems. The Company is utilizing both internal and external resources to upgrade or replace its existing computerized systems. Currently, the Company estimates that the total cost of upgrading or replacing its existing systems is approximately $2.6 million. Costs associated with upgrading existing systems to address the Year 2000 matter will be expensed in the period incurred, whereas costs associated with the replacement of existing systems will be capitalized in the period incurred. During Fiscal Year 1999, the Company expects to expense $0.2 million in costs associated with upgrading its existing systems to make them Year 2000 compliant and capitalize $1.3 million in costs associated with the replacement of existing systems. During Fiscal Year 1998, the Company expensed approximately $0.2 million associated with system upgrades and capitalized $0.9 million associated with the replacement of certain computerized systems.

        The Company expects its Year 2000 upgrade project and the replacement of its manufacturing, planning and inventory related systems to be completed during the second quarter of calendar year 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and any inability to implement such changes could have a material adverse effect on the Company.

        The Company has not completed its assessment of the Year 2000 compliance of its vendors and customers, nor of the possible consequences to the Company of the failure of one or more of its vendors and customers to become Year 2000 compliant on a timely basis. The Company expects to complete such assessment before the end of the third quarter of calendar year 1999. It is possible that if a substantial number of the Company's customers failed to implement Year 2000 compliant billing or payment systems, for example, their payments to the Company might be disrupted, which might adversely affect the Company's cash flow. The Company will discuss these matters with its key vendors and customers during 1999 to attempt to ascertain whether and to what extent such problems are likely to occur. It is not clear, however, what, if any measures the Company could take to deal with such eventualities while still maintaining customer and vendor relationships. The Company does not believe that it has other relationships with vendors and suppliers which, if disrupted due to the failure of such vendors and suppliers to deal adequately with their own Year 2000 compliance issues, would have a material adverse effect on the Company.

        The Company has completed an assessment of its manufacturing processes and identified which processes are dependent on third-party provided software that may need to be modified in order to be Year 2000 compliant. The Company intends to notify such third-party providers before the end of the second quarter of calendar year 1999 to determine whether such software needs to be modified in order to be Year 2000 compliant. Where software modifications are required, the Company will engage the appropriate third-party software providers to make such Year 2000 compliant modifications. Should the Company be unable to obtain the appropriate software modifications, the Company believes it can alter its manufacturing processes to supplement any processes idled by non compliance with the Year 2000.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Market Risks
-----------------------
                                                    November 1, 1998
                                          -------------------------------------
                                          Commitment                    Fair
                                            Amount                      Value
(in thousands)                            ----------                    -----
Off Balance Sheet Commodity Position        $17,003                   $15,466


         The foregoing data relates to committed and open purchase order value in aggregate to suppliers for wool to be delivered to the Company in Fiscal Year 1999. The difference between commitment amount and fair value has been recorded on the Company's balance sheet as a current liability as of November 1, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Currency Risk" contained in Item 7 of this Annual Report.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


Independent Auditors' Report..................................................43

Consolidated Balance Sheets for the Reorganized Company as of November 1, 1998
and November 2, 1997..........................................................45

Consolidated Statements of Operations for the Reorganized Company Fifty-Two Weeks Ended November 1, 1998 and the Reorganized Company 103-Day Period Ended November 2, 1997, the Predecessor Company 261-Day Period Ended July 22, 1997
and the Predecessor Company Fifty-Three Weeks Ended November 3, 1996..........47

Consolidated Statements of Cash Flows for the Reorganized Company Fifty-Two Weeks Ended November 1, 1998 and the Reorganized Company 103-Day Period Ended November 2, 1997, the Predecessor Company 261-Day Period Ended July 22, 1997
and the Predecessor Company Fifty-Three Weeks Ended November 3, 1996..........49

Consolidated Statements of Shareholders' Equity (Deficit) for the Predecessor Company Fifty-Three Weeks Ended November 3, 1996 and the Predecessor Company 261-Day Period Ended July 22, 1997 and the Reorganized Company 103-Day Period Ended November 2, 1997 and the Reorganized Company Fifty-Two
Weeks Ended November 1, 1998..................................................52

Notes to Consolidated Financial Statements for the Reorganized Company Fifty-Two Weeks Ended November 1, 1998 and the Reorganized Company 103-Day Period Ended November 2, 1997 and the Predecessor Company 261-Day Period Ended July 22, 1997
and the Predecessor Company Fifty-Three Weeks Ended November 3, 1996..........54

Schedule II
Supplemental Consolidated Financial Statement Schedule for the Fifty-Three
Weeks Ended November 3, 1996, the Fifty-Two Weeks Ended November 2, 1997
and the Fifty-Two Weeks Ended November 1, 1998................................93

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Forstmann & Company, Inc.:


We have audited the accompanying consolidated financial statements of Forstmann & Company, Inc. (the "Company") for the following periods:

                                        Period(s) Covered
                          ------------------------------------------------------
Financial Statements      Reorganized Company       Predecessor Company
-----------------------   ------------------------- ----------------------------
Consolidated Balance      November 1, 1998
Sheets                    November 2, 1997

Consolidated Statements   Fifty-two weeks ended     Period from November 4, 1996
of Operations             November 1, 1998          to July 22, 1997

                          Period from July 23, 1997 Fifty-three weeks ended
                          to November 2, 1997       November 3, 1996

Consolidated Statements   Fifty-two weeks ended     Period from November 4, 1996
of Cash Flows             November 1, 1998          to July 22, 1997

                          Period from July 23, 1997 Fifty-three weeks ended
                          to November 2, 1997       November 3, 1996

Consolidated Statements   Fifty-two weeks ended     Period from November 4, 1996
of Changes in             November 1, 1998          to July 22, 1997
Shareholders' Equity
(Deficit)                 Period from July 23, 1997 Fifty-three weeks ended
                          to November 2, 1997       November 3, 1996

Our audits also include the consolidated financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 1, 1998 and November 2, 1997, and the results of its operations and its cash flows for the fifty-two weeks ended November 1, 1998, the period July 23, 1997 to November 2, 1997, the period November 4, 1996 to July 22, 1997 and the fifty-three weeks ended November 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the fifty-two weeks ended November 1, 1998 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses and related matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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




DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 8, 1999

FORSTMANN & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 1, 1998 AND NOVEMBER 2, 1997

                                                                         Reorganized              Reorganized
                                                                           Company                  Company
                                                                          November 1,              November 2,
                                                     NOTES                  1998                      1997
                                                     -----                  ----                      ----
ASSETS

CURRENT ASSETS:
   Cash                                                                 $   143,000               $    493,000
   Cash restricted for settlement of unpaid claims                          327,000                    558,000
   Accounts receivable, net of allowance of
      $1,309,000 and $458,000                                            31,434,000                 42,005,000
   Inventories                                           5               38,818,000                 43,210,000
   Current deferred tax assets                          10                  -                          -
   Other current assets                                                     281,000                    926,000
                                                                        -----------               ------------

      Total current assets                                               71,003,000                 87,192,000

Property, plant and equipment, net                       6               22,235,000                 24,779,000
Other assets                                             7                2,005,000                  1,670,000
                                                                        -----------               ------------

      Total                                                             $95,243,000               $113,641,000
                                                                        ===========               ============

See notes to consolidated financial statements.




                            (continued on next page)

FORSTMANN & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 1, 1998 AND NOVEMBER 2, 1997 (CONTINUED)

                                                                         Reorganized                Reorganized
                                                                           Company                    Company
                                                                          November 1,                November 2,
                                                     NOTES                  1998                        1997
                                                     -----                  ----                        ----

LIABILITIES AND SHAREHOLDERS'
   EQUITY

CURRENT LIABILITIES:

   Current maturities of long-term debt                  9             $  7,619,000               $  5,756,000
   Accounts payable                                                       3,151,000                  3,335,000
   Accrued liabilities                                   8                9,238,000                 11,371,000
                                                                       ------------               ------------
      Total current liabilities                                          20,008,000                 20,462,000

Long-term debt                                           9               43,565,000                 42,548,000
Deferred tax liabilities                                10                  -                           -
                                                                       ------------               ------------

    Total liabilities                                                    63,573,000                 63,010,000

Commitments and contingencies                           13

SHAREHOLDERS' EQUITY:                                   11

   Preferred Stock, $0.01 par value, 1,000,000
      shares authorized, nil outstanding                                       -                          -
   Common stock, $.01 par value, 35,000,000
      shares authorized, 4,387,819 and 4,384,436
      shares issued and outstanding                                          43,878                     43,844
   Additional paid-in capital                                            50,323,122                 50,297,156
   Retained earnings (deficit) since July 23, 1997                      (18,697,000)                   290,000
                                                                       ------------               ------------
      Total shareholders' equity                                         31,670,000                 50,631,000
                                                                       ------------               ------------

      Total                                                            $ 95,243,000               $113,641,000
                                                                       ============               ============


See notes to consolidated financial statements.

FORSTMANN & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Reorganized Company                   Predecessor Company
                                                    --------------------------------     ------------------------------
                                                                         Period From      Period From
                                                     Fifty-Two            July 23,        November 4,       Fifty-Three
                                                    Weeks Ended            1997 to          1996 to         Weeks Ended
                                                     November 1,         November 2,        July 22,        November 3,
                                        NOTES           1998                 1997             1997             1996
                                        -----           ----                 ----             ----             ----

Net sales                                          $ 149,597,000         $57,126,000      $141,884,000     $195,028,000

Cost of goods sold                                   141,760,000          49,400,000       123,217,000      172,273,000
                                                   -------------         -----------      ------------     ------------

Gross profit                                           7,837,000           7,726,000        18,667,000       22,755,000

Selling, general and administrative
   expenses                                           14,935,000           4,296,000        11,576,000       18,129,000

Provision for uncollectible accounts
   receivable                                            851,000             458,000           252,000        1,397,000

Restructuring items                        15          3,495,000              -                -                -

Loss (gain) from abandonment, disposal
   and impairment of machinery and
   equipment and other assets               6            955,000               7,000           (90,000)         (45,000)
                                                   -------------         -----------      ------------     ------------

Operating income (loss)                              (12,399,000)          2,965,000         6,929,000        3,274,000

Interest expense (contractual interest
   of $11,192,000 for the Predecessor
   Company 1997 261-Day Period
   and $17,683,000 for 1996)                9          6,489,000           1,723,000         4,958,000        9,063,000
                                                   -------------         -----------      ------------     ------------

Income (loss) before reorganization
   items, income taxes and
   extraordinary gain (loss)                         (18,888,000)          1,242,000         1,971,000       (5,789,000)

Reorganization items                       16             99,000             395,000        33,401,000       12,055,000
                                                   -------------         -----------      ------------     ------------

Income (loss) before income taxes
   and extraordinary item                            (18,987,000)            847,000       (31,430,000)     (17,844,000)


See notes to consolidated financial statements.

                                                 (continued on next page)

FORSTMANN & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                          Reorganized Company                   Predecessor Company
                                                    --------------------------------     ------------------------------
                                                                         Period From      Period From
                                                     Fifty-Two            July 23,        November 4,       Fifty-Three
                                                    Weeks Ended            1997 to          1996 to         Weeks Ended
                                                     November 1,         November 2,        July 22,        November 3,
                                        NOTES           1998                 1997             1997             1996
                                        -----           ----                 ----             ----             ----
Income tax provision (benefit)             10              -                 461,000             -                -
                                                    ------------        ------------       ------------    ------------

Income (loss) before extraordinary item              (18,987,000)            386,000       (31,430,000)     (17,844,000)

Extraordinary item - gain (loss) on
   debt discharge                                          -                 (96,000)       24,135,000            -
                                                    ------------        ------------       ------------    ------------

Net income (loss)                                   $(18,987,000)       $    290,000       $(7,295,000)    $(17,844,000)
                                                    ============        ============       ===========     ============

Per share and share information:
   Income (loss) before extraordinary item
      per common share - basic and diluted          $      (4.33)       $        .09       $    (5.59)     $      (3.18)

   Extraordinary (loss) gain per common
      share - basic and diluted                            -                    (.02)            4.29            -
                                                    ------------        ------------       ------------    ------------

   Income (loss) per common share
      - basic and diluted                           $      (4.33)       $        .07       $     (1.30)    $      (3.18)
                                                    ============        ============       ===========     ============

   Weighted average common shares
      outstanding - basic and diluted                  4,385,955           4,384,436         5,618,799        5,618,799
                                                    ============        ============       ===========     ============

See notes to consolidated financial statements.

FORSTMANN & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Reorganized Company             Predecessor Company
                                                                      ------------------------------- ------------------------------
                                                                                         Period From   Period From
                                                                         Fifty-Two         July 23,     November 4,      Fifty-Three
                                                                        Weeks Ended        1997 to        1996 to        Weeks Ended
                                                                         November 1,     November 2,      July 22,       November 3,
                                                                           1998             1997            1997            1996
                                                                           ----             ----            ----            ----
Net income (loss)                                                      $(18,987,000)   $    290,000    $ (7,295,000)   $(17,844,000)
                                                                       ------------    ------------    ------------    ------------
Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
      Depreciation and amortization                                       5,502,000       1,519,000      10,600,000      13,113,000
      Write-off of deferred financing costs                                    --              --           211,000            --
      Income tax not payable in cash                                           --           461,000            --              --
      Income tax refunds (payments), net                                    218,000        (250,000)       (108,000)      2,531,000
      Provision for uncollectible accounts                                  851,000         458,000         252,000       1,397,000
      Increase (decrease) in market reserves                              4,416,000         721,000      (6,362,000)     (2,249,000)
      Loss from abandonment, disposal and
         impairment of machinery and equipment
         and other assets                                                 2,378,000           7,000       3,305,000       1,782,000
      Loss associated with restructuring
         equipment lease liability                                        1,578,000            --              --              --
      Gain associated with N.Y. office lease surrender(987,000)                --              --              --
      Loss on wool purchase commitments                                   1,537,000            --              --              --
      Non-cash item-beginning profit inventory
         write-down                                                         569,000         686,000            --              --
      Adjustment of accounts to fair value                                     --              --        22,076,000            --
      Extraordinary loss (gain) on debt discharge-                           96,000     (24,135,000)           --
      Non-cash compensation expense                                          32,000            --              --              --
   Change in current assets and current liabilities:
      Accounts receivable                                                 9,720,000      10,301,000     (17,592,000)      6,594,000
      Inventories                                                            (3,000)      3,854,000       9,047,000      27,073,000
      Other current assets                                                  483,000         182,000        (996,000)        456,000
      Accounts payable                                                     (323,000)       (676,000)      2,028,000         446,000
      Accrued liabilities                                                (2,321,000)     (2,292,000)        795,000       4,190,000
Operating liabilities subject to compromise                                    --           (96,000)       (514,000)     (1,257,000)
                                                                       ------------    ------------    ------------    ------------

Total adjustments                                                        23,650,000      14,971,000      (1,393,000)     54,076,000
                                                                       ------------    ------------    ------------    ------------

   Net cash provided (used) by operating activities                       4,663,000      15,261,000      (8,688,000)     36,232,000
                                                                       ------------    ------------    ------------    ------------


See notes to consolidated financial statements.

                            (continued on next page)

FORSTMANN & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                            Reorganized Company             Predecessor Company
                                                                      ------------------------------- ------------------------------
                                                                                         Period From   Period From
                                                                         Fifty-Two         July 23,     November 4,      Fifty-Three
                                                                        Weeks Ended        1997 to        1996 to        Weeks Ended
                                                                         November 1,     November 2,      July 22,       November 3,
                                                                           1998             1997            1997            1996
                                                                           ----             ----            ----            ----
Cash flows provided (used) by investing activities:
   Investment in property, plant and equipment                        (4,244,000)        (857,000)      (1,036,000)        (972,000)
   Purchase price paid for Arenzano Trading
      Company, Inc.                                                   (2,000,000)            --               --               --
   Investment in other assets                                         (1,047,000)        (125,000)        (289,000)        (921,000)
   Proceeds from disposal of property,
      plant and equipment                                                159,000            8,000        2,612,000          150,000
                                                                    ------------     ------------     ------------     ------------

   Net cash provided (used) by investing activities                   (7,132,000)        (974,000)       1,287,000       (1,743,000)
                                                                    ------------     ------------     ------------     ------------

Cash flows provided (used) by financing activities:
   Net borrowings (repayments) under the
      Revolving Loan Facility                                         14,519,000      (12,855,000)      26,244,000             --
   Borrowings under the Term Loan Facility                                  --               --         31,450,000             --
   Repayment of the Term Loan Facility                                (9,984,000)      (1,123,000)            --               --
   Net borrowings (repayments) under DIP Facility -                         --        (16,017,000)       6,582,000
   Net borrowings (repayments) under GE Capital
      Facility                                                              --               --               --
                                                                                                                        (38,626,000)
   Repayment of  Senior Secured Notes                                       --               --        (26,909,000)         (91,000)
   Repayment of Deferred Interest Rate Notes                          (1,571,000)            --               --               --
   Borrowing under financing arrangements                                 69,000             --          1,691,000             --
   Repayment of CIT Equipment Facility and other
      financing arrangements                                            (967,000)         (99,000)      (6,368,000)      (1,770,000)
   Deferred financing costs                                             (178,000)         109,000       (2,006,000)        (588,000)
                                                                    ------------     ------------     ------------     ------------

      Net cash provided (used) by financing activities                 1,888,000      (13,968,000)       8,085,000      (34,493,000)
                                                                    ------------     ------------     ------------     ------------

Net increase (decrease) in cash                                         (581,000)         319,000          684,000           (4,000)
Cash and restricted cash at beginning of period                        1,051,000          732,000           48,000           52,000
                                                                    ------------     ------------     ------------     ------------

Cash and restricted cash at end of period $                              470,000     $  1,051,000     $    732,000     $     48,000
                                                                    ============     ============     ============     ============

See notes to consolidated financial statements.

                            (continued on next page)

FORSTMANN & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                            Reorganized Company             Predecessor Company
                                                                      ------------------------------- ------------------------------
                                                                                         Period From   Period From
                                                                         Fifty-Two         July 23,     November 4,      Fifty-Three
                                                                        Weeks Ended        1997 to        1996 to        Weeks Ended
                                                                         November 1,     November 2,      July 22,       November 3,
                                                                           1998             1997            1997            1996
                                                                           ----             ----            ----            ----
Supplemental schedule of cash flow information:
   Cash paid during the period for interest $                          5,827,000     $  1,520,000     $  5,093,000     $  6,187,000
                                                                    ============     ============     ============     ============
   Cash (received) paid during the period for
      income taxes , net                                            $   (218,000)    $    250,000     $    108,000     $ (2,531,000)
                                                                    ============     ============     ============     ============
   Cash paid during the period for professional fees
      relating to services rendered in connection with
      the Chapter 11 proceeding and other
      reorganization items paid                                     $    678,000     $  2,392,000     $  4,019,000     $  4,778,000
                                                                    ============     ============     ============     ============
   Cash paid during the period for restructuring items$                1,263,000     $       --       $       --       $       --
                                                                    ============     ============     ============     ============

Cash paid during the period for Arenzano Trading
   Company, Inc. as assigned to identifiable assets
   and liabilities:
      Increase in inventories                                       $    590,000     $       --       $       --       $       --
      Increase in other current assets                                    56,000             --               --               --
      Increase in accounts payable                                      (139,000)            --               --               --
      Increase in property, plant and equipment                          269,000             --               --               --
      Increase in other assets                                         1,224,000             --               --               --
                                                                    ------------     ------------     ------------     ------------
Total cash paid                                                     $  2,000,000     $       --       $       --       $       --
                                                                    ============     ============     ============     ============

Supplemental schedule of changes in current assets
   and current liabilities:
      Accounts receivable trade, net:
         Decrease (increase) from operations $ 9,720,000            $ 10,301,000     $(17,592,000)    $  6,594,000
         Loss on asset impairment                                           --               --            466,000             --
         Provision for uncollectible accounts                            851,000          458,000          252,000        1,397,000
                                                                    ------------     ------------     ------------     ------------
            Net decrease (increase)                                 $ 10,571,000     $ 10,759,000     $(16,874,000)    $  7,991,000
                                                                    ============     ============     ============     ============

      Inventories:
         Decrease (increase) from operations$                             (3,000)    $  3,854,000     $  9,047,000     $ 27,073,000
         Increase from purchase of Arenzano Trading
            Company, Inc.                                               (590,000)            --               --               --
         Decrease from non-cash beginning profit
            inventory write-down                                         569,000          686,000             --               --
         Increase from fair market valuation                                --               --         (6,510,000)            --
         Increase (decrease) in market reserves                        4,416,000          721,000       (6,362,000)      (2,249,000)
                                                                    ------------     ------------     ------------     ------------
            Net decrease (increase)                                 $  4,392,000     $  5,261,000     $ (3,825,000)    $ 24,824,000
                                                                    ============     ============     ============     ============

See notes to consolidated financial statements

FORSTMANN & COMPANY, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                            Shares                                       Pension                          Total
                                              Of                        Additional      Liability         Retained     Shareholders'
                                            Common          Common        Paid-In       Over Prior        Earnings        Equity
                                            Stock            Stock        Capital      Service Cost       (Deficit)      (Deficit)
                                       ------------         -------    ------------    ------------    ------------    ------------
PREDECESSOR COMPANY:

Balance, October 29, 1995                 5,618,799          $5,619    $ 26,564,381    $ (1,956,000)   $(16,947,000)   $  7,667,000

Adjustments to pension
   liability over prior
   service cost                                --              --              --           849,000            --           849,000

Loss applicable to
   common shareholders                         --              --              --              --       (17,844,000)    (17,844,000)
                                       ------------         -------    ------------    ------------    ------------    ------------

Balance, November 3, 1996                 5,618,799           5,619      26,564,381      (1,107,000)    (34,791,000)     (9,328,000)

Loss for period before debt
   discharge and refinancing
   and fresh start accounting                  --              --              --              --        (8,760,000)     (8,760,000)

Adjustments for:

   Cancellation of old
      common stock and
      old preferred stock                (5,618,799)         (5,619)      2,660,619            --              --         2,655,000

   Discharge of debt                      4,384,436          43,844      62,697,156            --        24,135,000      86,876,000

   Debt refinancing expense                    --              --              --              --          (594,000)       (594,000)

Fresh start accounting adjustments:

   Fair market valuation of assets
      and liabilities                          --              --              --              --       (22,076,000)    (22,076,000)

   Eliminate retained earnings
      deficit and pension liability
      over prior service cost                  --              --       (43,193,000)      1,107,000      42,086,000            --
                                       ------------         -------    ------------    ------------    ------------    ------------

Balance, July 22, 1997                    4,384,436          43,844      48,729,156            --              --        48,773,000

See notes to consolidated financial statements.

                            (continued on next page)

FORSTMANN & COMPANY, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                             Shares                                       Pension                          Total
                                              Of                        Additional      Liability         Retained     Shareholders'
                                            Common          Common        Paid-In       Over Prior        Earnings        Equity
                                            Stock            Stock        Capital      Service Cost       (Deficit)      (Deficit)
                                       ------------         -------    ------------    ------------    ------------    ------------
REORGANIZED COMPANY:
Adjustments to pension liability
   over prior service cost                      --              --         1,107,000            --             --         1,107,000

Income for period                               --              --              --              --          290,000         290,000

Income taxes not payable
   in cash                                      --              --           461,000                           --           461,000
                                        ------------         -------    ------------    ------------    ------------    ------------


Balance, November 2, 1997                  4,384,436          43,844      50,297,156            --          290,000      50,631,000

Director shares awarded                        3,997              40          31,960            --             --            32,000

Shares acquired
(constructively retired)                        (614)             (6)         (5,994)           --             --            (6,000)

Loss for period                                 --              --              --                             --       (18,987,000)
                                        ------------         -------    ------------    ------------    ------------    ------------

Balance November 1, 1998                   4,387,819         $43,878    $ 50,323,122    $       --     $(18,697,000)   $ 31,670,000
                                        ============         =======    ============    ============   ============    ============

See notes to consolidated financial statements.

FORSTMANN & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE REORGANIZED
COMPANY FIFTY-TWO WEEKS ENDED NOVEMBER 1, 1998 AND 1997 103-DAY PERIOD ENDED NOVEMBER 2, 1997 AND THE PREDECESSOR COMPANY 1997 261-DAY PERIOD ENDED JULY 22, 1997 AND FIFTY-THREE WEEKS ENDED NOVEMBER 3, 1996

1.      NATURE OF BUSINESS, FINANCIAL RESULTS AND LIQUIDITY

        Forstmann & Company, Inc. ("the Company") is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard and gaming tables, sports caps and school uniforms. The apparel industry represents the majority of the Company's customers for its fabrics. Additionally, through the Company's wholly owned subsidiary Forstmann Apparel, Inc. ("FAI") the Company designs and markets women's suits primarily under the "Oleg Cassini" label. The Company contracts the manufacturing of women's suits through manufacturers based in the Caribbean and sources complete apparel packages internationally. See Note 4 to these Financial Statements for a discussion of FAI and it's purchase of certain assets of Arenzano Trading Company, Inc. and B&B Corporation, collectively ("Arenzano").

        The Company has incurred net losses of $19.0 million, $7.0 million and $17.8 million in Fiscal Years 1998, 1997 and 1996, respectively. Such losses were, in part, due to the development and implementation of the Company's Plan of Reorganization (hereinafter defined), unstable wool commodity price and most recently increased international competition which has been compounded by consumer fashion trends moving away from the Company's core woolen and worsted fabrics. Net sales declined from $199.0 million in Fiscal Year 1997 to $149.6 million in Fiscal Year 1998 and management expects a similar reduction in net sales during fiscal year 1999. The Company has responded to these challenges by deleveraging its financial position through the consummation of the Plan of Reorganization and has more recently implemented numerous cost reduction programs to more closely align its manufacturing and overhead costs with expected revenues.

         On March 6, 1998, the Company announced that, as part of its long term strategy, it will discontinue the production of top dye worsted fabrics used to manufacture men's suits and government uniforms (the "1998 Restructuring") after completing orders for its fall season. In Fiscal Year 1998, top dyed worsteds accounted for approximately $14 million in men's suiting fabric and $4 million in government uniform fabric sales. In Fiscal Year 1997, top dye worsteds accounted for approximately $18 million in men's suiting fabric and $10 million in government uniform fabric sales. This decision resulted in the Company's previous overall workforce of approximately 2,500 people being reduced by approximately 730 people.

         In October 1998, the Company's Board of Directors approved the closing of its Louisville plant, realignment of the Company's manufacturing facilities located in Georgia and further reductions of its selling, styling and administrative costs (the "1999 Realignment"). The Company expects that this move will align its overhead with the current market demand for its products. The Louisville plant was closed as of January 31, 1999. The Company is currently evaluating alternative solutions for its Louisville facility including a possible sale. Implementation of the 1999 Realignment has resulted in the Company's workforce being further reduced by approximately 410 people.

         Implementation of the 1998 Restructuring and 1999 Realignment has resulted in the Company incurring certain costs, including, among other costs, salaried severance, special one-time hourly "stay put" bonuses and equipment relocation costs. Additionally, certain of the Company's inventories and machinery and equipment have been impaired or rendered obsolete, and certain equipment covered under operating lease agreements will no longer be required. Accordingly, during Fiscal Year 1998, the Company recognized severance and "stay put" bonus expense of approximately $0.8 million, recognized a loss on impairment of $1.4 million relating to the impairment of certain machinery and equipment based on appraised values, increased inventory market reserves by $2.6 million, and recognized a loss associated with operating lease cancellation liability of $1.6 million. Severance expense, expense associated with the stay put bonuses, loss on impairment of certain machinery and equipment and the loss associated with operating lease cancellation liability were recognized as restructuring items during Fiscal Year 1998. The Company expects to incur approximately $1.2 million of severance expense as a restructuring item during its first quarter of fiscal year 1999 in connection with the 1999 Realignment. Inventory market reserves associated with the 1998 Restructuring were included in cost of goods sold during Fiscal Year 1998. Any additional impairment of inventories, if any, will be included in cost of goods sold in the periods in which the impairment is indicated and can be reasonably estimated. Any additional impairment in property, plant and equipment will be recognized in the periods in which the impairment is indicated and can be reasonably estimated. The Company incurred costs of approximately $0.2 million during Fiscal Year 1998 related to the relocation of certain machinery and equipment which was included in cost of goods sold during Fiscal Year 1998. Any additional costs incurred to relocate certain machinery and equipment will be charged to cost of goods sold in the periods incurred. See Note 15 to the Financial Statements for a description of restructuring items recognized during Fiscal Year 1998.

         Although the consummation of the Plan of Reorganization significantly reduced the Company's leverage, the operating results for Fiscal Year 1998, the effect of the 1998 Restructuring, and the 1999 Realignment and the formation of FAI, including the purchase of substantially all of the assets of Arenzano, have negatively impacted the Company's borrowing availability under its Revolving Loan Facility (hereinafter defined). The Company's availability under its Revolving Loan Facility was approximately $5.8 million at November 1, 1998 as compared to $36.0 million at November 2, 1997. As of January 31, 1999, borrowing availability under the Revolving Loan Facility was $1.6 million. The Company's ability to maintain adequate availability to meet its operating needs and to fund the 1999 Realignment is dependent on achieving future sales consistent with management's expectations for Fiscal Year 1999 and successful implementation of its cost reductions. The majority of the Company's customers are in the domestic apparel industry which has continued to suffer an economic decline as a result of higher levels of imports and changing fashion trends. Expected cash flow from operations is dependent upon achieving sales expectations during Fiscal Year 1999, which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Further, the collectibility of accounts receivable is dependent upon the state of the economy and, in particular, the financial condition of the apparel industry. Also, continuing refinement of the Company's strategies in response to evolving circumstances could materially change the Company's working capital and capital expenditures requirements. There can be no assurance that the Company will be able to achieve an adequate level of sales consistent with management's expectations for Fiscal Year 1999 to enable the Company to generate sufficient funds to meet its operating needs or to fund its 1999 Realignment. Further, there can be no assurance that the 1999 Realignment will be successfully implemented. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        As described more thoroughly in Note 9 to the Financial Statements, as of February 8, 1999, the Company and its lenders amended the Loan and Security Agreement, waived certain financial covenant defaults arising from the Company's financial results for Fiscal Year 1998 and, among other things, set new financial covenants for Fiscal Year 1999. However, there can be no assurance that the Company will be able to achieve the amended financial covenants during Fiscal Year 1999.

        The Company will continue to make significant efforts to reduce its costs, rationalize its product lines and maintain and increase its sales in the increasingly difficult market conditions it confronts. The Company may also consider seeking additional financing from alternative sources and strategic alliances or combinations with other companies. Management believes that, despite the financial hurdles and uncertainties in the apparel industry, it has developed a business plan that if successfully implemented should significantly improve operating results. However, the Company will still be likely to realize a loss in Fiscal Year 1999. Continued support of the Company's employees, stockholders, lenders, vendors and customers will be important to the future success of the Company.

2.      PRIOR REORGANIZATION AND "FRESH START" ACCOUNTING

        In September 1995, as a result of a decline in the Company's results of operations during Fiscal Year 1995 reflecting, among other factors, rising wool costs, sluggish retail apparel sales, and high debt leverage, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). In July 1997, the Bankruptcy Court entered an order confirming the Plan of Reorganization and on July 23, 1997 (the "Effective Date"), the Plan of Reorganization was consummated by the Company.

         Pursuant to the Plan of Reorganization, all general unsecured claims against the Company were converted into 100% of the common stock of the reorganized Company based on a ratio of 50 shares per each $1,000 of allowed unsecured claim. Secured claims against the Company aggregating approximately $60.1 million were either refinanced, reinstated or restructured as more fully described in Note 9 to the Financial Statements. In addition, pursuant to the Plan of Reorganization, as of the Effective Date:

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






                                              (continued on next page)

         The effect of the Plan of Reorganization and the application of "fresh start" accounting to the Company's condensed balance sheet as of July 22, 1997 was as follows (in thousands):

                                                                     Pre-Fresh
                                                                       Start           Plan of                           Fresh Start
                                                                      Balance       Reorganization      Fair Value         Balance
                                                                       Sheet         Adjustments        Adjustment          Sheet
                                                                   July 22, 1997          (A)               (B)        July 22, 1997
                                                                   -------------      ----------        ----------     -------------

Cash and cash equivalents                                            $      48         $     684         $    --           $     732
Accounts receivable                                                     52,764              --                --              52,764
Inventory                                                               41,961              --               6,510            48,471
Other current assets                                                     1,220              (360)             --                 860
                                                                     ---------         ---------         ---------         ---------
   Total current assets                                                 95,993               324             6,510           102,827

Property, plant and equipment, net                                      53,879              --             (28,586)           25,293
Deferred financing costs                                                   794               995              --               1,789
Other assets                                                                91              --                --                  91
                                                                     ---------         ---------         ---------         ---------
   Total assets                                                      $ 150,757         $   1,319         $ (22,076)        $ 130,000
                                                                     =========         =========         =========         =========

Current maturities of long-term debt                                 $  53,906         $(48,282)         $    --           $   5,624
Accounts payable                                                         3,964              --                --               3,964
Accrued liabilities                                                     17,043            (3,378)             --
                                                                                       ---------         ---------         ---------
                                                                                                                              13,665
   Total current liabilities                                            74,913           (51,660)             --
                                                                                                                              23,253

Long-term debt                                                           2,690            54,114              --              56,804
Other long-term obligations                                              1,170              --                --               1,170
Liabilities subject to compromise                                       87,417           (87,417)             --                --
Redeemable preferred stock 2,655                                        (2,655)             --                --
Stockholders' equity (deficit)                                         (18,088)           88,937           (22,076)           48,773
                                                                     ---------         ---------         ---------         ---------
   Total liabilities and stockholders' equity                        $ 150,757         $   1,319         $ (22,076)        $ 130,000
                                                                     =========         =========         =========         =========

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

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Reorganization Value and "Fresh Start" Accounting - The Company's financial statements for Fiscal Year 1997 and Fiscal Year 1996 have been prepared in accordance with SOP 90-7.

        Principles of Consolidation - The consolidated financial statements include the accounts of Forstmann Apparel, Inc. ("FAI"). All significant intercompany accounts and transactions have been eliminated.

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

        As a result of the consummation of the Plan of Reorganization and the application of "fresh start" accounting in accordance with SOP 90-7, the Company was required to report its financial results for Fiscal Year 1997 in two separate periods. The following table describes the periods presented in the financial statements and the notes thereto:

  Period                                    Referred to as
  -----------------------------------       ------------------------------------
  Results for the Reorganized Company       "Fiscal Year 1998"
     Fifty-Two Weeks Ended
     November 1, 1998

  Results of the  Reorganized  Company      "Reorganized  Company  1997  103-Day
     From July 23, 1997 to                   Period"
     November 2, 1997

  Results for the  Reorganized  Company     "Reorganized  Company  1997  Fourth
     From August 4, 1997 to                  Quarter"
     November 2, 1997

  Results for the  Predecessor  Company     "Predecessor  Company  1997 261-Day
     From November 4, 1996 to                Period"
     July 22, 1997

  Combined Reorganized Company              "Fiscal Year 1997"
     1997 103-Day Period and
     Predecessor Company 1997
     261-Day Period (Results for the
     Fifty-Two Weeks Ended
     November 2, 1997)

  Results for the Predecessor Company       "Fiscal Year 1996"
     Fifty-Three Weeks Ended
     November 3, 1996

        Due to the effects of the consummation of the Plan of Reorganization and application of "fresh start" accounting, results for Fiscal Year 1998 and Fiscal Year 1997 are not necessarily fully comparable to each other or to the results for Fiscal Year 1996. Due to the seasonal nature of the Company's business, the results of each of the Reorganized Company 1997 103-Day Period and the Predecessor Company 1997 261-Day Period can not be annualized so as to be indicative of the results for a full fiscal year.

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

        Revenue Recognition - Generally, sales are recognized when goods are sold and then shipped to the Company's customers. A portion of such sales is made on extended terms of up to 240 days. At November 1, 1998, $1.4 million of sales made on extended terms were included in accounts receivable under terms of specific sales.

        When customers, under the terms of specific orders, request that the Company manufacture, invoice and ship goods on a bill and hold basis, the Company recognizes revenue based on the completion date required in the order and actual completion of the manufacturing process. At the time such goods are ready for delivery, title and risk of ownership pass to the customer. Accounts receivable included bill and hold receivables of $14.0 million at November 1, 1998 and $20.2 million at November 2, 1997.

        One of the Company's customers accounted for approximately 20%, 17% and 13% of the Company's revenues during Fiscal Years 1998, 1997 and 1996, respectively. No other customer of the Company accounted for 10% or more of the Company's revenues in these Fiscal Years 1998, 1997 and 1996.

        Allowance for Uncollectible Accounts - Based on a review and assessment of the collectibility of aged balances included in accounts receivable, the Company establishes a specific allowance for uncollectible accounts. Additionally, the Company establishes a general allowance for uncollectible accounts based, in part, on historical trends and the state of the economy and its effect on the Company's customers. The Company also establishes allowances for estimated sales returns. The Company grants credit to certain customers, most of which are companies in apparel industries. One individual customer's accounts receivable balance represented approximately 24% of gross accounts receivable at November 1, 1998 and no other individual customer's accounts receivable balance exceeded 7% of gross accounts receivable at November 1, 1998.

        Inventories - Inventories are stated at the lower of cost, determined principally by the last-in, first-out ("LIFO") method, or market (principally net realizable value or replacement cost).

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

        Computer Information Systems - Costs directly associated with the initial purchase, development and implementation of computer information systems are deferred and included as other assets. Such costs are amortized on a straight-line basis over the expected useful life of the systems, principally three years. Ongoing maintenance costs of computer information systems are expensed.

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

        Income (Loss) Per Share - Statements of Financial Accounting Standards No. 128, "Earnings Per Share," became effective during Fiscal Year 1998 and requires two presentations of earnings per share - "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

        The numerator in calculating both basic and diluted earnings per share for each period is the reported net income. The denominator used in calculating both basic and diluted is the weighted average common shares outstanding as there were no potentially dilutive shares for any period.

         Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income." SFAS 130 is designed to improve the reporting of changes in equity from period to period. The Company will adopt SFAS 130 in the first quarter of fiscal year 1999. Management does not expect SFAS 130 to have a significant impact on disclosures in the Company's financial statements.

         In June 1997, the FASB issued SFAS 131, "Employers' Disclosures About Segments of an Enterprise and Related Information." The Company will adopt SFAS 131 during the Company's fiscal year 1999 financial statements. This statement establishes standards for the way enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. Management has not determined what effect, if any, adoption of SFAS 131 will have on the disclosures in the Company's financial statements.

         In February 1998, the FASB issued SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 is designed to revise disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Company will adopt SFAS 132 during fiscal year 1999.

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS 133 establishes standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined what effect, if any, adoption of SFAS 133 will have on the Company's financial statements.

 4.      FORMATION OF FORSTMANN APPAREL, INC.

         On May 11, 1998, the Company announced that it had agreed to acquire the business and substantially all of the assets of Arenzano Trading Co., Inc. ("Arenzano"). Arenzano had instituted voluntary bankruptcy proceedings in April 1998. The Company's purchase was made pursuant to an order signed by United States Bankruptcy Judge Burton R. Lifland, dated May 8, 1998, in the cases entitled, In re Arenzano Trading Company, Inc. and In re B&B Corporation, Case Nos. 98 B 42508 and 98 B 42520 (BRL). The transaction was completed on May 13, 1998 at a purchase price of $2.0 million. Additionally, the Company assumed the obligation to pay future minimum royalties related to a licensing agreement. The purpose of the acquisition was to permit the Company to expand its fabrics business into the apparel business. The Company is operating the new apparel venture as a wholly-owned subsidiary under the name Forstmann Apparel, Inc. Arenzano had sales of approximately $17 million during its most recent fiscal year.

         The acquisition of Arenzano by the Company was accounted for using the purchase method of accounting. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to closing. The purchase price paid for Arenzano was assigned $0.9 million to tangible assets and the remainder to intangible assets. Based on operating projections for FAI, the Company subsequently wrote-off the intangible assets of FAI as such assets are not expected to be recovered by future operations and expensed the remaining future minimum royalty obligation assumed.

         The following are the Company's unaudited pro forma results for the fiscal years ended November 1, 1998 and November 2, 1997 assuming the acquisitions occurred at the beginning of each fiscal period:
                                              1998                     1997
                                              ----                     ----
                                        (in thousands, except per share amounts)
         Revenues                           $157,039               $215,487
         Loss before extraordinary items     (20,920)               (37,555)
         Net loss                            (20,920)               (13,516)
         Loss per share
            Basic and diluted                 ($4.77)                ($3.08)

         This unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented nor should it be used to project the Company's results of operations for any future periods.

5.      INVENTORIES

        Inventories consist of the following at November 1, 1998 and
November 2, 1997 (in thousands):
                                                   1998                1997
                                                   ----                ----
   Raw materials and supplies................    $10,218            $  8,303
   Work-in-process...........................     19,390              27,459
   Finished products.........................     12,331               8,169
   Less market reserves......................     (3,121)               (721)
                                                 --------            --------
        Total................................     38,818              43,210
   Difference between LIFO carrying
     value and current replacement cost......        -                   -
                                                 -------             -------
   Current replacement cost..................    $38,818             $43,210
                                                 =======             =======

         Market reserves are estimated by the Company based, in part, on inventory age as well as estimated usage.

         The Company increased market reserves by $2.6 million for inventory related to the top dye worsted fabrics product line which was discontinued as part of the 1998 Restructuring (see Note 1 to these Financial Statements). This expense was charged to cost of goods sold during Fiscal Year 1998. The Company recognized a $3.0 million charge to cost of goods sold in the fourth quarter of Fiscal Year 1998 relating to the write down of inventory on hand as of November 1, 1998 to market value, generally net realizable value or replacement costs. Inventory value declined as a result of substantially lower wool prices in effect at the end of Fiscal Year 1998. The write down was made in anticipation of a proportionate decline in the Company's selling prices during Fiscal Year 1999.

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

         At the Effective Date, the Company adjusted its inventory balances to fair value resulting in the elimination of the LIFO reserve of approximately $2.7 million and a write-up of approximately $3.8 million above the predecessor Company's FIFO cost. Such write-up was credited against reorganization items during the Predecessor Company 1997 261-Day Period and will be allocated to cost of goods sold as the inventory on hand at the Effective Date is sold. Approximately $0.6 million and $0.7 million was charged to cost of goods sold during the Reorganized Company Fiscal Year 1998 and 1997 Fourth Quarter, respectively.

         The reduction of inventory quantities has resulted in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of this liquidation increased gross profit by $0.5 million during the Predecessor Company 1997 261-Day Period and $2.2 million in Fiscal Year 1996.

6.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following at November 1, 1998 and November 2, 1997 (in thousands):

                                                 1998                1997
                                                 ----                ----
  Land....................................    $   172              $  243
  Buildings...............................      5,511               4,062
  Machinery and equipment.................     17,407              21,003
  Construction in progress................      1,430                 826
  Idle assets.............................      5,960                 -
                                              -------              ------
     Total................................     30,480              26,134
  Less accumulated depreciation and
    amortization..........................     (8,245)             (1,355)
                                              -------             -------
          Net.............................    $22,235             $24,779
                                              =======             =======

        Capital lease assets (principally machinery and equipment) at November 1, 1998 and November 2, 1997 were $847,000 and $808,000, respectively. Accumulated amortization related to such capital lease assets at November 1, 1998 and November 2, 1997 was $96,000 and $23,000, respectively.

        Depreciation and amortization expense of property, plant and equipment was $4,377,000 for Fiscal Year 1998, $9,792,000 for Fiscal Year 1997 and $11,417,000 for Fiscal Year 1996.

        In connection with the 1998 Restructuring and 1999 Realignment (see Note 1 to these Financial Statements), the Company has evaluated its carrying value of property, plant and equipment and determined that the carrying value of certain property will not be fully recovered by future operations. Accordingly, the Company has written down the carrying value of property, plant and equipment by $1.4 million during Fiscal Year 1998 based on appraised values. This resulted in a $1.4 million charge to restructuring items during Fiscal Year 1998. Additionally, the Company had idle assets which are stated at fair value, based on appraised values of approximately $6.0 million as of November 1, 1998 which will not be depreciated in future periods.

        In connection with entering into the lease surrender agreement (see Note 13 to these Financial Statements), the Company wrote-down property, plant and equipment by approximately $1.1 million associated with the future abandonment of leasehold improvements and furniture and fixtures.

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

        As of November 3, 1996, $4.2 million was included in construction in progress relating to certain unerected equipment located at the Tifton facility. Such equipment was not sold in connection with the sale of the Tifton facility. During the Predecessor Company 1997 261-Day Period, the Company negotiated the return of such equipment to its manufacturer or sold such equipment and recognized a loss of $2.9 million. Such loss is reflected as an reorganization item in the Predecessor Company 1997 261-Day Period.

7.      OTHER ASSETS

        Other assets consist of the following at November 1, 1998 and November 2, 1997 (in thousands):
                                                 1998             1997
                                                 ----             ----
   Computer information systems,
     net of accumulated amortization of
     $93 and $0............................    $  909             $   94

   Deferred financing costs, net of
     accumulated amortization of
     $744 and $164.........................     1,086              1,520

   Other, net..............................        10                 56
                                               ------             ------
   Total...................................    $2,005             $1,670
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

        Based upon analysis of planned barter credit use, the Company wrote down its barter credits by $0.2 million during the Predecessor Company 1997 261-Day Period.

8.      ACCRUED LIABILITIES

        Accrued liabilities consist of the following at November 1, 1998 and November 2, 1997 (in thousands):
                                                        1998            1997
                                                        ----            ----
   Salaries and wages
      (including related payroll taxes)...........    $  606         $   978
   Incentive compensation.........................       290           2,082
   Vacation.......................................     1,243           1,729
   Interest on long-term debt.....................       143              62
   Medical insurance claims.......................     1,416           1,327
   Professional fees..............................       105             355
   Environmental remediation......................       292             361
   Deferred rental and other lease obligations....       -             2,186
   Loss on open wool purchases commitments........     1,537             -
   Restructuring items............................     1,796             -
   Other..........................................     1,810           2,291
                                                      ------         -------
       Total......................................    $9,238         $11,371
                                                      ======         =======

         The Company reduced its deferred rent liability by $2.1 million during Fiscal Year 1998 in connection with entering into the lease surrender agreement as more fully described in Note 13 to these Financial Statements. During Fiscal Year 1998, the Company also increased liabilities by $1.6 million relating to operating leases (see Note 15 to these Financial Statements) and increased liabilities by $1.5 million relating to loss on open wool purchase commitments.

9.      LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

        Long-term debt consists of the following at November 1, 1998 and November 2, 1997 (in thousands):
                                               1998                 1997
                                               ----                 ----
   Revolving Loan Facility                   $27,908             $13,389
   Term Loan Facility                         20,343              30,327
   Deferred Interest Rate Notes                  -                 1,571
   Other note                                    374                 603
   Capital lease obligations                   1,890               2,414
   License agreement (see Note 13)               669                 -
                                             -------             -------
         Total debt                           51,184              48,304
   Current portion of long-term debt          (7,619)             (5,756)
                                             -------             -------
         Total long-term debt                $43,565             $42,548
                                             =======             =======

         Revolving Loan and Term Loan Facilities - On July 23, 1997, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement provided for a revolving line of credit (including a $10.0 million letter of credit facility), subject to a borrowing base formula, of up to $85 million (the "Revolving Loan Facility") and term loans of approximately $31.5 million (the "Term Loan Facility").

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

         The Revolving Loan Facility and the Term Loan Facility mature on July 22, 2000. If the Company elects to terminate the Revolving Loan Facility prior to April 23, 2000, the Company must pay a termination fee. The fee as subsequently amended will be equal to one half of one percent (.50%) of the sum of the Maximum Revolver ($70 million) plus the then outstanding principal balance of the Term Loan if the Loan and Security Agreement is terminated prior to April 23, 2000. The Term Loan Facility can be prepaid, at the Company's election, without a termination fee at any time prior to maturity. The Company's obligations under the Loan and Security Agreement are secured by liens on substantially all of the Company's assets.

         Outstanding borrowings (including outstanding letters of credit) under the Revolving Loan Facility cannot exceed the sum of (1) 85% of eligible accounts receivable (including eligible bill and hold receivables up to $17.6 million), plus (2) the lesser of $30.0 million or 65% of eligible inventory excluding work-in-process inventory which is 50% eligible, less (3) a reserve that is initially $6.5 million and declines by $47,500 each month as payments under the Term Loan Facility are made. Further, the Company's borrowing base is subject to other reserves which may be established from time to time by BABC. At November 1, 1998, the Company's loan availability as defined in the Loan and Security Agreement, in excess of outstanding advances and letters of credit, was approximately $5.8 million.

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

         At November 1, 1998, there was one fixed rate loan of approximately $18.0 million outstanding under the Revolving Loan Facility, which bore interest at 8.125% per annum, through November 5, 1998. There was one fixed rate loan of approximately $19.0 million outstanding under the Term Loan Facility, which bore interest at 8.50% per annum, through November 30, 1998. Further, at November 1, 1998, approximately $1.3 million of the Term Loan Facility bore floating rate interest at 9.0% per annum, and approximately $9.9 million of the Revolving Loan Facility bore floating rate interest at 8.5% per annum.

         The Term Loan Facility required monthly principal payments of approximately $374,000 commencing August 31, 1997 through February 28, 1999. Further, the Company was required to pay 50% of excess cash flow (as defined in the Loan and Security Agreement) for each fiscal year as long as the outstanding principal balance under the Term Loan Facility was greater than $23.3 million. Such excess cash flow payments are due on April 30 of each year following the fiscal year for which an "excess cash flow" payment is due. Such payments are to be applied against the unamortized principal portion of the Term Loan Facility in the inverse order of maturity. Excess Cash Flow for Fiscal Year 1997 was approximately $2.7 million, and on April 27, 1998, the Company repaid the Term Loan Facility by approximately $1.4 million through borrowings under the Revolving Loan Facility. The Company anticipates no excess cash flow payment for Fiscal Year 1998 because the outstanding principal balance under the Term Loan Facility at November 1, 1998 was $20.3 million.

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

         The Company and its lenders as of March 24, 1998 entered into an amendment to the Loan and Security Agreement modifying, among other things, the definition of earnings before interest, income taxes, depreciation, amortization and reorganization items ("EBITDAR") and Adjusted Tangible Net Worth, and modifying certain loan covenants so as to increase permitted capital expenditures and lower the minimum fixed charge coverage ratio. Such modifications were made in anticipation of the effects of the Company's 1998 Restructuring as more fully described in Note 1 to these Financial Statements. In accordance with the amendment, the Company prepaid $3.0 million of the Term Loan Facility through borrowings under the Revolving Loan Facility on April 29, 1998.

         The Company and its lenders as of September 14, 1998 further amended and restated the Loan and Security Agreement to incorporate FAI into the Credit Facility, fund the on-going working capital needs of FAI, and modify certain existing financial covenants to incorporate FAI and reflect the Company's financial results to date as well as expected results for all of Fiscal Year 1998 and fiscal year 1999. Additionally, the letter of credit facility within the Revolving Loan Facility was increased from $10.0 million to $15.0 million. In accordance with the amendment, the Company prepaid $1.5 million of the Term Loan Facility through borrowings under the Revolving Loan Facility and fees of $0.1 million on October 28, 1998.

         Subsequently, as of February 8, 1999 the Company and its lenders amended the Loan and Security Agreement, waived certain financial covenant defaults arising from the Company's financial results for Fiscal Year 1998 and, among other things, set new financial covenants for Fiscal Year 1999. However, there can be no assurance that the Company will be able to achieve the amended financial covenants during Fiscal Year 1999. In connection with the amendment, the Company agreed to prepay $5.6 million of the Term Loan Facility through borrowings under the Revolving Loan Facility. Additionally, the Company agreed to increase its monthly Term Loan Facility principal payment from $374,000 to $450,000 beginning March 1, 1999. Further based on the Company's declining working capital needs in light of declining revenues, the Company and its lenders agreed to reduce the Revolving Loan Facility commitment from $85 million to $70 million. This reduction is expected to reduce the Company's unused line fee by approximately $75,000 per annum. The Company further agreed to repay a portion of its Term Loan Facility in the future if subsequently obtained appraised orderly liquidation values for the Company's property, plant and equipment securing the Term Loan Facility fall below 83.1% in relation to the outstanding amount owed under the Term Loan Facility. In connection with entering into the amendment to the Loan and Security Agreement the Company agreed to pay BABC for the benefit of the lenders $200,000 which is payable in four equal monthly installments commencing March 31, 1999. Additionally, BABC as Agent, retains the right to withhold up to approximately $1,694,000 in aggregate availability which arose from the expiration of certain letters of credit previously outstanding as a security deposit for the Company's former New York headquarters lease.

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

         On the Effective Date, the outstanding principal amount of the Senior Secured Notes was repaid in full and the Company issued subordinated floating rate notes (the "Deferred Interest Rate Notes") in respect of accrued but unpaid interest (approximately $1.6 million) due the holders of the Senior Secured Notes. In connection with the issuance of the Deferred Interest Rate Notes, the Company paid a closing fee of approximately $31,000. Further, in accordance with the Plan of Reorganization, the Company paid $157,000 in trustee fees and legal fees and expenses. The Deferred Interest Rate Notes were due July 23, 2001 and bore interest at 4.5% per annum above LIBOR, payable monthly. Subject to certain exceptions, the Deferred Interest Rate Notes restricted, among other things, the incurrence of indebtedness and liens. On December 22, 1997, the Company repaid the Deferred Interest Rate Notes and accrued interest due thereon through borrowings under the Revolving Loan Facility.

         Other Note and Capital Lease Obligations - Prior to the Bankruptcy Filing, the Company was a party to certain capital lease financing arrangements which provided financing for the acquisition of various textile machinery and equipment. In connection with the consummation of the Plan of Reorganization, the Company issued a secured note in satisfaction of its obligations under one of the capital leases and restructured the remaining capital leases, with the exception of the ABB Credit, Inc. equipment lease as described below, in settlement of the lessors' secured claims. The principal amount due under such note and capital lease obligations are included in the schedule of aggregate long-term debt maturities below and in Note 13 to these Financial Statements.

         ABB Credit, Inc. ("ABB") and the Company are parties to an equipment lease, dated December 3, 1993 (the "Lease"), pursuant to which ABB leases certain equipment to the Company. The Lease is a financing lease, and ABB perfected its security interest in the equipment. As of November 1, 1998, the aggregate amount that was due to ABB under the Lease was $664,164. Based on an independent appraisal performed at the Company's request, the Company believes that the value of the equipment is substantially less than the amount due to ABB under the Lease and that the secured portion of ABB's claim in the Company's bankruptcy should be reduced to the appraised value of the equipment pursuant to
Section 506(a) of the Bankruptcy Code. Since the Company's Plan of Reorganization was confirmed, the Company and ABB have engaged in settlement negotiations. After numerous discussions, the Company and ABB have reached an agreement to settle ABB's claim subject to the approval of the Bankruptcy Court. The settlement provides that ABB shall have a secured claim of $350,000 and an unsecured claim of $314,164. In respect of ABB's secured claim, the Company will pay ABB $60,000 in cash and issue a note to ABB in the amount of $290,000, which will bear interest at the rate of 9% per annum and will be paid in 60 equal monthly installments. In respect of its unsecured claim, ABB shall receive a pro rata distribution of the Company's common stock based on the formula set forth in the Company's Plan of Reorganization.

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

         Aggregate Maturities - Aggregate long-term debt maturities excluding capital lease obligations (see Note 13 to the Financial Statements), are as follows (in thousands):

         Fiscal Year                                    Amount
         -----------                                   -------
            1999 ..................................... $ 6,361
            2000 .....................................  42,904
            2001 .....................................      29
                                                       -------
         Total   ..................................... $49,294
                                                       =======

10.      INCOME TAXES

         The provision for income taxes is as follows (in thousands):

                                         Reorganized    Predecessor
                                        Company 1997   Company 1997
                                          103-Day        261-Day
                              1998         Period        Period          1996
                              ----         ------        ------          ----
         Current             $ -            $ -         $   -            $ -
         Deferred              -             461            -              -
                             -----          ----        ------           -----
         Total               $ -            $461        $   -            $ -
                             =====          ====        ======           =====

         A reconciliation between federal income taxes at the statutory rate and the Company's income tax provision is as follows:

                                           Reorganized  Predecessor
                                           Company 1997 Company 1997
                                             103-Day      261-Day
                                 1998         Period      Period          1996
                                 ----         ------      ------          ----
Federal statutory tax rate     (35.00)%      35.00%      (35.00)%       (35.00)%
State income taxes, net
   of federal benefit           (4.50)        4.50        (4.50)         (4.50)
Valuation allowance             39.50          --         29.09          32.94
Non-deductible expenses          --          14.93        10.41           6.56
                                -----        -----        -----          -----
Income tax provision             --   %      54.43%         --  %          --  %
                                =====        =====        =====          =====

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax accounts at November 1, 1998 and November 2, 1997 are as follows (in thousands):

                                                         1998              1997
                                                         ----              ----
   Deferred tax liabilities:

   Inventories....................................   $    -             $   968
                                                     --------           -------

   Deferred tax assets:

   Operating loss carryforwards...................    (11,139)           (7,773)
   Alternative minimum tax carryforwards..........       (923)             (923)
   Differences between book and tax basis of
      property, plant and equipment...............     (2,855)           (2,797)
   Difference between book and tax basis of
      intangible assets...........................       (706)              -
   Accrued liabilities............................     (4,235)           (2,954)
   Barter credits reserve.........................                         (963)
   Allowance for uncollectible accounts...........     (1,419)           (2,068)
   Inventories....................................     (1,369)               -
   Other  ........................................       (111)              (30)
                                                     --------           -------
      Total.......................................    (22,757)          (17,508)

   Valuation allowance............................     22,757            16,540
                                                     --------           -------
   Net deferred tax accounts......................   $    -             $   -
                                                     ========           =======

         The valuation allowance has been provided due to uncertainties regarding the realization of net deferred tax assets, and increased $6.2 million during Fiscal Year 1998 primarily due to the increase in the operating loss carryforwards. At November 1, 1998, the Company had cumulative net operating loss carryforwards for federal income tax purposes of approximately $31.8 million. For federal income tax purposes, net operating loss carryforwards begin to expire in the year 2010. Under the Plan of Reorganization, certain debt instruments were canceled in exchanged for shares in the reorganized Company's common stock as described in Note 2 to the Financial Statements. As a result, the Company recognized a gain on extinguishment of debt of approximately $24.1 million in the Predecessor Company 1997 261-Day Period. The Company had sufficient net operating loss carryforwards to offset this gain and therefore, no income tax expense was recorded.

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

11.      SHAREHOLDERS' EQUITY AND STOCK OPTION PLANS

         Shareholders' Equity - The Company had 4,387,819 shares of common stock outstanding at November 1, 1998 (including 48,127 shares of common stock held by the Company as the Distribution Agent under the Plan of Reorganization in a Disputed Claims Equity Reserve pending determination of the entitlement thereto of holders of certain disputed claims against the Company) having a par value of $.01 per share. Authorized shares were 35,000,000 at November 1, 1998. In accordance with "fresh start" accounting, as more thoroughly described in Note 2 to the Financial Statements, the balance of the shareholders' deficit on July 22, 1997 was reclassified to additional paid-in capital. Accordingly, at November 1, 1998 and November 2, 1997, retained earnings (deficit) is comprised of the net income (loss) of the Company since its emergence from bankruptcy on July 23, 1997.
         Also on the Effective Date, the Company issued warrants to holders of record as of July 9, 1997 of its old common stock and its old preferred stock. Eligible stockholders received warrants to purchase an aggregate of 87,756 shares of the Company's new common stock at an exercise price of $23 per share. The warrants may be exercised at any time prior to the second anniversary of the Effective Date.

         Registration Rights Agreement - On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with certain holders of its common stock. The Registration Rights Agreement required the Company to file a registration statement covering the shares of common stock held by such holders on or before March 31, 1998. The Company has been unable to file a registration statement covering the shares of common stock held by such holders that are a party to the Registration Rights Agreement. On November 25, 1998, the Registration Rights Agreement was amended to delete the requirement that a holder of common stock covered under the Registration Rights Agreement hold at least 1% of the total number of shares of common stock outstanding in order to enjoy registration rights with respect to its shares. The Registration Rights Agreement was further amended to be binding upon and inure to the benefit of the holders of the common stock covered under the Registration Rights Agreement and their respective heirs, successors and permitted assigns..

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

         Pursuant to the Plan of Reorganization options outstanding under the Option Plan were terminated. The Company, pursuant to the Plan of Reorganization, adopted the Forstmann & Company, Inc. Executive Stock Option Plan (the "Executive Option Plan") for key employees and reserved 487,528 shares of its new common stock for future issuance upon the exercise of stock options granted or to be granted pursuant to the Executive Option Plan. On the Effective Date, the Company granted options to purchase an aggregate of 146,258 shares of common stock at an exercise price of $12.88 per share to certain employees. One-quarter of these options vested on the Effective Date and an additional quarter will vest on each of the first three anniversaries of the Effective Date. No options under the Executive Option Plan were exercised during Fiscal Year 1998.

         Directors Plan - In October 1997, the Board of Directors of the Company adopted the 1997 Directors Compensation Plan (the "Directors Plan"). The Directors Plan became effective on December 19, 1997 was approved by the shareholders of the Company on August 14, 1998 and will terminate on December 31, 2007, unless earlier terminated by the shareholders of the Company. Directors of the Company who are not also officers or employees of the Company or its subsidiaries are eligible to participate in the Directors Plan (each a "Participant").

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

         Each Participant will receive for services as a director, for each fiscal quarter during each fiscal year of the Company from 1998 through 2007, an award of that number of shares of the Common Stock (rounded to the nearest whole number) as equals $3,000 divided by the Fair Market Value of a share of the Common Stock as of the last business day of such fiscal quarter, subject to a prorated adjustment if the Participant was not a director at the time of each meeting of the Board of Directors held during such fiscal quarter. Pursuant to the Directors Plan, 3,997 shares of the Common Stock were awarded to directors during Fiscal Year 1998.

         In October 1995, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" was issued. The adoption of the new recognition provisions for stock-based compensation expense included in SFAS No.123 is optional. As permitted by SFAS No. 123, the Company has elected to follow the measurement provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," in its accounting for employee stock options and does not recognize compensation expense for its stock-based plans; therefore, no impact on the Company's financial position and results of operations is expected. Had compensation cost for the Executive Option Plan been determined consistent with the methodology prescribed by SFAS No.123, the Company's net income and earnings per share for the Reorganized Company 1997 103-Day Period and Fiscal Year 1998 would have been as follows:

                                                                   Reorganized
                                       Fiscal Year                   Company
                                         1998                    103-Day Period
                                         ----                    --------------
     Net income (loss)
        As reported                  $(18,987,000)                  $290,000
        Pro forma                     (19,384,000)                   113,000

     Income (loss) per share
        - basic and diluted
        As reported                        $(4.33)                      $.07
        Pro forma                           (4.42)                       .03


            The following summarizes the stock option activity for Fiscal Year 1998, 1997 and 1996:

                                            1998         1997        1996
                                            ----         ----        ----
Shares under option at
   beginning of fiscal year                146,258     145,667     421,301
Granted                                     72,000     146,258        --
Exercised                                     --          --          --
Terminated                                 (36,377)   (145,667)   (275,634)
                                          --------    --------    --------
Shares under option at end
   of fiscal year                          181,881     146,258     145,667
                                          ========    ========    ========
Options exercisable at end of
   of fiscal year                           88,941      36,564      95,667
                                          ========    ========    ========
Options/shares available for
   future grant/award                      751,595     341,270     800,536
                                          ========    ========    ========

Option prices per share:
Granted                                   $  12.88    $  12.88        --
Exercised                                     --          --          --
Outstanding at end of fiscal
   year                                   $  12.88    $  12.88  $6.75-$8.50

         The Company used the Black-Scholes option pricing model to determine the fair value of grants made in Fiscal Year 1998 and Fiscal Year 1997. The following variables were applied in determining the pro forma compensation cost:

                                           Fiscal Year           Fiscal Year
                                              1998                  1997
                                              ----                  ----
   Risk free interest rate                   5.20%                 6.06%
   Expected dividend yield                   0.00%                 0.00%
   Expected option life                      10.0 years             5.0 years
   Expected stock price volatility          44.20%                44.20%
   Weighted average fair value of
      options granted                       $6.89                 $4.30

         The outstanding stock options at November 1, 1998 have a weighted average contractual life of 8 years eleven months.

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

         Net periodic pension cost for the periods indicated include the following components at November 1, 1998 and November 2, 1997 (Combined Reorganized Company 1997 103-Day Period and Predecessor Company 1997 261-Day Period) and November 3, 1996 (in thousands, except assumption percentages):

                                                  1998                    1997                    1996
                                          --------------------   ----------------------   ---------------------
                                           Hourly     Salaried     Hourly      Salaried     Hourly     Salaried
                                          Pension     Pension     Pension      Pension     Pension     Pension
                                            Plan        Plan        Plan         Plan        Plan        Plan
Service cost                              $   632     $   627     $   633     $   695     $   659     $   798
Interest cost                                 839         744         750         676         681         577
Return on plan assets                      (1,078)       (856)       (853)       (730)       (537)       (503)
                                          -------     -------     -------     -------     -------     -------
Net periodic pension cost                 $   393     $   515     $   530     $   641     $   803     $   872
                                          =======     =======     =======     =======     =======     =======

Assumptions used in the accounting are:

Discount rates                               6.75%       6.75%       7.25%       7.25%       7.50%       7.50%
Rate of increase in
  compensation levels                        --          4.00%       --          4.00%       --          4.00%
Expected long-term rate
  of return on assets                        8.75%       8.75%       8.75%       8.75%       8.00%       8.00%

         The following schedule sets forth the funded status of the hourly and salaried pension plans and the plan assets (accrued pension costs) included in the Company's balance sheets at November 1, 1998 and November 2, 1997, respectively (in thousands):

                                                         1998                    1997
                                                 --------------------    --------------------
                                                   Hourly    Salaried      Hourly    Salaried
                                                  Pension    Pension      Pension    Pension
                                                    Plan       Plan         Plan       Plan
Actuarial present value of pension obligation:
   Vested                                        $(11,867)   $(10,106)   $(10,293)   $ (8,613)
   Nonvested                                       (1,251)       (316)     (1,125)       (408)
                                                 --------    --------    --------    --------
Accumulated benefit obligation                    (13,118)    (10,422)    (11,418)     (9,021)
Effects of projected future
  compensation levels                                --        (1,330)       --        (1,434)
                                                 --------    --------    --------    --------
Projected benefit obligation                      (13,118)    (11,752)    (11,418)    (10,455)
Plan assets at fair value                          13,510      11,088      12,121       9,831
Unrecognized net loss (gain)                        1,766        (786)        719        (814)
                                                 --------    --------    --------    --------
Plan assets (accrued pension
  costs) included in balance sheet               $  2,158    $ (1,450)   $  1,422    $ (1,438)
                                                 ========    ========    ========    ========

         The Company's assumed discount rate ("discount rate") used to measure the accumulated benefit obligation for its hourly and salaried pension plans as of the end of Fiscal Year 1998 was decreased from 7.25% to 6.75% based on the composition of the accumulated benefit obligation and current economic conditions.

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

         The Company has a qualified employees' savings, investment and profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Qualified 401(k) Plan"). During Fiscal Year 1997, the Qualified 401(k) Plan was amended to include eligible hourly employees participation in the Qualified 401(k) Plan effective January 1, 1998. The Company also adopted a non-qualified salaried employees' savings, investment and profit sharing plan covering certain salaried employees not covered under the Qualified 401(k) Plan (the "Non-Qualified Plan"). During Fiscal Year 1998, the Company terminated the Non-Qualified Plan. The Company contributed approximately $37,000 to the Qualified 401(k) Plan during Fiscal Year 1998. No matching contributions were made to the Non-Qualified plan during Fiscal Year 1998. No matching contributions to the Qualified 401(k) Plan or Non-Qualified Plan were made by the Company in Fiscal Year 1997 or Fiscal Year 1996.

         Effective as of November 14, 1996, the Bankruptcy Court approved the Company's Incentive Compensation and Retention Program (the "Program") which provided certain eligible employees with a pre-determined confirmation bonus and provided for a discretionary bonus to certain employees of the Company selected by the Company's Chief Executive Officer in consultation with the Board of Directors. The aggregate amounts payable under the program as a confirmation bonus could not exceed $990,000 and the total of the discretionary bonuses awarded could not exceed $510,000 (plus any portion of the confirmation bonus pool not paid to a participant as a result of ineligibility of any one or more confirmation bonus participants). The confirmation and discretionary bonuses payable to a participant under the Program were to be payable in two installments, 50% one month after the Company's Plan of Reorganization became effective with the remaining 50% payable six months after the Plan of Reorganization became effective. The Plan of Reorganization became effective on July 23, 1997. Accordingly, on August 26, 1997 and January 20, 1998, the Company paid approximately $0.8 million on each date in connection with the Program. Further, the Program provides a termination award to certain key employees if the eligible employee is terminated without "cause" within two years following the confirmation of the Plan of Reorganization. A termination award will be equal to one and one-half times the terminated participant's base salary and is payable to the terminated participant no later than three business days following the date of the participant's termination with the Company.

13.      COMMITMENTS AND CONTINGENCIES

         Lease Commitments - Aggregate future minimum lease commitments under operating leases and capital leases with an initial or remaining non-cancelable term in excess of one year, together with the present value of the minimum capital lease payments at November 1, 1998, are as follows (in thousands):

                                                 Operating         Capital
  Fiscal Year                                      Leases           Leases
  -----------                                      ------           ------
     1999.....................................     $1,985           $1,516
     2000.....................................      1,742              624
     2001.....................................      1,502               20
     2002.....................................        912                8
     2003.....................................        511                8
     Thereafter...............................      3,033              -
                                                   ------           ------
     Total minimum lease payments.............     $9,685           $2,176
                                                   ======

     Less amount representing interest........                         286
                                                                    ------
     Present value of minimum lease
        payments..............................                       1,890
     Less current portion of capital
        lease obligations.....................                       1,258
                                                                    ------
     Long-term portion of capital
        lease obligations.....................                      $  632
                                                                    ======

         Rental expense under operating leases was $2.8 million for Fiscal Year 1998, $2.8 million for Fiscal Year 1997 and $3.1 million for Fiscal Year 1996.

         The Company and the landlord of its corporate and marketing offices have entered into a lease surrender agreement whereby the Company vacated its former New York office on January 25, 1999. Pursuant to the agreement, the Company waived any and all existing and future claims against the landlord arising out of, or in connection with the takeover agreement, effective August 1, 1995, whereby the landlord had previously agreed to take over the Company's remaining obligations under the Company's previous lease. The Company waived the right to collect contributions due the Company from the landlord for leasehold improvements and related fees and expenses the Company had incurred. The Company had fully reserved such claims against the landlord during Fiscal Year 1997. In connection with entering into the lease surrender agreement, the Company wrote down property, plant and equipment by approximately $1.1 million associated with the abandonment of leasehold improvements and furniture and fixtures, wrote-down the estimated deferred rent liability at January 1, 1999 by approximately $2.1 million, accrued $0.5 million for broker's commission and accrued approximately $0.1 million for lease cancellation liability. These items resulted in a $0.4 million gain which was recorded as a restructuring item during Fiscal Year 1998. The Company has entered into a ten-year lease for corporate and marketing offices at a new location in New York, New York, pursuant to which the Company will reduce the amount of space it occupies and lower the associated annual rent expense by approximately $0.7 million. In connection with the new lease, the Company expects to incur approximately $1.0 million in build-out cost, furniture and moving related costs. Such costs will be funded through borrowings under the Company's Revolving Loan Facility.

         License & Royalty Agreements - FAI is a party to a license agreement with Oleg Cassini, Inc. which permits the Company to use the Oleg Cassini trademark in connection with the manufacturing, advertising, merchandising, selling and distribution of women's tailored suits through December 31, 2000. The agreement requires the Company to pay Oleg Cassini, Inc. a minimum royalty of $350,000 annually payable in equal consecutive monthly installments of $29,167. Further, the Company is required to pay Oleg Cassini, Inc. percentage royalties in an amount equal to 2% of net sales for FAI in excess of $30.0 million during any annual period.

         Purchase Commitments - In the ordinary course of business, the Company has significant purchase orders for wool outstanding, which generally require the placement of an order six-to-nine months prior to delivery.

         Letters of Credit - At November 1, 1998, the Company had outstanding letters of credit aggregating $3.1 million.

         Litigation - The Company is a party to legal actions arising out of the ordinary course of business. In the opinion of management, after consultation with counsel, other than environmental matters, the resolution of these claims will not have a material adverse effect on the financial position or results of operations of the Company.

         Employment Agreements - The Company has employment and compensation agreements with two key officers. The agreements provide for a minimum annual salary of $265,000 each through January 26, 2000. Each of the officers was also granted 12,000 options under the Executive Option Plan. The agreements also provide for subsequent option grants of 2,500 options each on an annual basis, beginning on the third anniversary of the agreements.

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

         By letter dated December 21, 1998, EPD requested that the Company submit a CSR for the site by June 21, 1999. EPD indicated that it had sent Burlen a similar request. The Company intends to submit the CSR for the site by the requested deadline.

         At November 1, 1998, the Company had $0.3 million accrued for costs to be incurred in connection with the TCE, 1,1-DCA and Tifton facility environmental matters. The Company, subject to EPD's response to J.P. Stevens revised CSR and compliance status certification and EPD's response to the Tifton site, believes the accrual for environmental costs at November 1, 1998 is adequate.

 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Long-term debt (other than capital lease obligations) - The Company's borrowings under the Revolving Loan Facility and Term Loan Facility approximate fair value because the interest rates are floating rates and identified by reference to market rates.

         Accordingly, the Company believes that the carrying amount for cash, accounts receivable, accounts payable and long-term debt (other than capital lease obligations) approximates fair value at November 1, 1998 and November 2, 1997.

 15.      RESTRUCTURING ITEMS

         Restructuring items related to the Company's 1998 Restructuring have been segregated and included in normal operations during Fiscal Year 1998 and consists of (in thousands):
                                                                       1998
                                                                       ----
  Severance and "stay-put" bonus expense
     and related employee benefits                                   $  803
  Loss on impairment of machinery and equipment                       1,423
  Loss associated with operating lease cancellation liability         1,585
  Gain associated with N.Y. office
     lease surrender                                                   (368)
  Other                                                                  52
                                                                     ------
  Total                                                              $3,495
                                                                     ======

         During Fiscal Year 1998, certain of the Company's machinery and equipment was rendered impaired. The Company currently estimates based on appraised values, that the fair value of such equipment is $1.4 million below its current net book value. Accordingly, the Company recognized a loss on impairment of $1.4 million as a restructuring item during Fiscal Year 1998.

         As a result of the company's 1998 Restructuring and 1999 Realignment (see Note 1 to these Financial Statements), the Company evaluated its equipment needs and determined that it no longer required certain equipment which was covered under operating lease agreements. The future minimum lease payments associated with such equipment was approximately $1.6 million. Accordingly, the Company recognized a loss of $1.6 million as a restructuring item during Fiscal Year 1998.

         In connection  with entering into the lease  surrender  agreement  (see
Note 13 to these Financial Statements), the Company wrote-down property, plant and equipment by approximately $1.1 million associated with the future abandonment of leasehold improvements and furniture and fixtures, wrote-down the estimated deferred rent liability at January 1, 1999 by approximately $2.1 million, accrued $0.5 million for broker's commission and accrued approximately $0.1 million for lease cancellation liability. These items resulted in a $0.4 million gain which was recorded as a restructuring item during Fiscal Year 1998.

         The cash and non-cash elements of the 1998 Restructuring and 1999 Realignment approximate $3.1 million and $0.4 million, respectively. Details of the restructuring charge for Fiscal Year 1998 are as follows:

                         Original             Utilized             Balance at
                          Accrual         Cash       Non-Cash   November 1, 1998
                          -------         ----       --------   ----------------
 Impairment of
    long-lived assets     $1,423         $   -        $1,423          $  -
 Employee severance          803            592          -               211
 Operating lease           1,585              7          -             1,578
 Other                      (316)           664         (987)              7
                          ------         ------       ------          ------
 Total                    $3,495         $1,263       $  436          $1,796
                          ======         ======       ======          ======

16.      REORGANIZATION ITEMS

         In accordance with SOP 90-7, professional fees, asset impairments and restructuring charges directly related to the Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during Fiscal Year 1998, the Reorganized Company 1997 103-Day Period, the Predecessor Company 1997 261-Day Period and Fiscal Year 1996 and consists of (in thousands):

                                                              Reorganized                   Predecessor
                                                                Company                       Company
                                                        ------------------------      ----------------------
                                                                    1997 103-Day      1997 261-Day
                                                           Fiscal   Period Ended      Period Ended    Fiscal
                                                            Year     November 2,        July 22,       Year
                                                            1998       1997               1997         1996
                                                            ----       ----               ----         ----
Professional fees ...................................   $    75      $   288             $ 3,102     $ 4,084
Write off of deferred financing cost and
  expense and other financing fees incurred .........      --           --                   403        --
Impairment of assets (See Notes 5, 6 and 7) .........      --           --                 4,199       5,076
Expense (gain) incurred due to the rejection
   and amendment of executory contracts .............       (40)        --                 3,314         925
Default interest expense and professional
   fees associated with the Senior Secured
   Notes ...........................................       --           --                  (388)      1,101
Severance expenses ..................................      --             51                 105         279
Adjustment of accounts to fair value
   (see Note 2) .....................................      --           --                22,076        --
Other ...............................................        64           56                 590         590
                                                        -------      -------             -------     -------
  Total .............................................   $    99      $   395             $33,401     $12,055
                                                        =======      =======             =======     =======

         During the Predecessor Company 1997 261-Day Period, the Company recognized a $2.9 million loss for certain equipment not installed at the Company's Tifton facility which was sold during the Predecessor Company 1997 261-Day Period.

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

         During the Predecessor Company 1997 261-Day Period, the Company fully reserved against accounts receivable from its current landlord of its headquarters and marketing offices lease relating to its assumption of a portion of the Company's former headquarters lease as well as the remaining work allowance receivable under the lease. This charge was partially offset by a reduction in the deferred rent liability account for the lease due to the adjustment of the work allowance receivable. Expense of $0.9 million was charged to reorganization expense during the Predecessor Company 1997 261-Day Period as a result of these items.

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for Fiscal Year 1998 and the Reorganized Company 12-Day Period Ended August 3, 1997 and 91-Day Period Ended November 2, 1997, the Predecessor Company 1997 first and second fiscal quarters and the Predecessor Company 1997 79-Day Period Ended July 22, 1997 are summarized as follows (in thousands, except per share information):


 Reorganized Company:                                                  Fiscal Quarter
 --------------------------------------      ------------------------------------------------------------------
                                                First            Second           Third            Fourth
                                                -----            ------           -----            ------
 Fiscal Year 1998
 ----------------
 Net sales . . .........................      $29,017           $49,625         $38,996           $31,959
 Gross profit (loss)....................        3,312             7,907           1,975            (5,357)
 Restructuring items....................          -                 312           1,254             1,929
 Reorganization items...................           20                35              25                19
 Net income (loss)......................       (1,258)            1,480          (4,160)          (15,049)
 Income (loss) per common
    share - basic and diluted...........         (.29)              .34            (.95)            (3.43)


 Reorganized Company:                                                  Fiscal Period
 ---------------------------------------     -------------------------------------------------------------------
                                                                                12-Day            91-Day
                                                                                Period            Period
                                                                                 Ended             Ended
                                                                                August 3,        November 2,
                                                                                  1997              1997
                                                                                  ----              ----
  Fiscal Period 1997
  ------------------
  Net sales . . ........................                                         $8,016          $49,110
  Gross profit..........................                                          2,163            5,563
  Reorganization items..................                                          -                  395
  Income (loss) before
     extraordinary item.................                                            893             (567)
  Income (loss) applicable to
     common shareholders................                                            893             (603)
  Income (loss) before
     extraordinary item per share
     applicable to common
     shareholders - basic
     and diluted........................                                            .20             (.11)
  Extraordinary loss on debt
     discharge - basic and diluted......                                             -                 -
  Income (loss) per share applicable
     to common shareholders
     - basic and diluted................                                            .20             (.13)


  Predecessor Company:                                                      Fiscal Period
----------------------------------------     -------------------------------------------------------------------
                                                                                 79-Day
                                                                                 Period
                                                                                 Ended
                                                                                July 22,
                                                First            Second           1997
                                                -----            ------           ----
  Fiscal Period 1997
  ------------------
  Net sales.............................      $31,218           $64,786        $ 45,880
  Gross profit..........................        2,843            11,926           3,898
  Reorganization items..................        4,151             4,174          25,076
  Income (loss) before
     extraordinary item.................       (7,318)            2,040         (26,152)
  Income (loss) applicable to
     common shareholders................       (7,318)            2,040          (2,017)
  Income (loss) before extraordinary
     item per share applicable to
     common shareholders
     - basic and diluted................        (1.30)              .36           (4.65)
  Extraordinary gain on debt
     discharge - basic and diluted......           -                  -          24,135
  Income (loss) per share applicable
     to common shareholders
     - basic and diluted................        (1.30)              .36            (.36)

           During the second quarter of Fiscal Year 1998, the Company recognized $1.0 million of severance and stay-put bonus expense in connection with the 1998 Restructuring (see Note 1 to these Financial Statements). Additionally, the Company recognized a $0.7 million gain in anticipation of entering into the lease surrender agreement (see Note 13 to these Financial Statements). These items resulted in a $0.3 million charge to restructuring items during the second quarter of Fiscal Year 1998. The Company increased inventory market reserves by $1.1 million relating to the 1998 Restructuring. This expense was charged to cost of goods sold during the second quarter of Fiscal Year 1998.

           During the third quarter of Fiscal Year 1998, the Company recognized a loss of $0.7 million as a restructuring item relating to the impairment of certain machinery and equipment. Additionally, the Company recognized severance and stay-put bonus expense of $0.2 million and a $0.3 million loss related to the lease surrender agreement. These items resulted in a $1.2 million charge to restructuring items during the third quarter of Fiscal Year 1998. The Company increased inventory market reserves by $1.5 million relating to the 1998 Restructuring. This expense was charged to cost of goods sold during the third quarter of Fiscal Year 1998.

           During the fourth quarter of Fiscal Year 1998, the Company recognized a $0.4 million gain associated with severance and stay-put bonuses, a $0.7 million loss on impairment of certain machinery and equipment and a $1.6 million loss associated with operating lease cancellation liability. These items resulted in a $1.9 million charge to restructuring items during the fourth quarter of Fiscal Year 1998. Additionally, the Company wrote inventory down by $3.0 million (see Note 5 to these Financial Statements) and increased accrued liabilities by $1.5 million relating to loss on open wool purchase commitments. These items resulted in a $4.5 million charge to cost of goods sold during the fourth quarter of Fiscal Year 1998. During the fourth quarter of Fiscal Year 1998, the Company also recognized severance expense of $0.4 million in connection with the termination agreement entered into with the former owners of Arenzano and a $1.0 million charge relating to the write off of certain intangible assets of FAI. Further, the Company expensed approximately $0.8 million for the remaining royalty payments due under a licensing agreement assumed in connection with FAI's acquisition of Arenzano. These items resulted in an increase to selling, general and administrative expenses of $1.2 million and a $1.0 million charge to loss from abandonment, disposal and impairment of machinery and equipment and other assets during the fourth quarter of Fiscal Year 1998.

           During the Predecessor Company 79-Day Period Ended July 22, 1997 in connection with the adoption of "fresh start" accounting, the Company adjusted its inventory balances to fair value resulting in the elimination of the LIFO reserve of approximately $2.7 million and a write-up of approximately $3.8 million above the predecessor Company's FIFO cost (See
    Note 5 to these Financial Statements) and decreased the value assigned to property, plant, and equipment by $28.6 million (See Note 6 to these Financial Statements). These items resulted in a $22.1 million charge to reorganization items during the Predecessor Company 1997 79-Day Period Ended July 22, 1997.

           As a result of the consummation of the Plan of Reorganization which resulted in the exchange of the general unsecured claims against the Company for equity in the reorganized Company, the Company recognized an extraordinary gain on debt discharge of $24.1 million during the Predecessor Company 79-Day Period Ended July 22, 1997. Also during the Predecessor Company 79-Day Period Ended July 22, 1997, the Company wrote off approximately $1.2 million of deferred software development costs (See Note 7 to these Financial Statements) and wrote off approximately $0.9 million of certain assets and liabilities associated with the Company's headquarters lease (See Note 16 to these Financial Statements), accelerated depreciation associated with impaired property, plant and equipment by $0.5 million (See
    Note 6 to these Financial Statements) and wrote off approximately $0.2 million of deferred financing costs (See Note 9 to these financial statements).

           During the first quarter of Fiscal Year 1997, the Company accrued a $3.0 million loss for certain unerected equipment at the Company's Tifton facility which was held for sale. During the Predecessor Company's 1997 79-Day Period Ended July 22, 1997, such equipment was sold and a gain of $0.1 million was realized (See Note 6 to these Financial Statements). During the second quarter of Fiscal Year 1997, the Company increased pre-petition unsecured liabilities by $3.3 million (See Note 16 to these Financial Statements), increased inventory market reserves related to the converting fabrics product line by $0.9 million (See Note 5 to these Financial Statements) and wrote down its barter credits by $0.2 million (See Note 7 to these Financial Statements). Also, due to the seasonal nature of the Company's business, during the first quarter of Fiscal Year 1997 and the Reorganized Company 1997 Fourth Quarter, the Company incurred significant unfavorable manufacturing variances resulting from a slowdown of production at its manufacturing facilities.

                                                                     SCHEDULE II




                            FORSTMANN & COMPANY, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
              THE FIFTY-THREE WEEKS ENDED NOVEMBER 3, 1996 AND THE
           FIFTY-TWO WEEKS ENDED NOVEMBER 2, 1997 AND NOVEMBER 1, 1998


                                       Additions
                                       Balance at            Charged to                                       Balance
                                       Beginning             Costs and                                         at End
Description                            of Period              Expenses              Deductions               of Period
--------------------------------       ---------              --------              ----------               ---------
Allowance for Doubtful Accounts:

Fifty-Three Weeks Ended
  November 3, 1996                     $2,991,000            $1,397,000           $(183,000)  (1)            $4,205,000
Fifty-Two Weeks Ended
  November 2, 1997                     $4,205,000              $710,000         $(4,457,000)  (1)(2)           $458,000
Fifty-Two Weeks Ended
  November 1, 1998                       $458,000              $851,000               -                      $1,309,000

Inventory Market Reserves:

Fifty-Three Weeks Ended
  November 3, 1996                     $8,611,000           $10,678,000        $(12,927,000)                  $6,362,000
Fifty-Two Weeks Ended
  November 2, 1997                     $6,362,000            $3,334,000         $(8,975,000)  (2)               $721,000
Fifty-Two Weeks Ended
  November 1, 1998                       $721,000            $5,648,000         $(3,248,000)                  $3,121,000

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Company

         Each of Bruce W. Gregory, James Kjorlien and David Matlin is a member of the Board of Directors (the "Board") of Forstmann & Company, Inc. (the "Company") and is not an officer or employee of the Company.

         The following table provides information regarding the directors:


Name                        Age                 Date Appointed Director
-----------------          ----                 -----------------------
Bruce W. Gregory            34                  September 1997
James E. Kjorlien           47                  July 1997
David T. Matlin             37                  October 1998

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

         David T. Matlin is a Managing Director at Credit Suisse First Boston in New York, NY, where he is head of the Global Special Situations group. Mr. Matlin has been at Credit Suisse First Boston since 1994 where he is responsible for the firm's long term proprietary investments in this area. Mr. Matlin serves as a director of California Coastal Committees, Inc., a real estate investment company.

         None of the directors has any family relationship with any other director or with any executive officer of the Company.

Executive Officers of the Company

         The following table provides information regarding the Company's executive officers:

Name                      Age              Title
------------------       ----              -----------------------------
Brian A. Moorstein        38               President (Principal Executive
                                           Officer)

Rodney J. Peckham         43               Executive Vice President Finance,
                                           Administration and Strategic
                                           Planning,
                                           Secretary and
                                           Treasurer (Principal Financial
                                           Officer)

Gary E. Schafer           47               Vice President and Corporate
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

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the outstanding Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports furnished to it, the Company believes that all the Company's directors and officers timely filed all reports required during the Company's Fiscal Year 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the three executive officers of the Company during Fiscal Years 1998, 1997 and 1996 of the Company.

                                                                          Other Annual       Securities           All Other
          Name and                Fiscal                       Bonus      Compensation       Underlying         Compensation
     Principal Position            Year           Salary($)    ($)1          ($)2          Options (#)3,4           ($)5
     ------------------            ----           ---------    -----       ----------      --------------       -------------
     Brian A. Moorstein            1998            257,830          -            739             12,000               50,000
        President                  1997            193,000     53,446          8,479             19,501               50,000
       (Principal Executive        1996            174,667          -          7,234                  -                    -
        Officer)

     Rodney J. Peckham(6)          1998            257,830          -          3,369             12,000               50,616
        Executive                  1997            234,015     63,381          9,241             19,501               50,000
        Vice President             1996            238,013          -          2,486                  -                    -
        Finance,
        Administration and
        Strategic Planning
        (Principal Financial
         Officer)

     Gary E. Schafer               1998            125,000          -          1,046                  -               17,500
        Vice President             1997            125,000     32,715          4,750              4,875               17,500
        and Corporate              1996            119,708          -          4,900                  -                    -
        Controller
        (Principal
        Financial Accounting
        Officer)

------------------------
1 The amount of any bonus earned for a fiscal year, although included in the fiscal year earned, is actually determined and paid after the end of the fiscal year. The amount in Fiscal Year 1997 reflects the actual amount earned under the Company's Management Incentive Plan for Fiscal Year 1997, of which 70% was paid in December 1997 and the remaining amount was paid in November 1998.

2 Represents tax liability reimbursed by the Company arising from contributions made by the executive officer and for investment earnings thereon under a Company employee savings plan, auto allowance and related tax liability reimbursed by the Company for Messrs. Moorstein and Peckham and moving costs for Mr. Peckham and amounts paid for health club dues for executives participating in the Company's health club program.

3 Pursuant to the Company's Plan of Reorganization, an aggregate of 487,528 shares of the Common Stock were reserved for issuance on exercise of options granted or to be granted pursuant to the Company's Executive Stock Option Plan and, as of the effective date of the Plan of Reorganization (the "Effective Date"), 146,258 options were granted to certain employees of the Company at an exercise price of $12.88 per share. Amounts reflected for Fiscal Year 1997 represent the options granted under the Executive Stock Option Plan, of which 25% vested on the Effective Date and an additional 25% will vest on each of the first three anniversaries of the Effective Date.

4 During Fiscal Year 1998, Messrs. Moorstein and Peckham entered into employment agreements, hereinafter more thoroughly described (the "Executive Employment Agreements") which among other things, granted an additional 12,000 shares of the Company's Common Stock under the Company's Option Plan at an exercise price of $12.88 per share.

        Additionally, the Executive Employment Agreements provide for an automatic annual grant of options commencing on the third anniversary of the Executive Employment Agreements to purchase an additional 2,500 shares of the Company's Common Stock under the Option Plan. All options granted pursuant to the Executive Employment Agreements become exercisable as to one-third of the shares subject to such option on the date of grant and on each of the first two anniversary dates of the date of grant.

5. Effective as of November 14, 1996, the court administering the Company's bankruptcy approved the Company's Incentive Compensation and Retention Program which provided certain eligible employees with a predetermined confirmation bonus and provided for a discretionary bonus to certain employees selected by the Company's Chief Executive Officer in consultation with the Board of Directors. During the 1997 fiscal year, Messrs. Moorstein and Peckham were paid $50,000 and Mr. Schafer was paid $17,500 under this program. During Fiscal Year 1998, Messrs. Moorstein and Peckham were paid $50,000 and Mr. Schafer was paid $17,500 under this program.

Compensation Arrangements with Mr. Moorstein and Mr. Peckham

         On January 26, 1998, Mr. Moorstein was appointed President of the Company and Mr. Peckham was appointed Executive Vice President of Finance, Administration and Strategic Planning and Chief Financial Officer. Each of them participates in the Management Incentive Plan and the Executive Stock Option Plan. Messrs. Moorstein and Peckham entered into the Executive Employee Agreements dated as of January 26, 1998. The Executive Employment Agreements provide each of the executives an annual salary of not less than $265,000 through January 26, 2000. On such date and on each following January 26, the term of each Executive Employment Agreement shall automatically be extended for an additional year, unless the Company notifies the executive not later than one year prior to January 26, 2000 or to any anniversary date thereof of its election not to so extend the term. Each Executive Employment Agreement provides for the payment of a termination award if the executive is terminated without cause or, in the event of a change of control (as defined), if the executive is terminated or his role is diminished within two years following a change of control. The termination award due the affected executive will be 200% of the affected executive's base salary plus an amount equal to the average of the annual incentive bonuses paid to the execution over the three completed years preceding the date of termination. Further, pursuant to the Executive Employment Agreement, Messrs. Moorstein and Peckham were granted 12,000 shares of the Company's Common Stock under the Company's Executive Stock Option Plan at an exercise price of $12.88 per share. Additionally, the Executive Employee Agreements provide for an automatic grant of options commencing on the third anniversary of the Executive Employment Agreements to purchase an additional
2,500 shares of the Company's Common Stock under the Option Plan. All options granted pursuant to the Executive Employment Agreements become exercisable as to one-third of the shares subject to such option on the date of grant and on each of the first two anniversary dates of the date of grant.

Stock Options Granted During the 1998 Fiscal Year

         The Company granted 24,000 stock options under the Company's Executive Stock Option Plan during Fiscal Year 1998 at an exercise price of $12.88 per share.

                                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                  Individual Grants
                                 Number of Securities           Percent of Total
                                      Underlying             Options/SARs Granted to        Exercise or
                               Options/SARs(1)             Employees in Fiscal Year(3)      Base Price           Expiration
              Name                Granted(#)                                                  ($/Sh)                Date
              ----                ----------               ---------------------------        ------                ----
    Brian A. Moorstein              12,000(2)(3)                     50.0%                    $12.88          January 26, 2008

    Rodney J. Peckham               12,000(2)(3)                     50.0%                    $12.88          January 26, 2008


(1)      To date, the Company has issued no SARs.
(2) One-third of these options vested on the January 26, 1998, the Effective Date of the Executive Employee Agreements, and an additional one-third will vest on each of the first two anniversaries of the date of grant.
(3) Includes all options granted to executives pursuant to the Company's Executive Stock Option Plan.

Stock Options Held at the End of the Fiscal Year 1998

         The  following  table sets forth the total  number of  exercisable  and unexercisable stock options granted under the Company's Executive Stock Incentive Plan held by each executive officer named below on November 1, 1998. As of October 30, 1998, the last sales price of the Common Stock in the over-the-counter market was $3-7/8 per share.

                                               Number of
                                         Securities Underlying                          Value of Unexercised
                                          Unexercised Options                         In-the-Money Options at
                                         at Fiscal Year End (#)                           Fiscal Year End
                               ------------------------------------------     ----------------------------------------
    Name                            Exercisable          Unexercisable            Exercisable         Unexercisable
    Brian A. Moorstein                  13,750              17,750                    $0.00               $0.00
    Rodney J. Peckham                   13,750              17,750                     0.00                0.00
    Gary E. Schafer                      2,438               2,437                     0.00                0.00

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

         The following table shows the estimated annual benefits upon retirement to participants in the Pension Plan in specified annual compensation and years of credited service classifications. The amounts shown are subject to the maximum benefit limitations set forth in Section 415 of the Internal Revenue Code of 1986 (the "Code") and are subject to reduction for amounts payable under the Predecessor Plan. The pension benefits shown are based upon retirement at age 65 and the payment of a single-life annuity to the participants. The pension benefits in the table reflect the limitation under Section 401(a)(17) of the Code on the maximum amount of annual compensation ($150,000 effective February 1, 1994 and $160,000 effective February 1, 1997 (the "Code Limitation")), that can be utilized for determining benefits under the Pension Plan.

                                           Years of Credited Service at Retirement
    --------------------------------------------------------------------------------------------------------------
    Highest Five Year       5            10           15             20            25          30             35
                        --------      --------     --------       --------      -------      -------       -------
    Average Annual
    Compensation*
    ------------------
          $100,000       $ 6,674       $13,347      $20,021        $26,694      $33,368      $40,041       $46,715
           110,000         7,424        14,847       22,271         29,694       37,118       44,541        51,965
           120,000         8,174        16,347       24,521         32,694       40,868       49,041        57,215
           130,000         8,924        17,847       26,771         35,694       44,618       53,541        62,466
           140,000         9,674        19,347       29,021         38,694       48,368       58,041        67,715
           150,000        10,424        20,847       31,271         41,694       52,118       62,541        72,965
           160,000        10,724        21,447       32,171         42,694       53,618       64,341        75,065

    -----------------------

* Annual compensation is the amount reportable on a participant's Form W-2 for federal income tax purposes, and consists of the amounts reported in the table included under "Summary of Compensation in Fiscal Years 1998, 1997 and 1996 as salary, bonus, other annual compensation and all other compensation.

         Credited years of service for benefit accruals under the Pension Plan, as of December 31, 1998, for the following executive officers are:

            Brian A. Moorstein        15 years
            Rodney J. Peckham         13 years
            Gary E. Schafer           9 years

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

Agreements Relating to a Change In Control

         Under the Company's Incentive Compensation and Retention Program (the "Program"), adopted in November 1996, an aggregate of $1,500,000 of bonus compensation became payable to certain employees of the Company, in part in connection with the Company's emergence from bankruptcy and in part on a discretionary basis during Fiscal Year 1997. One-half of this amount was paid in August 1997 and the balance was paid in late January 1998. This program also provides that certain key employees, including Mr. Schafer, will be entitled to receive termination awards if terminated "without cause" (as defined in the Program) after a "change in control" of the Company and within two years after the date of confirmation of the Company's Plan of Reorganization (July 9, 1997). A termination award would be equal to 150% of the affected employee's base salary at the time of the termination. Since a "change in control" was defined under the Program to include, among other things, the confirmation of the Company's Plan of Reorganization, termination awards will be payable to such key employees if their employment is terminated "without cause" at any time prior to July 9, 1999. The Executive Employment Agreements with Messrs. Moorstein and Peckham provide for the payment of a termination award in the event of a change of control (as defined) if the executive is terminated or his role is diminished within two years following a change of control. The termination award due the affected executive will be 200% of the affected executive's base salary plus an amount equal to the average of the annual incentive bonuses paid to the executive over the three completed years preceding the date of termination.

Indemnity Agreements

         The Company is party to an indemnity agreement with each of its directors and certain of its executive officers which provides that the indemnitee will be entitled to receive indemnification, which may include advancement of expenses, to the full extent permitted by law for all expenses, judgements, fines, penalties and settlement payments incurred by the indemnitee in actions brought against the indemnitee in connection with any act taken in the indemnitee's capacity, and within the indemnitee's scope of authority, as a director or executive officer of the Company. These agreements provide for the appointment of independent legal counsel to determine whether a director or executive officer is entitled to indemnity after a change in control. It also requires the Company to use reasonable efforts to maintain specified levels of directors' and officers' liability insurance for so long as an indemnitee may be subject to any possible, threatened or pending action, except that the Company will not be obligated to pay annual premiums to do so in excess of 150% of the annualized rate of premiums paid during Fiscal Year1997.

Compensation Committee Interlocks and Insider Participation

         The Board of Directors established the Compensation Committee in December 1997, after the end of Fiscal Year 1997, to oversee all issues of executive compensation. Mr. Robert N. Dangremond, former President and Chief
Executive Officer of the Company, participated in discussion of the Board of Directors concerning executive compensation. No other officer or employee of the Company served as a member of the Compensation Committee during Fiscal Year 1998.

Directors' Fees and Benefits

         In October 1997, the Board of Directors of the Company adopted the 1997 Directors Compensation Plan (the "Directors Plan"), which was approved by the shareholders in August 1998 at the Annual Meeting of Shareholders. The Directors Plan became effective on December 19, 1997 and will terminate on December 31, 2007, unless earlier terminated by the shareholders of the Company. Directors of the Company who are not also officers or employees of the Company or its subsidiaries are eligible to participate in the Directors Plan (each a "Participant").

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

         A total of 450,000 shares of the Common Stock are available, and have been reserved, for issuance under the Directors Plan pursuant to stock options granted or to be granted, and share awards made or to be made, under the Directors Plan. The Directors Plan provides for the automatic grant of a fixed number of stock options and the automatic making of share awards having a fixed fair market value to each Participant. If any stock option or share award made under the Directors Plan is canceled or forfeited, the shares subject to the stock option or share award will again be available for issuance under the Directors Plan.

         The Directors Plan authorizes the Company to grant non-qualified stock options, but not incentive stock options (within the meaning of Section 422 of the Code). On the date that an individual becomes a Participant, he or she will automatically be granted an option to purchase 12,000 shares of the Common Stock (an "Initial Option"). On the third anniversary of such initial grant and on each anniversary date thereafter, provided that a Participant is still a director, he or she will automatically be granted an option to purchase an additional 2,500 shares. Each option will become exercisable as to one-third of the shares subject to such option on the date of grant and on each of the first two anniversary dates of the date of grant. Options will be exercisable for a term of 10 years or until earlier terminated, as described below.

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

         Each Participant will receive for services as a director, for each fiscal quarter during each fiscal year of the Company from 1998 through 2007, an award of that number of shares of the Common Stock (rounded to the nearest whole number) as equals $3,000 divided by the Fair Market Value of a share of the Common Stock as of the last business day of such fiscal quarter, subject to a prorated adjustment if the Participant was not a director at the time of each meeting of the Board of Directors held during such fiscal quarter. Although due pursuant to the Directors Plan, no shares of Common Stock were issued to any of the Company's directors during Fiscal Year 1998.

         Pursuant to the Directors Plan, as of February 11, 1999, Margaret Bertelsen Hampton (a former Director), Mr. Gregory, Mr. Kjorlien and Mr. Matlin are due 670, 2,758, 2,838 and 1,422 shares respectively, in respect of their services as directors of the Company during Fiscal Year 1998 and Fiscal Year 1997 based on a Fair Market Value ranging from $4.77 to $14.00 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         At the close of business on February 11, 1999, there were issued and outstanding 4,385,770 shares of the Common Stock, par value $0.01 per share, of the Company (the "Common Stock"). Each share is entitled to one vote. There was no other class of voting securities outstanding at that date.

         To the knowledge of the Company, as of February 11, 1999, no person owned beneficially (for purposes of Rule 13d-3 under the Securities Act of 1934) more than 5% of the outstanding shares of the Common Stock except as set forth in the following table. Except as noted below, each such person has sole voting and investment power with respect to all shares.

              Name and Address of       Amount and Nature of       Percent of
             Beneficial Ownership        Beneficial Owner1           Class1
 -----------------------------------    ---------------------      ----------
 Daystar L.L.C.2                              1,381,070              31.04%
 411 Theodore Fremd Avenue
 Rye, NY 10580

 Credit Suisse First Boston, Inc.3            1,011,714              22.74%
 11 Madison Avenue
 New York, NY 10010

 BankAmerica Corporation4                       759,129              17.06%
 555 California Street
 San Francisco, CA 94104

 Grace Brothers, Ltd.5                          412,124               9.26%
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

2 Based on Schedule 13D, dated February 13, 1998. Daystar L.L.C. serves as General Partner of Daystar Special Situations Fund, L.P. (the "Fund), a Delaware limited partnership, which owns 784,936 (17.9% of the outstanding) shares of the Common Stock, and as such has full discretionary authority to vote and dispose of such shares. Daystar L.L.C. also acts, with full discretionary authority, as investment advisor to clients who own in the aggregate 585,376 (13.4% of the outstanding) shares of the Common Stock. The managing directors of Daystar L.L.C., who are jointly responsible for managing the Fund and such client advisory accounts, are Bruce W. Gregory, a director of the Company, Warren J. Malone, Michael C. Murr and John C. Sites, Jr. Mr. Gregory also is due 2,758 shares of the Common Stock awarded to him by the Company pursuant to the Directors Plan and holds options to purchase 12,000 shares of the Common Stock granted to him pursuant to the Directors Plan, of which options to purchase 8,000 shares are currently exercisable and options to purchase 4,000 shares are not currently exercisable. He holds such shares and stock options for the benefit of Daystar L.L.C., which is deemed to be the beneficial owner of such shares and stock options.

3 Based on Schedule 13D, dated October 16, 1997, indicating indirect ownership by Credit Suisse First Boston, Inc. of 435,178 shares owned directly by Credit Suisse First Boston Management Corporation and 571,167 shares owned directly by Credit Suisse First Boston Corporation. Mr. Matlin, a Managing Director at Credit Suisse First Boston, Inc. is due 1,369 shares of the Common Stock awarded to him by the Company pursuant to the Directors Plan and holds options to purchase 12,000 shares of the Common Stock granted to him pursuant to the Directors Plan, of which options to purchase 4,000 shares are currently exercisable and options to purchase 8,000 shares are not currently exercisable. He holds such shares and stock options for the benefit of Credit Suisse First Boston, Inc.

4 Based on Schedule 13G, dated February 5, 1998 indicating that BankAmerica Corporation may be deemed to beneficially own shares which are owned directly by its subsidiary, BankAmerica Investment Corporation.

5        Based on Schedule 13G, dated January 27, 1998.

         The following table sets forth information as of February 11, 1999 with respect to the beneficial ownership of the Common Stock by each director, each of the executive officers named in the Summary Compensation Table (see above) and all directors and executive officers as a group. Except as noted below, each such person has sole voting and investment power with respect to all shares.

     Name and Address of            Amount and Nature          Percent of
      Beneficial Owner           of Beneficial Ownership1        Class1
----------------------------     ------------------------      ----------
 Bruce W. Gregory                       1,381,0702                31.04%
 James E. Kjorlien                         27,6783                     *
 David Matlin                           1,011,7144                22.74%
 Brian A. Moorstein                        17,8505                     *
 Rodney J. Peckham                         18,2505                     *
 Gary E. Schafer                            2,4385                     *
 All directors and executive
 officers as a
 group (6 persons)                      2,459,0006                55.26%
 -------------------------------
*Less than 1%.

1        See footnote 1 to the preceding table

2 See footnote 2 to the preceding table. Includes 8,000 shares of Common Stock subject to stock options granted to Mr. Gregory pursuant to the Directors Plan, which are currently exercisable and does not include 4,000 shares subject to stock options granted under the Directors Plan which are not currently exercisable.

3 Includes 11,519 shares of the Common Stock owned by Edison Capital LLC, a company controlled by Mr. Kjorlien. Includes 2,838 shares of Common Stock awarded to Mr. Kjorlien by the Company pursuant to the Directors Plan. Includes 8,000 shares of Common Stock subject to stock options granted to Mr. Kjorlien pursuant to the Directors Plan, which are currently exercisable and does not include 4,000 shares subject to stock options granted under the Directors Plan which are not currently exercisable.

4. See footnote 3 to the preceding table. Includes 4,000 shares of Common Stock subject to stock options granted to Mr. Matlin pursuant to the Directors Plan, which are currently exercisable and does not include 8,000 shares subject to stock options granted under the Directors Plan which are not currently exercisable.

5 Includes 100 shares of Common Stock owned by Mr. Moorstein and 500 shares of Common Stock owned by Mr. Peckham. Includes 17,500 shares for Messrs. Moorstein and Peckham and 2,438 shares for Mr. Schafer issuable on exercise of currently exercisable options under the Company's Executive Stock Option Plan. Does not include 17,750 shares of the Common Stock subject to stock options granted to each of Mr. Moorstein and Mr. Peckham and 2,437 shares subject to stock options granted to Mr. Schafer pursuant to the Company's Executive Stock Option Plan, none of which are currently exercisable.

6 Includes shares issuable on exercise of currently exercisable options under the Company's Executive Stock Option Plan and the Directors Plan. Does not include an aggregate of 16,000 shares of the Common Stock subject to stock options granted to the Company's three directors pursuant to the Directors Plan or an aggregate of 37,937 shares subject to stock options granted to the Company's three executive officers pursuant to the Executive Stock Option Plan, none of which are currently exercisable.

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

         None

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

       3.1(e)* Articles of Amendment of the Articles of Incorporation of the Company, filed with the Secretary of State of Georgia on September 8, 1998.

       3.2(a) Amended and Restated By-Laws of the Company as of October 9, 1997 (Exhibit 3.2(a) to the Company's Annual Report on Form 10-K for the year ended November 2, 1997).

       4.1(a) Registration Rights Agreement, dated as of July 23, 1997, between the Company and the holders of Common Stock named therein. (Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997).

       4.1(b)* Amendment No.1 to Registration Rights Agreement, dated as of November 25, 1998, between the Company and the holders of the Common Stock named therein.

       4.2 Warrant Agreement, dated as of July 23, 1997, between the Company and Norwest Bank Minnesota, N.A., as warrant agent (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997).

       4.4(a)***      Loan  Agreement,  dated as of July 23,  1997,  between the
                      Company and Schlaforst Inc.

       4.4(b)***      Promissory  Note,  dated as of July 23, 1997,  between the
                      Company and Schlaforst Inc.

       4.4(c)***      Security Agreement, dated as of July 23, 1997, between the
                      Company and Schlaforst Inc.

       10.1(a)(i)     Amended and Restated Loan and Security Agreement, dated as of September 14, 1998, among the Company, the lenders named therein, and BankAmerica Business Credit, Inc., as agent (the "Agent") (Exhibit 4 to the Company's Quarterly
                      Report on Form 10-Q for the quarterly  period ended August
                      2, 1998).

       10.1(a)(ii)   Waiver and Amendment No. 1 to the Loan Agreement, dated as of February 8, 1999, among the Company, the lenders named therein, and BankAmerica Business Credit, Inc., as agent (the "Agent").

       10.1(b)(i)    Trademark  Security  Agreement,  dated as of July 23, 1997, between the Company and the Agent (Exhibit 10.1(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

       10.1(b)(ii)   Trademark  Security  Agreement,  dated as of September  14,
                     1998, between FAI and the Agent (Exhibit 4 to the Company's
                     Quarterly  Report on Form 10-Qfor the quarter  ended August
                     2, 1998).

       10.1(c) Patent Security Agreement, dated as of July 23, 1997, between the Company and the Agent (Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).


       10.1(d) Pledge Agreement, dated as of July 23, 1997, between the Company and the Agent (Exhibit 10.1(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

       10.1(e) Deed to Secure Debt, dated as of July 23, 1997, between the Company and the Agent, with respect to the owned real property located in Laurens County, Georgia (Exhibit 10.1(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1997).

       10.1(f) Deed to Secure Debt, dated as of July 23, 1997, between the Company and the Agent, with respect to the owned real property located in Baldwin County, Georgia (Exhibit 10.1(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 5, 1997).

       10.1(g) Deed to Secure Debt, dated as of July 23, 1997, between the Company and the Agent, with respect to the owned real property located in Jefferson County, Georgia (Exhibit 10.1(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

       10.1(h) Pledge Agreement, dated September 14, 1998, between FAI and the Agent (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1998).

       10.1(i) Pledge Agreement dated as of September 14, 1998, between the Company and the Agent (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1998).

       10.2** Incentive Plan for Senior Managers, effective as of July 23, 1997 (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3,
                     1997).

       10.3** Incentive Plan for Key Employees, effective as of July 23, 1997 (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3,1 997).

       10.4** Executive Stock Option Plan, effective as of July 23, 1997 (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

       10.5 Environmental Cost Sharing and Indemnity Agreement dated as of July 18, 1997, among the Company, Tift County
                      Development  Authority  and Burlen  Corporation  (Exhibit
                      10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1997).

       10.6(a) Lease dated January 31, 1995 between 1155 Avamer Realty Corp., and the Company (Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 1995).

       10.6(b) Lease Takeover Amendment, dated January 31, 1995 between 1155 Avamer Realty Corp., and the Company (Exhibit 10.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 1995).


       10.6(c) First Amendment to Lease, dated as of December 27, 1995 between 1155 Avamer Realty Corp., and the Company (Exhibit 10.1(h) to the Company's Annual Report on Form 10-K for the year ended October 29, 1995).


       10.6(d) Lease Surrender Agreement, dated as of August 31, 1998 between 1155 Avamer Realty Corp., and the Company (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1998).

       10.7(a) Form of Indemnity Agreement, effective as of October 9, 1997, between the Company and certain of its corporate officers (Exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended November 2, 1997).

       10.7(b) Form of Indemnity Agreement, effective as of October 9, 1997, between the Company and its directors (Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended November 2, 1997).

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

       10.10(a)*     Agreement  of  Lease  between  498  Seventh,  LLC  and the
                     Company, dated as of September 15, 1998.

       10.10(b)*     First Amendment of Lease between 498 Seventh,  LLC and the
                     Company, dated December 30, 1998.

       10.11(*)(***) Employment  Agreement,  dated as of January  26,  1998 between Brian A. Moorstein and the Company.

       10.11(*)(***) Employment  Agreement,  dated as of January  26,  1998 between Rodney J. Peckham and the Company.

       10.13(*)(***) 1997  Director's  Compensation  Plan  as  approved  by  the
                     Company's shareholders during its Annual Meeting held on August 14, 1998.

       21*           Information Regarding Subsidiaries of the Registrant.

       27*           Financial Data Schedule.


(b) The Company did not file a Current Report on Form 8-K during the fourth quarter of its fiscal year ended November 1, 1998.


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


                         Sincerely,

                         FORSTMANN & COMPANY, INC.

                         By /s/Rodney Peckham
                            ---------------------
                         Rodney Peckham
                         EVP & CFO

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 1999              By: /s/ Rodney J. Peckham
                                         ----------------------
                                         Rodney J. Peckham
                                         Executive Vice President Finance,
                                         Administration and Strategic Planning


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                              Date
---------------------------      --------------------------    -----------------

 /s/ Brian A. Moorstein           President                    February 11, 1999
------------------------           (Principal
Brian A. Moorstein                  Executive
                                    Officer)

 /s/ Rodney J. Peckham            Executive Vice President     February 11, 1999
------------------------           Finance, Administration
Rodney J. Peckham                  and Strategic Planning
                                   (Principal Financial
                                   Officer)

/s/ Gary E. Schafer               Vice President               February 11, 1999
------------------------           and Corporate
Gary E. Schafer                    Controller Controller
                                   (Principal Financial
                                   Accounting Officer)

/s/ Bruce W. Gregory              Director                     February 11, 1999
------------------------
Bruce W. Gregory

 /s/ James E. Kjorlien            Director                     February 11, 1999
------------------------
    James E. Kjorlien

/s/ David T. Matlin               Director                     February 11, 1999
------------------------
David T. Matlin

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                        --------------------------------


                                    EXHIBITS


                                 Filed with the




                           ANNUAL REPORT ON FORM 10-K


                                       for


                   For the Fiscal Year ended November 1, 1998


                                       of


                            FORSTMANN & COMPANY, INC.



                         Commission File Number: 1-9474

                                  EXHIBIT INDEX


                                                                      Sequential
Exhibit No.                     Description                             Page No.
-----------                     -----------                           ----------
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

3.1(e)   Articles of Amendment of the Articles of  Incorporation of
         the Company,  as filed with the  Secretary of the State of
         Georgia on September 8, 1998.                                       122

3.2(a) Amended and Restated By-Laws of the Company as of October 9, 1997 (Exhibit 3.2(a) to the Company's
         Annual Report on Form 10-K for the year ended  November 2,
         1997).                                                               *

                                  EXHIBIT INDEX
                                                                      Sequential
Exhibit No.                          Description                        Page No.
----------                           -----------                      ----------
4.1(a)      Registration Rights Agreement,  dated as of July 23, 1997, between the Company and the holders of Common  Stock named therein (Exhibit 4.4 to the Company's Quarterly Report on
            Form 10-Q for the quarter
            ended August 3, 1997).                                            *

4.1(b)      Amendment No. 1 to Registration Rights Agreement,
            dated as of November 25, 1998, between the Company
            and the holders of Common Stock named therein.                   125

4.2        Warrant Agreement, dated as of July 23, 1997,
           between the Company and Norwest Bank Minnesota,
           N.A., as warrant agent  (Exhibit 4.2 to the Company's
           Quarterly Report on Form 10-Q for the quarter
           ended August 3, 1997).                                             *

4.4(a)     Loan Agreement, dated as of July 23, 1997, between
           the Company and Schlaforst Inc.                                    *

4.4(b)     Promissory Note, dated as of July 23, 1997, between
           the Company and Schlaforst Inc.                                    *

4.4(c)     Security Agreement, dated as of July 23, 1997, between
           the Company and Schlaforst Inc.                                    *

10.1(a)(i) Amended and Restated Loan and Security Agreement,  dated as of September 14, 1998, among the Company, the lenders named therein,  and BankAmerica  Business Credit,  Inc., as agent
           (the "Agent") (Exhibit 4 to the Company's Quarterly Report
           on Form 10-Q for the quarterly
           period ended August 2, 1998).                                      *

10.1(a)(ii)Waiver and Amendment No. 1 to the Loan Agreement, dated as of February 8, 1999, among the  Company,  the lenders
           named therein,  and BankAmerica  Business Credit, Inc., as
           agent (the "Agent").                                              129

10.1(b)(i) Trademark  Security  Agreement,  dated as of July 23, 1997, between the Company and the Agent  (Exhibit 10.1(b) to the
           Company's  Quarterly  Report on Form 10-Q for the quarterly period ended
           August 3, 1997).                                                   *

                           EXHIBIT INDEX


                                                                      Sequential
Exhibit No.                          Description                        Page No.
-----------                          -----------                      ----------
10.1(b)(ii)Trademark  Security  Agreement,  dated as of September  14,
           1998, between FAI and the Agent (Exhibit 4 to the Company's
           Quarterly Report on Form 10-Q for the quarter
           ended August 2, 1998).                                             *

10.1(c)    Patent  Security  Agreement,  dated  as of July  23,  1997, between the Company and the Agent  (Exhibit 10.1(c) to the
           Company's  Quarterly  Report on Form 10-Q for the quarterly
           period ended August 3, 1997).                                      *

10.1(d)    Pledge  Agreement,  dated as of July 23, 1997,  between the
           Company and the Agent  (Exhibit  10.1(d) to the  Company's
           Quarterly Report on Form 10-Q
           for the quarterly period ended August 3, 1997).                    *

10.1(e)    Deed to Secure Debt, dated as of July 23, 1997, between the
           Company  and the  Agent,  with  respect  to the owned  real property  located  in  Laurens  County,  Georgia  (Exhibit
           10.1(e) to the Company's  Quarterly Report on Form 10-Q for
           the quarterly period ended August 2, 1997).                        *

10.1(f)    Deed to Secure Debt, dated as of July 23, 1997, between the
           Company  and the  Agent,  with  respect  to the owned  real property  located  in  Baldwin  County,  Georgia  (Exhibit
           10.1(f) to the Company's  Quarterly Report on Form 10-Q for
           the quarterly period
           ended August 5, 1997).                                             *

                                  EXHIBIT INDEX


                                                                      Sequential
Exhibit No.                          Description                        Page No.
------------                        -------------                     ----------
10.1(g)    Deed to Secure Debt, dated as of July 23, 1997, between the
           Company  and the  Agent,  with  respect  to the owned  real property  located in Jefferson  County,  Georgia  (Exhibit
           10.1(g) to the Company's  Quarterly Report on Form 10-Q for
           the quarterly period ended August 3, 1997).                        *

10.1(h)    Pledge Agreement, dated September 14, 1998, between FAI and the Agent (Exhibit 4 to the Company's  Quarterly  Report on
           Form 10-Q for the quarterly period ended August 2, 1998).          *

10.1(i)    Pledge  Agreement  dated as of September 14, 1998,  between the Company and the Agent (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the
           quarterly period ended August 2, 1998).                            *

10.2       Incentive Plan for Senior Managers, effective as of
           July 23, 1997  (Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the quarterly
           period ended August 3, 1997).                                      *

10.3       Incentive Plan for Key Employees, effective as of
           July 23, 1997  (Exhibit 10.3 to the Company's Quarterly
           Report on Form 10-Q for the quarterly period
           ended August 3,1 997).                                             *

10.4       Executive Stock Option Plan, effective as of
           July 23, 1997  (Exhibit 10.4 to the Company's
           Quarterly Report on Form 10-Q for the quarterly
           period ended August 3, 1997).                                      *

10.5       Environmental Cost Sharing and Indemnity Agreement
           dated as of July 18, 1997, among the Company, Tift
           County Development Authority and Burlen Corporation
           (Exhibit 10.5 to the Company's Quarterly Report on
           Form 10-Q for the quarterly period ended
           August 3, 1997).                                                   *

                                  EXHIBIT INDEX

                                                                      Sequential
Exhibit No.                          Description                       Page No.
-----------                          -----------                      ----------
10.6(a)    Lease dated  January 31, 1995  between  1155 Avamer  Realty orp.,  and the Company  (Exhibit  10.1(a) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           January 29, 1995).                                                 *

10.6(b)    Lease Takeover Amendment, dated January 31, 1995
           between 1155 Avamer Realty Corp., and the Company
           (Exhibit 10.1(b) to the Company's Quarterly Report
           on Form 10-Q for the quarter ended January 29, 1995).              *

10.6(c)    First  Amendment  to Lease,  dated as of December 27, 1995 between 1155 Avamer Realty Corp., and the Company (Exhibit
           10.1(h) to the Company's Annual Report
           on Form 10-K for the year ended October 29, 1995).                 *

10.6(d)    Lease  Surrender  Agreement,  dated as of August 31,  1998 between 1155 Avamer Realty Corp., and the Company (Exhibit
           10 to the Company's Quarterly Report on
           Form 10-Q for the quarterly period ended August 2, 1998).          *

10.7(a)    Form of  Indemnity  Agreement,  effective as of October 9,
           1997,  between the  Company  and certain of its  corporate officers  (Exhibit  10.7(a) to the Company's Annual Report on Form 10-K
           for the year ended November 2, 1997).                              *

10.7(b)    Form of  Indemnity  Agreement,  effective as of October 9,
           1997,  between  the  Company  and its  Directors  (Exhibit
           10.7(b) to the  Company's  Annual  Report on Form 10-K for
           the year ended November
           2, 1997).                                                          *

10.8       Forstmann & Company, Inc. Incentive Compensation
           and Retention Program, effective as of
           November 14, 1996 (Exhibit 10.8 to the Company's
           Annual Report on Form 10-K for the year ended
           November 3, 1996).                                                 *

                           EXHIBIT INDEX

                                                                      Sequential
Exhibit No.                          Description                        Page No.
-----------                          ------------                     ----------

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

10.10(a)    Agreement of Lease between 498 Seventh, LLC
            and the Company, dated as of September 15, 1998.                 138

10.10(b)    First Amendment of Lease between 498 Seventh, LLC
            and the Company, dated December 30, 1998.                        269

10.11       Employment  Agreement,  dated as of January 26, 1998
            between Brian A. Moorstein and the Company.                      273

10.11       Employment Agreement, dated as of January 26, 1998
            between Rodney J. Peckham and the Company.                       281

10.13 1997 Director's Compensation Plan as approved by the Company's shareholders during its Annual
            Meeting held on August 14, 1998.

21          Information Regarding Subsidiaries of the Registrant.

27          Financial Data Schedule.


(b) The Company did not file a Current Report on Form 8-K during the fourth quarter of its fiscal year ended November 1, 1998.

                                                                  Exhibit 3.1(e)


                              ARTICLES OF AMENDMENT

                                     of the

                            ARTICLES OF INCORPORATION

                                       of

                            FORSTMANN & COMPANY, INC.



To the Secretary of State:


                  Pursuant to the provisions of the Georgia Business Corporation Code, Section 14-2- 1006, Forstmann & Company, Inc. amends its Articles of Incorporation, and for that purpose, submits the following statement:


                  FIRST: The name of the corporation is FORSTMANN & COMPANY, INC. (the "Corporation").

                  SECOND: Article V of the Articles of Incorporation of the Corporation is amended in its entirety to read as follows:

                           "The Corporation shall have authority to issue a total of Thirty-Six Million (36,000,000) shares of stock, of which Thirty-Five Million (35,000,000) shares shall be Common Stock having a par value of one cent ($.01) per share and One Million (1,000,000) shares shall be Preferred Stock having a par value of one cent ($.01) per share.

                                 PREFERRED STOCK

                           Shares of the Preferred Stock may be issued from time to time in series, and the Board of Directors of the Corporation is authorized, subject to the limitations provided by law, to establish and designate one or more series of the Preferred Stock, to fix the number of shares constituting each series, and to fix the designations, powers, preferences and relative, participating, optional or other special rights, qualifications, limitations and restrictions thereof, if any, of each series, and the variations and relative rights, preferences, limitations and restrictions as between series, and to increase and decrease the number of shares constituting each series. The authority of the Board of Directors of the Corporation with respect to each series shall include, but shall not be limited to, the authority to determine the following:

                           (a)      the designation of such series, if any;

                           (b) the number of shares initially constituting any such series and any increase or decrease (to a number not less than the number of outstanding shares of such series) of the number of shares constituting such series theretofore fixed;

                           (c) the rate or rates of, and the conditions on and the times at which, dividends on the shares of such series shall be paid, the preference or relation which such divi dends shall bear to the dividends payable on any other class or series of stock of the Corporation, and whether or not such dividends shall be cumulative and, if so, the date or dates from and after which they shall accumulate;

                           (d) whether or not the shares of such series shall be redeemable, and, if so, the terms and conditions of such redemption, including, without limitation, the date or dates on or after which such shares shall be redeemable and the amount per share which shall be payable on such redemption, which amount may vary under different conditions and at different redemption dates;

                           (e) the rights to which the holders of the shares of any such series shall be entitled on the voluntary or involuntary liquidation, dissolution or winding up, or on any distribution of the assets, of the Corporation, which rights may be different in the case of a voluntary liquidation, dissolution or winding up than in the case of such an involuntary event;

                           (f) whether or not the shares of any such series shall have voting rights in addition to the voting rights provided by law and, if so, the terms and conditions thereof, including, without limitation, the right of the holders of such shares to vote an a separate class, either alone or with the holders of shares of one or more other series of the Preferred Stock and the right to have more than one vote per share;

                           (g) whether or not a sinking fund or a purchase fund shall be provided for the redemption or purchase of the shares of such series and, if so, the terms and conditions thereof;

                           (h) whether or not the shares of such series shall be convertible into, or exchangeable for, shares of any other class or series of the same or any other class of stock of the Corporation and, if so, the terms and conditions of conversion or exchange, including, without limitation, any provision for the adjustment of the conversion or exchange rate or the conversion or exchange price; and

                           (i)  any  other  relative  rights,   preferences  and
         limitations.

                                  COMMON STOCK

                           (a) Subject to the preferential dividend rights of the Preferred Stock, as determined by the Board of Directors of the Corporation pursuant to the foregoing provisions of this Article V, the holders of shares of the Common Stock shall be entitled to receive such dividends as may be declared by the Board of Directors of the Corporation.

                           (b) Subject to the preferential liquidation rights of the Preferred Stock (including dividends and distributions upon the dissolution of the corporation) and except as determined by the Board of Directors of the Corporation pursuant to the foregoing provisions of this Article V, in the event of any voluntary or involuntary liquidation, dissolution or winding up of, or any distribution of the assets of, the Corporation, the holders of shares of the Common Stock shall be entitled to receive all of the net assets of the Corporation available for distribu tion to its shareholders ratably in proportion to the number of shares of the Common Stock held by them.

                           (c) Except as otherwise required by law or by the provisions of these Articles of Incorporation, the holders of shares of the Common Stock shall be entitled to vote on all matters at all meetings of the shareholders of the Corporation, and shall be entitled to one vote for each share of the Common Stock entitled to vote at such meeting, voting together as one class with the holders of the Preferred Stock who are entitled to vote."

                  THIRD:   Section  1  of   Article  IX  of  the   Articles   of
Incorporation of the Corporation is amended in its entirety to read as follows:

                  "1. The Corporation shall have a minimum of two and a maximum of seven directors. The Board of Directors of the Corporation may, from time to time, within the minimum and maximum, change the number of directors."

                  FOURTH: The foregoing amendments were recommended to the shareholders of the Corporation by the Board of Directors of the Corporation and duly approved and adopted by the shareholders of the Corporation at a meeting thereof duly called and held on August 14, 1998, in accordance with the provisions of Section 14-2-1003 of the Georgia Business Corporation Code.

                  IN WITNESS WHEREOF, the Corporation has caused these Articles of Amendment to be executed and attested by its duly authorized officers this 8th day of September 1998.

                                      /s/Rodney J. Peckham
                                     ---------------------------------
                                              RODNEY J. PECKHAM
                                           Executive Vice President


ATTEST:


By: /s/Laurence S. Markowitz
    -------------------------
       LAURENCE S. MARKOWITZ
       Assistant Secretary

                                                                  Exhibit 4.1(b)

                               AMENDMENT NO. 1 TO
                          REGISTRATION RIGHTS AGREEMENT

                  AMENDMENT, dated as of November 25, 1998, to the Registration Rights Agreement, dated as of July 23, 1997 (the "Agreement"), by and among Forstmann & Company, Inc., a Georgia corporation (the "Company"), and the holders of Registrable Common Stock (as defined in the Agreement) who are signatories to the Agreement.

                              W I T N E S S E T H:

                  WHEREAS, pursuant to the Agreement, the Company was required to file, not later than March 31, 1998, a shelf registration statement under the Securities Act of 1933, as amended, covering the resale of the shares of Registrable Common Stock held by the Holders (as defined in the Agreement);

                  WHEREAS, the Company has been unable to file a registration statement on Form S-3 due to its inability to qualify for listing on The Nasdaq Small Cap Market due to an insufficient number of shareholders; and

                  WHEREAS, the Company and the Holders desire to take steps to enable the Holders to dispose of their shares of Registrable Common Stock more easily, should they wish to do so, despite the Company's delay in registering such shares and while the Company continues its efforts to effect a registration of such shares on Form S-3;

                  NOW, THEREFORE, the parties agree that the Agreement is amended as set forth below:

1. Definitions. Capitalized terms used in this Amendment have the meanings given to them in the Agreement.

2. Assignment. Section 15 of the Agreement is amended to delete the requirement that a Transferee hold at least 1% of the total number of shares of Common Stock outstanding in order to enjoy registration rights with respect to its shares, and to read in its entirety as follows:

                  "15.     Assignment.

                  The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, successors and permitted assigns. Any Holders may assign to any permitted Transferee (as permitted under applicable law) of its Registrable Common Stock its rights and obligations under this Agreement, provided that such Transferee shall agree in writing with the parties hereto prior to the assignment to be bound by this Agreement as if it were an original party hereto, whereupon such assignee shall for all purposes be deemed to be a Holder under this Agreement. Except as provided above or otherwise permitted by this Agreement, neither this Agreement nor any right, remedy, obligation or liability arising hereunder or by reason hereof shall be assignable by any Holder without the prior written consent of the other parties hereto. The Company may not assign this Agreement or any right, remedy, obligation or liability arising hereunder or by reason hereof."

3. Savings Clause. In all other respects, the Agreement shall continue unchanged and in full force and effect.

4.       Counterparts.   This   Amendment   may  be  signed  in  any  number  of
         counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

5. Governing Law. This Amendment and the Agreement as amended hereby shall be governed by and construed in accordance with the laws of the State of New York.


                  [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                  IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first set forth above.

                                               FORSTMANN & COMPANY, INC.


                                               By:/s/ Rodney J. Peckham
                                               Name:Rodney J. Peckham
                                               Title:EVP & CFO


                                               HOLDERS:

                                               GRACE BROTHERS LTD.


                                               By:/s/Brad Whitmore
                                               Name:Brad Whitmore
                                               Title:Director


                                               CREDIT SUISSE FIRST BOSTON
                                               SECURITIES CORP.

                                               By:/s/ David J. Matlin
                                               Name: David J. Matlin
                                               Title:Managing Director

                                               DAYSTAR SPECIAL SITUATIONS
                                               FUND, L.P.

                                               By: DAYSTAR L.L.C.

                                               By:/s/ Bruce W. Gregory
                                               Name:Bruce W. Gregory
                                               Title:Partner

                                               DAYSTAR L.L.C.


                                               By:/s/ Bruce W. Gregory
                                               Name:Bruce W. Gregory
                                               Title:Partner


                                               BANKAMERICA CORP.


                                               By:/s/ Moria A. Cary
                                               Name:Moria A. Cary
                                               Title:Attorney-in-Fact

                                                             Exhibit 10.1(a)(ii)

                           WAIVER AND AMENDMENT NO. 1

                                       TO

                                 LOAN AGREEMENT


         WAIVER AND AMENDMENT NO. 1 dated as of February 8, 1999 among FORSTMANN & COMPANY, INC., FORSTMANN APPAREL, INC. (collectively the "Borrowers"), the financial institutions listed on the signature pages hereof (each a "Lender" and collectively, the "Lenders") and BANKAMERICA BUSINESS CREDIT, INC., as agent (the "Agent").

         WHEREAS, the Borrowers, the Agent and the Lenders are parties to a certain Amended and Restated Loan and Security Agreement, dated as of September 14, 1998 (the "Loan Agreement"), pursuant to which the Lenders have agreed, subject to the terms and conditions therein set forth, to provide certain financial accommodations to the Borrowers; and

         WHEREAS, the Borrowers desire that the Lenders waive compliance with certain provisions of the Loan Agreement and amend the Loan Agreement, and the Lenders are willing, subject to the terms and conditions hereinafter set forth, to do so;

         NOW, THEREFORE, the Borrowers and the Lenders hereby agree as follows:

         SECTION 1. CAPITALIZED TERMS. Capitalized terms used but not defined herein shall have the respective meanings set forth in the Loan Agreement.

         SECTION 2. WAIVER OF COMPLIANCE WITH CERTAIN PROVISIONS OF THE LOAN AGREEMENT. Subject to the terms and provisions set forth herein, Lenders hereby waive compliance with the provisions of Sections 9.24, 9.25, 9.26 and 9.30 of the Loan Agreement solely for the Borrowers' Fiscal Year ending on November 1, 1998.

         SECTION 3. AMENDMENTS

                           (a)       Amendment to Section 1.1

                                    (i)     The    definitions    of   "Adjusted
                                            Tangible  Net Worth",  "Availability
                                            Reserve"  and  "EBITDA" set forth in
                                            Section  1.1 of the  Loan  Agreement
                                            are hereby deleted and replaced with
                                            the following  definitions in proper
                                            alphabetical order:

                                            "'Adjusted   Tangible   Net  Worth'
                                            means,  at any  date,  (a) the  book
                                            value   (after   deducting   related
                                            depreciation,          obsolescence,
                                            amortization,     valuation,    LIFO
                                            reserve,  and other proper  reserves
                                            as  determined  in  accordance  with
                                            GAAP) at which the Adjusted Tangible
                                            Assets   would   be   shown  on  the
                                            unconsolidated   balance   sheet  of
                                            Forstmann & Company,  Inc.,  at such
                                            date  prepared  in  accordance  with
                                            GAAP;  less (b) the  amount at which
                                            the Borrowers  liabilities  would be
                                            shown   on   such   balance   sheet,
                                            including   as    liabilities    all
                                            reserves  for   contingencies,   and
                                            other  potential  liabilities  which
                                            would  be  required  to be  shown on
                                            such  balance  sheet  in  accordance
                                            with GAAP."

                                            "'Availability  Reserve'  means  the
                                            sum of  $564,500 on and after May 3,
                                            1999;  $1,129,000  on and after June
                                            4, 1999 and  $1,693,520 on and after
                                            July 2, 1999 or such  lesser  amount
                                            as  determined  by the  Agent in its
                                            discretion."

                                            "'EBITDA' means, for any period, the
                                            sum of:

                                 (i) The net income or loss of the Borrowers (determined on a consolidated basis in accordance with GAAP) for such period; plus (or minus):

                                 (ii) to the extent that any of the items referred to in any of the clauses
                                            (A) through (H) below were  deducted
                                            or added in the  calculation of such
                                            net income:

                                            (A)        interest  expense  of the
                                                       Borrowers     for    such
                                                       period;

                                            (B)        federal,  state, or local
                                                       income tax expense of the
                                                       Borrowers with respect to
                                                       operations    for    such
                                                       period;

                                            (C)        the    amount    of   all
                                                       depreciation          and
                                                       amortization   for   such
                                                       period;

                                            (D)        expenses  related  to the
                                                       relocation  of  machinery
                                                       and equipment, limited to
                                                       a total of  $200,000  for
                                                       Fiscal  Year  1999;   (E)
                                                       LIFO adjustments for such
                                                       period;

                                            (F)        non-cash  gains or losses
                                                       from the sale,  disposal,
                                                       or impairment of property
                                                       (other  than  Inventory);


                                            (G)        restructuring    charges,
                                                       limited  to an  aggregate
                                                       of $1,200,000  for Fiscal
                                                       Year  1999;  and

                                            (H)        any items classified as a
                                                       non-cash  charge  at  the
                                                       sole  discretion  of  the
                                                       Agent for such period. "

                                    (ii)    The definition of "Maximum  Revolver
                                            Amount"  set forth in Section 1.1 of
                                            the Loan Agreement is hereby amended
                                            by deleting the sum of "$85,000,000"
                                            set forth  therein and  substituting
                                            therefor the sum of "$70,000,000."

                           (b) Amendment to Section 2.1. The first sentence of Section 2.1 of the Loan Agreement is hereby amended by deleting the amount of
                                    "$116,450,000"   set   forth   therein   and
                                    substituting    therefor   the   amount   of
                                    "$101,450,000."

                           (c) Amendment to Section 2.3. Section 2.3(c) is hereby amended by adding the following three sentences to the end thereof:

                                            "Effective   March  1,  1999,   each
                           monthly installment shall be increased from an amount equal to a Lender's Pro Rata Share of $374,405 to an amount equal to such Lender's Pro Rata Share of $450,000. Borrower shall execute and deliver to Agent replacement notes for each Lender on or before March 15, 1999 and the references in the Loan Documents to "Term Loan Notes" shall be deemed to be references to such replacement notes. Each Lender shall deliver its old notes to Agent for cancellation and return to the Borrowers, after Agent's receipt of the replacement notes."

                           (d) Amendment to Section 4.2. Section 4.2 of the Loan Agreement is hereby amended by deleting the second sentence thereof in its entirety and substituting the following therefor:

                                            "If the Revolving Credit Facility is
                           terminated at any time prior to April 23, 2000, whether pursuant to this Section or pursuant to
                           Section 11.2, the Borrowers jointly and severally agree to pay to the Agent, for the account of the Lenders, an early termination fee equal to one half of one percent (.50%) of the sum of the Maximum Revolver Amount plus the then outstanding principal balance of the Term Loans."

                           (e) Amendment to Section 4.5. Section 4.5 of the Loan Agreement is hereby amended by adding the following as clause "(d)" to the end of such Section 4.5:

                                    "(d) In the  event  that  any  appraisal  or
                                    update thereof obtained  pursuant to Section
                                    6.5  indicates  (as  determined by Agent) an
                                    increase  in the  ratio  of the  outstanding
                                    principal  balance  of the Term Loans to the
                                    orderly  liquidation value of the Borrower's
                                    Equipment  (determined as of the date of the
                                    appraisal  or update,  as  applicable)  such
                                    that such ratio is greater than .831 to 1.0,
                                    then Borrowers shall repay the Term Loans in
                                    an amount  required  to reduce such ratio to
                                    .831 to 1.0.  Any such  prepayment  shall be
                                    made  in  six  equal  monthly   installments
                                    beginning  on the  first  day  of the  month
                                    following   the   Agent's   receipt  of  the
                                    applicable  appraisal  or update and applied
                                    to the  principal  balance of the Term Loans
                                    in inverse  order of  maturity.  If any such
                                    appraisal  or  update  indicates  a ratio of
                                    .931  to  1.0  or  greater,   Borrowers  may
                                    request a re-appraisal by another  appraisal
                                    firm  acceptable  to Agent.  The  values set
                                    forth  in  the  two   appraisals   shall  be
                                    averaged   together  to   determine  if  any
                                    prepayment  is required  under this  Section
                                    4.5(d). In the absence of an Event of Default, Lenders agree that no appraisal or update will be requested before August, 1999.

                           (f) Amendment to Section 6.11. Section 6.11(c) is hereby amended to read in its entirety as follows:

                                    "(c) No Borrower shall,  without the Agent's
                                    prior  written  consent,  sell,  lease  as a
                                    lessor,  or otherwise dispose of any of such
                                    Borrower's  Equipment;   provided,  however,
                                    that such  Borrower  may dispose of obsolete
                                    or  unusable  Equipment  having  an  orderly
                                    liquidation  value no greater  than  $50,000
                                    individually,  or $500,000 in the  aggregate
                                    for all  Borrowers  in any Fiscal  Year,  or
                                    $2,500,000   in  the   aggregate   for   all
                                    Borrowers during the term of this Agreement,
                                    without the Lenders' consent, subject to the
                                    conditions  set forth in the next  sentence.
                                    In the event any of such  Equipment is sold,
                                    transferred   or   otherwise   disposed   of
                                    pursuant to the proviso contained in the immediately preceding sentence or otherwise, then such Borrower shall deliver all of the cash proceeds of any such sale, transfer or disposition to the Agent, which proceeds shall be applied first, to the reduction of the Term Loans (in the inverse order of maturity) up to the orderly liquidation value of the Equipment sold, transferred or disposed of, secondly, to the repayment (in inverse order) of any amounts due under
                                    Section 4.5(d);  and thirdly,  any remaining
                                    proceeds  shall be  applied  60% to the Term
                                    Loans in inverse order of maturity and 40% to repayment of Revolving Loans."

                           (g) Amendment to Section 7.2. Section 7.2(e) is hereby amended by deleting the reference to Section "9.26" set forth in clause (i) thereof and substituting therefor "9.24."

                           (h) Amendment to Section 9.24. Section 9.24 of the Loan Agreement is hereby deleted in its entirety and following is substituted therefor:

                                    "9.24  Minimum   EBITDA.   The  sum  of  the
                                    Borrowers  EBITDA less Capital  Expenditures
                                    and MIS Expenditures for the period from the
                                    first day of a Fiscal Year  (beginning  with
                                    the 1999 Fiscal  Year)  through the last day
                                    of  each  fiscal  quarter  set  forth  below
                                    occurring  in such  Fiscal Year shall not be
                                    less than the  respective  amounts set forth
                                    opposite   such   fiscal   quarter,   on   a
                                    consolidated basis:

                                Fiscal Quarter Ending            Amount
                                ---------------------         ------------
                                   January, 1999              ($4,500,000)
                                     April, 1999              ($2,400,000)
                                      July, 1999               $1,250,000
                                   October, 1999               $3,500,000
                                   January, 2000              ($4,000,000)
                                     April, 2000              ($2,000,000)

                           (i) Amendment to Section 9.25. Section 9.25 of the Loan Agreement is hereby amended in its entirety to read as follows:

                                    "9.25  Adjusted   Tangible  Net  Worth.  The
                                    Borrowers  will maintain  Adjusted  Tangible
                                    Net Worth for all Borrowers' determined as of the last day of each fiscal month set forth below, of not less than the following amounts, on a consolidated basis:

                                         Month                        Amount
                                    --------------                  -----------
                                     January, 1999                  $20,500,000
                                    February, 1999                  $20,000,000
                                       March, 1999                  $21,500,000
                                       April, 1999                  $21,500,000
                                         May, 1999                  $23,500,000
                                        June, 1999                  $25,000,000
                                        July, 1999                  $25,000,000
                                      August, 1999                  $24,500,000
                                   September, 1999                  $24,000,000
                                     October, 1999                  $23,500,000
                            November, 1999 and each month end       $22,000,000
                                       thereafter

                           (j) Amendment to Section. 9.26. Section 9.26 of the Loan Agreement is hereby deleted in its entirety and the following substituted therefor:

                                    "9.26   [Intentionally Omitted]."

                           (k) Amendment to Section. 9.30. Section 9.30 of the Loan Agreement is hereby deleted in its entirety and the following substituted therefor:

                                    "9.30   [Intentionally Omitted]."


         SECTION 4. ADDITIONAL AGREEMENTS AND UNDERTAKINGS.

                           (a) Borrowers hereby irrevocably request that upon the effective date of this Agreement, Lenders make a Revolving Loan to Borrowers in the amount of $5,645,000, the proceeds of which shall be applied by Agent as a principal repayment of the Term Loans, in inverse order of maturity.

                           (b) Notwithstanding anything in the Loan Documents to the contrary, Borrowers agree that at any time that Availability is less than $1,693,520 (with Availability calculated for this purpose without reference to the Availability Reserve), interest on the amount by which Availability is less than $1,693,520 shall be calculated at a fluctuating rate of Base Rate plus 2.00% (and on the basis of a year of 360 days and actually days elapsed).

                           (c) Borrowers agree to deliver to Agent within 30 days of the Agent's written request any amendments or modifications to the Mortgages and/or title policies requested by Agent (if any).

         SECTION 5. EFFECTIVENESS. The waiver and amendment made herein shall become effective when (i) the Lenders (or Majority Lenders) shall have duly executed and delivered this Agreement and counterparts hereof shall have been duly executed and delivered to the Agent by the Borrowers; (ii) Borrowers shall have paid a fee in the amount of $200,000 to Agent for the account of the Lenders, provided, however, that Borrowers may elect to make payment of such fee in four equal monthly installments beginning March 31, 1999 but such fee shall be fully earned on the date hereof; and (iii) Borrowers shall have paid a documentation fee for Agent's sole account in the amount of $3,500.

         SECTION 6. COUNTERPARTS AND GOVERNING LAW. This Agreement may be executed in counterparts, each of which shall be an original, and all of which, taken together, shall constitute a single instrument. This Agreement shall be governed by, and construed in accordance with the law of the State of New York.

         SECTION 7. REFERENCES TO LOAN AGREEMENT. From and after the effectiveness of this Agreement and the waivers and agreements contemplated hereby, all references in the Loan Agreement to "this Agreement", "hereof", "herein", and similar terms shall mean and refer to the Loan Agreement as certain provisions thereof are waived or supplemented by this Agreement, and all references in other documents to the Loan agreement shall mean such agreement as certain provisions thereof are waived or supplemented by this Agreement.

         SECTION 8. INVALIDITY. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under all applicable laws and regulations. If, however, any provision of this Agreement shall be prohibited by or invalid under any such law or regulation, it shall be deemed modified to conform to the minimum requirements of such law or regulation, or if for any reason it is not deemed so modified, it shall be ineffective and valid only to the extent of such prohibition or invalidity without the remainder thereof or any of the remaining provisions of this Agreement being prohibited or invalid.

         SECTION 9. RATIFICATION AND CONFIRMATION. The Loan Agreement is hereby ratified and confirmed and, except as herein waived or otherwise agreed, remains unmodified and in full force and effect.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.



                                     FORSTMANN & COMPANY, INC.


                                     By:/s/Rodney J. Peckham
                                        -------------------------
                                     Title:EVP & CFO

                                     FORSTMANN APPAREL, INC.


                                     By:/s/Rodney J. Peckham
                                        ---------------------
                                     Title:EVP & CFO


                                     BANKAMERICA BUSINESS CREDIT, INC.
                                     Individually and as Agent


                                     By:/s/Michael J. Bedore
                                        --------------------
                                     Title:  Senior Account Officer



                                     THE CIT GROUP/COMMERCIAL SERVICES, INC.


                                     By:/s/Kenneth H. Wendler
                                         --------------------
                                     Title:  Vice President




                  IBJ WHITEHALL BUSINESS CREDIT CORP. f/k/a
                  IBJ  SCHRODER   BUSINESS  CREDIT,   INC.   (successor  to  IBJ
                  SCHRODER BANK AND TRUST, CO., INC.)


                                     By:/s/Edward A. Jesser, III
                                        ------------------------
                                     Title:  Senior Vice President



                                      JACKSON NATIONAL LIFE
                                      INSURANCE COMPANY

                                      By:  PPM FINANCE, INC.


                                      By:
                                      Title:








                                      LA SALLE  BUSINESS CREDIT INC.


                                      By:
                                      Title:



                                      PNC BANK NATIONAL ASSOCIATION


                                      By:
                                      Title:

                                                               Exhibit 10.10(a)


                               AGREEMENT OF LEASE

                                     BETWEEN

                           498 SEVENTH, LLC, LANDLORD,

                                       AND

                          FORSTMANN & CO., INC., TENANT





                           Dated: September 15, 1998

                                TABLE OF CONTENTS



Article                                                            Page

1.       Rent.....................................................  1
         ----

2.       Use and Occupancy........................................  1
         -----------------

3.       Tenant Alterations.......................................  2
         ------------------

4.       Maintenance..............................................  5
         -----------

5.       Window Cleaning..........................................  6
         ---------------

6.       Requirements of Law, Fire Insurance, Floor Loads.........  6
         ------------------------------------------------

7.       Subordination............................................  8
         -------------

8.       Property--Loss, Damage, Reimbursement, Indemnity.........  9
         ------------------------------------------------

9.       Destruction, Fire and Other Casualty..................... 10
         ------------------------------------

10.      Eminent Domain........................................... 13
         --------------

11.      Assignment, Mortgage, Etc................................ 13
         --------------------------

12.      Electric Current......................................... 19
         ----------------

13.      Access to Premises....................................... 21
         ------------------

14.      Occupancy................................................ 22
         ---------

15.      Bankruptcy............................................... 22
         ----------

16.      Default.................................................. 23
         -------

17.      Remedies of Landlord and Waiver of Redemption............ 24
         ---------------------------------------------

18.      Fees and Expenses........................................ 25
         -----------------

19.      Building Alterations and Management...................... 25
         -----------------------------------

20.      No Representations by Landlord........................... 25
         ------------------------------

21.      End of Term.............................................. 26
         -----------

22.      Quiet Enjoyment.......................................... 26
         ---------------

23.      Failure to Give Possession............................... 26
         --------------------------

24.      No Waiver................................................ 27
         ---------

25.      Waiver of Trial by Jury.................................. 27
         -----------------------

26.      Inability to Perform..................................... 27
         --------------------

27.      Bills and Notices........................................ 28
         -----------------

28.      Services Provided by Landlord............................ 28
         -----------------------------

29.      Captions................................................. 29
         --------

30.      Definitions.............................................. 30
         -----------

31.      Adjacent Excavation; Shoring............................. 30
         ----------------------------

32.      Rules and Regulations.................................... 31
         ---------------------

33.      Security Deposit......................................... 31
         ----------------

34.      Successors and Assigns................................... 33
         ----------------------

35.      Rental Payments.......................................... 33
         ---------------

36.      Tax Escalation........................................... 35
         --------------

37.      Option to Expand......................................... 37
         ----------------

38.      Air Conditioning......................................... 39
         ----------------

39.      Brokerage................................................ 39
         ---------

40.      Building Directory....................................... 40
         ------------------

41.      Exculpatory Clause....................................... 40
         ------------------

42.      Submission to Jurisdiction, Etc.......................... 40
         --------------------------------

43.      Modifications Requested by Mortgagee, Etc................ 41
         ------------------------------------------

44.      Tenant's Work............................................ 41
         -------------

45.      Insurance................................................ 43
         ---------

46.      Estoppel Certificate..................................... 43
         --------------------

47.      Holdover................................................. 44
         --------

48.      Acceptance of Keys....................................... 44
         ------------------

49.      Tenant's Access to the Demised Premises.................. 44
         ---------------------------------------

50.      Hazardous Materials...................................... 44
         -------------------

51.      Option to Extend......................................... 45
         ----------------

52.      Landlord's Contribution.................................. 47
         -----------------------

53.      Landlord's Work.......................................... 48
         ---------------

54.      Building Directory....................................... 49
         ------------------

55.      Signage.................................................. 49
         -------


Exhibit A - Demising Wall Plan
Exhibit B - Landlord's Work
Exhibit C - Mortgagee - Non-Disturbance Agreement Exhibit D - Certificate of Occupancy Exhibit E - Current Cleaning Specifications Exhibit F - Alteration Rules Exhibit G - Letter of Credit Exhibit H - Seventeenth (17th) Floor Rights

         AGREEMENT OF LEASE, made as of this ___ day of September, 1998, between 498 SEVENTH, LLC, a limited liability company duly organized and existing under the laws of New York, having an office c/o George Comfort & Sons, Inc., 200 Madison Avenue, New York, New York 10016 ("Landlord"), and FORSTMANN & CO., INC., a corporation duly organized and existing under the laws of Georgia, qualified to do business in the State of New York and having a place of business at 1155 Avenue of the Americas, New York, New York 10036 ("Tenant").

                               W I T N E S E T H:

         Landlord hereby leases to Tenant and Tenant hereby hires from Landlord a portion of that floor known as the seventeenth (17th) floor as shown hatched on Exhibit A annexed hereto (the "premises" or "demised premises") in the building known as 498 Seventh Avenue ("Building" or "building") in the Borough of Manhattan, City of New York, for the term of approximately ten (10) years and four (4) months ("Term"), or until the Term shall sooner cease and expire as hereinafter provided, to commence on the "Commencement Date" (as defined in Article 30) and to end on the last day of the calendar month in which occurs that date that is ten (10) years and four (4) months after the Commencement Date (the "Expiration Date"), both dates inclusive, at a fixed annual rental ("Fixed Rent") as set forth in Article 35, which Tenant agrees to pay in lawful money of the United States which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, in equal monthly installments in advance on the first day of each month during the Term, at the office of Landlord or such other place as Landlord may designate, without any set off or deduction whatsoever except as otherwise provided in this lease, except that Tenant shall pay the first full monthly installment for all of the premises on the execution hereof.

         The  parties  hereto,  for  themselves,   their  heirs,   distributees,
executors, administrators, legal representatives, successors and assigns, hereby covenant as follows:

1.       Rent

         Tenant shall pay the rent as above and as hereinafter provided.

2.       Use and Occupancy

         (A) Tenant shall use and occupy the demised premises for executive, administrative, sales (at wholesale only and not to the general public) and general offices and a showroom of Tenant, and for no other purpose.

         (B) Notwithstanding anything contained in this lease to the contrary, Tenant covenants and agrees that Tenant will not use the demised premises or any part thereof, or permit the demised premises or any part thereof to be used, (i) for a retail banking, trust company, or safe deposit business, (ii) as a retail savings bank, or as a savings and loan association, or as a loan company, (iii) for the sale of travelers checks or foreign exchange, (iv) as a news and cigar stand, as such, (v) as a restaurant or bar, (vi) for the sale of confectionery, beverages, sandwiches, ice cream, baked goods or any other food, (vii) by or for any foreign consulate or agency or mission, (viii) as a betting parlor or gambling place, (ix) for a medical office or rendition of any health or related services, (x) by or for a labor union, (xi) by or for a pawnbroker or public finance (personal loan) business, (xii) by or for an employment or placement agency, (xiii) as a check cashing establishment, (xiv) as a funeral establishment, (xv) as or for a "close out" store for low-priced merchandise,
(xvi) by or for any domestic or foreign, state or municipal governmental or quasi-governmental office, department, agency or facility, or any authority or other entity which is affiliated therewith or controlled thereby, (xvii) as a school of any kind, (xviii) for the conduct of any business which results in the presence of the general public in the demised premises, except by prior appointment, provided, however this subdivision (xviii) shall not be deemed to prohibit so-called "open house during market weeks", (xix) as a messenger service, except in connection with Tenant's own messengering needs, (xx) as a manufacturing, photographic or reproduction service or business, (xxi) as a mailing or telephone answering service, (xxii) as or for a retail operation at the premises, (xxiii) for the conduct of any public auction, gathering, meeting, or exhibition, (xxiv) for the conduct of a retail stock brokerage office or business, or (xxv) storage for retail sale of any product or material in the demised premises.

         (C) Notwithstanding the foregoing, Tenant shall be permitted to install, in accordance with Law and only if permitted by the certificate of occupancy for the Building, (i) dining facilities, but only for the exclusive use of Tenant's own employees and Tenant's guests, and (ii) a telephone room and/or a messenger center exclusively for Tenant's own internal needs. Landlord shall not be obligated to provide cleaning services to any portion of the premises used for the storage, preparation, service or consumption of food or for any other non-office use.

         (D) Except to the extent performed by Tenant's own employees, Tenant shall not obtain or accept for use in the demised premises towel, floor polishing, lighting maintenance, cleaning or other similar services from any party not theretofore approved by Landlord (which approval will not be unreasonably withheld or delayed). Such services shall be furnished only at such hours, in such places within the demised premises and pursuant to such regulations as Landlord reasonably prescribes.

         (E) Notwithstanding the foregoing, Tenant shall be permitted to operate, in accordance with Law, two (2) handlooms and prepare its swatches in the demised premises, all solely as an incidental use, and in no event to exceed an area of 300 rentable square feet.

3.       Tenant Alterations

         (A) Tenant shall not make or perform, or permit the making or performance of, any alterations, installations, improvements, additions or other physical changes in or about the demised premises (collectively, "Alterations") (other than nonstructural Alterations within the premises costing less than $25,000 for any such Alteration or series of related Alterations that do not require any governmental permit and not adversely, in Landlord's good faith judgment, affecting any of the building's systems and purely cosmetic or decorative changes such as wall coverings and floor covering, provided that in any and all such cases Tenant has given Landlord prior notice thereof) without Landlord's prior written consent. Landlord agrees not unreasonably to withhold or delay, its consent to any Alterations that (i) are nonstructural, (ii) do not affect the Building's exterior, (iii) do not adversely affect the Building's systems or facilities, (iv) do not affect any part of the Building other than the demised premises, (v) do not adversely affect any service required to be furnished by Landlord to Tenant or to any other tenant or occupant of the Building, and (vi) do not reduce the value or utility of the Building; provided that such Alterations are performed only by contractors, subcontractors or mechanics as may be approved by Landlord (which approval will not be unreasonably withheld or delayed) except as to electrical, plumbing, mechanical, heating, ventilating and air conditioning trades, provided, however Landlord will maintain from time to time and provide Tenant on request a list of currently approved contractors and subcontractors for the Building (with not fewer than three (3) firms for each trade except that with respect to electrical, plumbing, mechanical, heating, ventilating and air conditioning trades, the list will contain not fewer than four (4) firms for each such trade). All Alterations shall be done at Tenant's expense and at such times and in such manner as Landlord may from time to time reasonably designate pursuant to the Alteration Rules annexed as Exhibit F. Prior to making any Alterations, Tenant (a) shall submit to Landlord detailed plans and specifications, including layout, architectural, mechanical and structural drawings (except that if the proposed Alterations are minor, Tenant shall only be required to deliver plans therefor if good construction practice dictates that plans be prepared, and in any event such plans need only be prepared in such detail as is reasonably warranted by the nature of the work), for each proposed Alteration and shall not commence any such Alteration without first obtaining Landlord's written approval of such plans and specifications (which approval will not be unreasonably withheld or delayed to the extent that Landlord is required not unreasonably to withhold or delay approval of the Alteration itself), (b) shall, at its expense, obtain all permits, approvals and certificates required by any governmental or quasi-governmental bodies and deliver duplicates thereof to Landlord, and (c) shall furnish to Landlord certificates of policies of worker's compensation insurance (covering all persons to be employed by Tenant and Tenant's contractors and subcontractors in connection with such Alteration) and comprehensive public liability (including property damage coverage) insurance in such amounts and as otherwise provided in Article 45(A). Landlord will use reasonable and good faith efforts to respond to requests for plan approval within seven (7) days (except that with respect to engineering plans the time period shall be ten (10) days) with regard to an initial submission or material modification and five (5) days with regard to an immaterial modification. If Landlord fails to respond to a request for approval within the applicable time period and provided Tenant has given Landlord a second request therefor (which second request shall not be given prior to five (5) days after Landlord's receipt of the initial request in the case of the aforesaid seven (7) day period, seven (7) days after Landlord's receipt in the case of the aforesaid ten
(10) day period and three (3) days after Landlord's receipt in the case of the aforesaid five (5) day period) containing in bold-faced, 20 point type the legend "Failure to respond is deemed approved pursuant to Paragraph 3(A) of the lease", Landlord's approval shall be deemed given unless Landlord responds within three (3) business days after Landlord's receipt of such second request. As to engineering plans, the aforesaid time periods for Landlord to respond shall be conditioned upon Tenant furnishing copies thereof to Edwards & Zuck or such other engineering firm as to which Landlord may from time to time advise Tenant. The grounds for any disapproval must be stated in reasonable detail. Promptly after completion of each Alteration, Tenant, at Tenant's expense, shall furnish Landlord with (x) final "as built" plans and specifications for each Alteration (if "as built" plans exist and, if not, with final plans and specifications with field notations certified by Tenant's architect) showing the Alterations, (y) Building Department filing documents, permits and final approvals and other evidence reasonably satisfactory to Landlord that the Alterations are in compliance with all applicable legal requirements, and (z) evidence reasonably satisfactory to Landlord that all laborers, materialmen and mechanics have been paid, including duly executed and acknowledged releases of liens against the demised premises, the Building, and the materials and improvements therein from the general contractor and all subcontractors involved with the installation covering all of the Alterations. Landlord will cooperate with Tenant, at Tenant's expense, to the extent reasonably requested by Tenant to facilitate Tenant's compliance with subdivisions (b) and (y) above. All Alterations shall be made and performed in accordance with the Alteration Rules; all materials and equipment to be incorporated in the demised premises as a result of all Alterations shall be of good quality; and no materials or equipment incorporated into the premises shall be subject to any lien, encumbrance, chattel mortgage, title retention or security agreement. Tenant shall not, at any time prior to or during the Term, directly or indirectly employ, or permit the employment of, any contractor, mechanic or laborer in the demised premises, whether in connection with any Alteration or otherwise, if, in Landlord's sole but reasonable discretion, such employment will interfere or cause any conflict with other contractors, mechanics, or laborers engaged in the construction, maintenance or operation of the Building by Landlord, Tenant or others. In the event of any such interference or conflict, Tenant, upon demand of Landlord, shall cause all contractors, mechanics or laborers causing such interference or conflict to leave the Building immediately.

         (B) No approval of any plans or specifications by Landlord or consent by Landlord allowing Tenant to make any Alterations or any inspection of Alterations made by or for Landlord shall in any way be deemed to be an agreement by Landlord that the contemplated Alterations comply with any legal requirements or insurance requirements or the certificate of occupancy for the Building nor shall it be deemed to be a waiver by Landlord of the compliance by Tenant of any provision of this lease.

         (C) Tenant shall promptly reimburse Landlord for all reasonable, out-of-pocket fees, costs and expenses including, but not limited to, those of attorneys, architects and engineers, reasonably incurred by Landlord in connection with the review of Tenant's plans and specifications for any Alteration and inspecting the Alterations to determine whether the same are being or have been performed in accordance with the approved plans and specifications therefor and with all legal requirements and insurance requirements and other requirements of this lease, but excluding so-called supervisory fees.

         (D) If any mechanic's lien is filed against the demised premises, or the Building of which the same forms a part, for work claimed to have done for, or materials furnished to, Tenant, whether or not done pursuant to this article, the same shall be discharged by Tenant within forty-five (45) days after notice to Tenant, at Tenant's expense, by filing the bond required by law. All fixtures (except trade fixtures) and all paneling, partitions, railings and like installations, installed in the premises at any time, either by Tenant or by Landlord in Tenant's behalf, shall, upon installation, become the property of Landlord and shall remain upon and be surrendered with the demised premises unless,  in the  case  of  Non-Standard  Alterations,  as  hereinafter  defined,
Landlord elects, by notice to Tenant at the time it approves the same, to relinquish Landlord's rights thereto and to have them removed by Tenant, in which event the same shall be removed, from the premises by Tenant prior to the expiration of this lease, at Tenant's expense. "Non-Standard Alterations" means non-building standard installations such as vaults, kitchens (excluding pantries, air conditioning and private bathrooms, but including plumbing running through the ceiling and/or floor in the space of any other tenant or occupant or public space), stairways, raised concrete floors, and/or other installations which in Landlord's reasonable judgment are not reasonably useful for an ordinary office purposes. Nothing in this Article shall be construed to give Landlord title to or to prevent Tenant's removal of trade fixtures, moveable office furniture, furnishings and equipment, but upon removal of any such items from the premises or upon removal of such Non-Standard Alterations as may be required by Landlord, Tenant shall immediately, at its expense, repair and restore the premises to good order and condition in Landlord's reasonable judgment, and repair any damage to the demised premises or the Building due to such removal. All property permitted or required to be removed by Tenant at the end of the Term remaining in the premises after Tenant's removal shall be deemed abandoned and may, at the election of Landlord, either be retained as Landlord's property or may be removed from the premises by Landlord, at Tenant's expense.

4.       Maintenance

         Tenant shall, throughout the Term, take good care of the demised premises and the fixtures and appurtenances therein. Tenant shall be responsible for all damage or injury to the demised premises or any other part of the Building and the systems and equipment thereof, whether requiring structural or nonstructural repairs, caused by or resulting from the negligence or wilful misconduct of Tenant, or which arise out of any work, labor, service or equipment done for or supplied to Tenant (excluding defects by Landlord in Landlord's Work in the demised premises) or any subtenant or arising out of the installation, use or operation of the property or equipment of Tenant or any subtenant (except to the extent caused by Landlord's negligence or wilful misconduct. (As used herein, the phrase "Tenant's negligence or wilful misconduct" includes also the negligence or wilful misconduct of Tenant's or any subtenant's contractors, employees, agents, invitees (while in the premises) or licensees and the phrase "Landlord's negligence or wilful misconduct" includes also the negligence or wilful misconduct of Landlord's employees, contractors or agents.) Tenant shall also repair all damage to the Building and the demised premises caused by the moving of Tenant's fixtures, furniture and equipment. Tenant shall promptly make, at Tenant's expense, all repairs in and to the demised premises for which Tenant is responsible, using only contractors approved by Landlord (which approval will not be unreasonably withheld or delayed). Any other repairs in or to the Building or the facilities and systems thereof for which Tenant is responsible shall be performed by Landlord at Tenant's expense to the extent that such expense is commercially reasonable. Except for those obligations of Tenant, Landlord shall maintain in good working order and repair the exterior and the structural portions of the Building, including the structural portions of the demised premises, the public portions of the Building interior and the Building plumbing, mechanical and electrical systems installed by Landlord and serving the demised premises. With respect to the heating, ventilating and air conditioning ("HVAC") system, Landlord is responsible for maintenance of the base Building system and the HVAC machinery installed by Landlord (except to the extent damaged by Tenant's negligence or wilful misconduct), and Tenant is responsible for the maintenance of the HVAC distribution system and the HVAC machinery installed by Tenant (except to the extent damaged by Landlord's negligence or wilful misconduct). Landlord shall also make all repairs necessitated by Landlord's negligence or wilful misconduct. Tenant agrees to give prompt notice of any defective condition in the premises for which Landlord may be responsible hereunder as soon as Tenant or its employees has actual knowledge thereof. There shall be no allowance to Tenant for diminution of rental value and no liability on the part of Landlord by reason of inconvenience, annoyance or injury to business arising from Landlord or others making repairs, alterations, additions or improvements in or to any portion of the Building or the demised premises or in and to the fixtures, appurtenances or equipment thereof. It is specifically agreed that Tenant shall not, except as expressly provided in this lease, be entitled to any setoff or reduction of rent by reason of any failure of Landlord to comply with the covenants of this or any other article of this lease. Tenant agrees that, except as expressly provided in this lease, Tenant's sole remedy at law in such instance will be by way of an action for damages for breach of contract. The provisions of this Article 4 shall not apply in the case of fire or other casualty, which is dealt with in Article 9 hereof.

5.       Window Cleaning

         Tenant will not clean nor require, permit, suffer or allow any window in the demised premises to be cleaned from the outside in violation of Section 202 of the Labor Law or any other applicable law or of the Rules of the Board of Standards and Appeals, or of any other Board or body having or asserting jurisdiction.

6.       Requirements of Law, Fire Insurance, Floor Loads

         (A) Prior to the commencement of the Term, if Tenant is then in possession, and at all times thereafter, Tenant, at Tenant's sole cost and expense, shall (except as otherwise expressly provided in this lease) promptly comply with all present and future laws, orders and regulations of all state, federal, municipal and local governments, departments, commissions and boards and any direction of any public officer pursuant to law, and all orders, rules and regulations of the New York Board of Fire Underwriters, Insurance Services Office, or any similar body (collectively, "Laws") that impose any violation, order or duty upon Landlord or Tenant with respect to the demised premises or the Building if arising out of Tenant's particular use or manner of use thereof (as opposed to mere generic office use). The preceding sentence shall apply only to Laws relating to the physical aspect of the demised premises (and shall exclude illegal conditions created by Landlord in performing Landlord's Work in the demised premises) as opposed to Laws relating to Tenant's conduct of business therein, with which it is Tenant's sole obligation to comply. Landlord shall cause the public portions of the Building (together with those portions of the Building systems and structural elements of the Building that are not affected by Tenant's Alterations or other actions) to comply with Laws to the extent necessary for Tenant safely and lawfully to occupy the premises for general office use. Nothing herein shall require Tenant to make structural repairs or structural alterations unless Tenant has, by its manner of use of the demised premises or method of operation therein, violated any such Laws. Tenant may, after securing Landlord to Landlord's reasonable satisfaction against all damages, interest, penalties and expenses, including, but not limited to, reasonable attorney's fees, by cash deposit or by surety bond in an amount and in a company reasonably satisfactory to Landlord, contest and appeal any such Laws provided that the same is done with all reasonable promptness and provided such appeal shall not subject Landlord to prosecution for a criminal offense or constitute a default under any lease or mortgage under which Landlord may be obligated, or cause the demised premises or any part thereof to be condemned or vacated. Except to the extent this lease makes the same the express obligation of Landlord, Tenant shall not do or permit any act or thing to be done in or to the demised premises that is contrary to Law or that invalidates or is in conflict with public liability, fire or other policies of insurance at any time carried by or for the benefit of Landlord with respect to the demised premises or the Building, or that shall or might reasonably subject Landlord to any liability or responsibility to any person or for property damage. Tenant shall not keep anything in the demised premises except as now or hereafter permitted by the Fire Department, Board of Fire Underwriters, Fire Insurance Rating Organization or other authority having jurisdiction, and then only in such manner and such quantity so as not to increase the rate for fire insurance applicable to the Building, nor use the premises in a manner which will increase the insurance rate for the Building or any property located therein over that in effect prior to the commencement of Tenant's occupancy. Tenant shall pay all costs, expenses, fines, penalties or damages to the extent imposed upon Landlord by reason of Tenant's failure to comply with the provisions of this Article and if, by reason of such failure, the fire insurance rate shall, at the beginning of this lease or at any time thereafter, be higher than it otherwise would be, then Tenant shall reimburse Landlord, as additional rent hereunder, for that portion of all fire insurance premiums thereafter paid by Landlord which shall have been charged because of such failure by Tenant. In any action or proceeding wherein Landlord and Tenant are parties, a schedule or "make-up" of rates for the Building or demised premises issued by the New York Fire Insurance Exchange, or other body making fire insurance rates applicable to said premises shall be conclusive evidence of the facts therein stated and of the several items and charges in the fire insurance rates then applicable thereto. Tenant shall not place a load upon any floor of the demised premises exceeding the floor load per square foot area which it was designed to carry and which is allowed by Law unless Tenant at Tenant's expense adequately reinforces the floor so as to comply with Law. Landlord reserves the right to reasonably prescribe the weight and position of all safes, business machines and mechanical equipment. Such installations shall be placed and maintained by Tenant, at Tenant's expense, in settings sufficient, in Landlord's reasonable judgment, to absorb and prevent vibration, noise and annoyance.

         (B) All work performed or installations made by Tenant (or by Landlord at Tenant's request) in and to the demised premises shall be done in a fashion such that the demised premises and the Building shall be in compliance with the requirements of Local Law 5 of 1973 of The City of New York, as heretofore and hereafter amended ("Local Law 5"). The foregoing shall include, without limitation, (i) relocation of existing fire detection devices, alarm signals and/or communication devices necessitated by the alteration of the demised premises, and (ii) installation of such additional fire control or detection devices as may be required by Laws as a result of Tenant's particular use or manner of use of the demised premises (as opposed to mere generic office use). In addition, Tenant shall cause the demised premises to be connected to the Building "Class E" system (Landlord agrees to provide tie-in points for Tenant's "Class E" panels on each floor of the demised premises) and Landlord shall, at Tenant's reasonable expense, arrange to have the demised premises and Tenant added to the "Class E" computer. Except to the extent caused by Tenant's negligence or willful misconduct, Landlord shall be responsible for the maintenance and repair of the Building "Class E" system outside of the demised premises and "Class E" computer.

         (C) Except to the extent caused by Landlord's negligence or wilful misconduct, Landlord shall not be responsible for any damage to Tenant's fire control or detection devices nor shall Landlord have any responsibility for the maintenance or replacement thereof. Tenant shall indemnify Landlord from and against all loss, damage, cost, liability or expense (including, without limitation, reasonable attorneys' fees and disbursements) suffered or incurred by Landlord by reason of the installation and/or operation by Tenant, its agents, contractors, employees or licensees, or those of Tenant's subtenants, of any such devices.

         (D) All work and installations required to be undertaken by Tenant pursuant to this Article shall be performed at Tenant's sole cost and expense and in accordance with the applicable provisions of this lease.

         (E) The fact that Landlord shall have heretofore consented to any Alterations made by Tenant in the demised premises shall not relieve Tenant of its obligations pursuant to this Article with respect to such Alterations.

         (F) If any utility company or governmental or quasi-governmental authority requires any work, installation or improvement to be made to the Building in connection with any Alteration performed by Tenant, the installation or operation of equipment or machinery in the demised premises or for any other reason relating to Tenant's particular use or manner of use of the demised premises (as opposed to mere generic office use), Tenant shall reimburse Landlord for the cost of such work, installation or improvement on demand unless the necessity therefor arose solely by reason of a violation not created by Tenant, its employees, contractors, agents or subtenants.

         (G) Except as otherwise expressly provided in this lease, Tenant shall be responsible, at Tenant's expense, for causing Tenant's Work and other
Alterations in the demised premises to comply with the Americans with Disabilities Act as in effect from time to time, and any state or local variations thereof (collectively, "ADA"). As part of Landlord's Work in the demised premises or the floor containing the demised premises, Landlord will cause the existing core bathrooms, the elevator servicing the demised premises, their call buttons and signage, hall lanterns, fire wardens, manual pull stations and core door hardware, if required, on such floor to comply with current ADA requirements.

7.       Subordination

         (A) This lease is subject and subordinate to all ground or underlying leases and to all mortgages which may now or hereafter affect such leases or the real property of which demised premises are a part and to all renewals, modifications, consolidations, replacements and extensions of any such underlying leases and mortgages. This clause shall be self-operative and no further instrument of subordination shall be required by any ground or underlying lessor or by any mortgagee, affecting any lease or the real property of which the demised premises are a part. In confirmation of such subordination, Tenant shall execute promptly any certificate that Landlord may reasonably request. Notwithstanding the foregoing, Landlord agrees to use reasonable efforts to obtain from any future mortgagee and ground lessor (not including the Fee Mortgage, as defined in Paragraph (B) below, which is dealt with in such Paragraph (B)) for Tenant's benefit an agreement in recordable form and in substance customarily adopted by the holder of the mortgage or ground lease (a "Holder"), as the case may be, to the effect that, in the event of any foreclosure of such mortgage or the termination of such ground lease, as the case may be, the Holder will not make Tenant a party defendant to such foreclosure or termination (unless required by applicable law) nor disturb its possession under this lease, provided Tenant shall not be in default hereunder beyond any applicable grace period under this lease for the curing of such default (a "Non-Disturbance Agreement"). To the extent not so provided by applicable law, in the event of the enforcement by a Holder of the remedies provided for by law or by a ground lease or a mortgage, if the Holder or any successors or assigns shall, at its or their sole option, succeed to the interest of Landlord under this lease whether through eviction, possessory or foreclosure action or a deed in lieu of foreclosure and this lease shall not be terminated or affected by such foreclosure or any such proceedings, Tenant shall attorn to and recognize the Holder (or its successors or assigns) as its landlord upon the terms, covenants, conditions and agreements contained in this lease to the same extent and in the same manner as if this lease were a direct lease between the Holder (or its successors or assigns) and Tenant, except that the Holder (or its successors or assigns), whether or not it shall have succeeded to the interest of Landlord under this lease, shall not (i) have any liability for refusal or failure to perform or complete any work required to be performed by Landlord under this lease or any workletter annexed hereto to prepare the demised premises for Tenant's occupancy, or any liability under any guaranty or indemnification with respect to such work, or otherwise have any obligation to prepare the demised premises for occupancy in accordance with the provisions of this lease, (ii) be liable for any act, omission or default of any prior landlord under this lease, (iii) be subject to any offsets, claims or defenses which shall have heretofore accrued to Tenant against any prior landlord under this lease, except for any offset against rental expressly provided for in this lease, and (iv) be bound by any rent or additional rent which Tenant might have paid to any prior landlord for more than one (1) month in advance. If there is any inconsistency between the provisions of the preceding sentence and those of the Non-Disturbance Agreement entered into by Tenant and a Holder, then, as between Tenant and such Holder, the terms of the Non-Disturbance Agreement will prevail.

         (B) This lease, and all rights of Tenant hereunder, are and shall be subject and subordinate in all respects to the mortgage dated March 27, 1997, between Landlord, as mortgagor, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., as mortgagee, and the liens created or continued thereby and to each and every advance made or hereafter to be made under such mortgage, and to all renewals, modifications, spreaders, consolidations, replacements and extensions thereof, including any increases in the principal sums secured thereby, and any increases in the rates of interest provided therein (collectively, the "Fee Mortgage"), and to each and all of the rights of the mortgagee thereunder. This Paragraph shall be self-operative and no further instrument of subordination shall be required. In confirmation of such subordination, Tenant shall promptly execute and deliver any certificate that the holder of the Fee Mortgage may reasonably request at no expense to Tenant. Landlord agrees to use reasonable efforts to obtain and deliver to Tenant a Non-Disturbance Agreement from the holder of the Fee Mortgage in the form as set forth in Exhibit C attached hereto simultaneously with Landlord's execution and delivery of this lease. If Landlord fails timely to deliver to Tenant such Non- Disturbance Agreement from the holder of the Fee Mortgage, Tenant shall have the right, exercisable no later than forty (40) days from the date of this lease (as to which date time is of the essence), but not after such Non-Disturbance Agreement has been delivered, to cancel and terminate this lease by notice to Landlord. Upon the giving of such notice of cancellation and termination, this lease shall terminate and come to an end, and the parties shall not have any further rights or obligations hereunder. Landlord represents that as of the date of this lease there are no mortgages encumbering the fee interest in the Building other than the Fee Mortgage and that there are no underlying leases.

8.       Property--Loss, Damage, Reimbursement, Indemnity

         Landlord and its agents shall not be liable for any damage to property of Tenant or of others entrusted to employees of the Building, nor for loss of or damage to any property of Tenant by theft or otherwise, nor for any injury or damage to persons or property resulting from any cause of whatsoever nature, unless caused by or due to the negligence or wilful misconduct of Landlord. Landlord and its agents will not be liable for any such damage caused by other tenants or persons in, upon or about the Building or caused by operations in construction of any private, public or quasi public work. If at any time any windows of the demised premises are closed, darkened or bricked up for a period of ten (10) or fewer business days for any reason whatsoever including, but not limited to Landlord's own acts (or permanently closed, darkened or bricked up, if required by Law or, in the case of lot line windows, in the event of construction of adjacent improvements), Landlord shall not be liable for any damage Tenant may sustain thereby (except to the extent resulting from Landlord's negligence or wilful misconduct) and Tenant shall not be entitled to any compensation therefor nor abatement or diminution of rent nor shall the same release Tenant from its obligations hereunder nor constitute an eviction. Subject to Article 9(H), (I) and (K) Tenant shall indemnify and save harmless Landlord against and from all liabilities, obligations, damages, penalties, claims, costs and expenses for which Landlord shall not be reimbursed by insurance, including reasonable attorneys' fees, paid, suffered or incurred as a result of any breach by Tenant, Tenant's agents, contractors, employees, invitees, or licensees, of any covenant or condition of this lease, or the negligence or wilful misconduct of Tenant; provided, however, that Tenant's liability with respect to its invitees shall extend only to such invitees' conduct within the premises or when acting in accordance with Tenant's instructions outside of the premises. Tenant's liability under this lease extends to the acts and omissions of any subtenant (not including any subtenant holding by or through Landlord), and any agent, contractor, employee, invitee (except as set forth above) or licensee of any subtenant. In case any action or proceeding is brought against Landlord by reason of any such claim, Tenant, upon written notice from Landlord, will, at Tenant's expense, resist or defend such action or proceeding by counsel approved by Landlord in writing, such approval not to be unreasonably withheld or delayed, and counsel for the insurance carrier being deemed approved.

9.       Destruction, Fire and Other Casualty

         (A) If the demised premises or any part thereof shall be damaged by fire or other casualty, Tenant, reasonably promptly after obtaining knowledge thereof, shall give immediate notice thereof to Landlord and this lease shall continue in full force and effect except as hereinafter set forth.

         (B) If thirty (30%) percent or less of the demised premises are damaged or rendered untenantable by fire or other casualty, the damages thereto shall be repaired by and at the expense of Landlord and the rent shall be apportioned from the day following the casualty, until Landlord notifies Tenant that such repair is substantially completed (or until Tenant uses the same for any purpose or commences occupancy thereof for the conduct of any business, if sooner), according to the part of the premises that is tenantable.

         (C) If more than thirty (30%) percent of the demised premises are damaged or rendered untenantable (or Tenant is denied access thereto) by fire or other casualty and Tenant does not use any of the demised premises for any purpose, then the rent shall be proportionately paid up to the time of the casualty and thenceforth shall cease until the date when the premises or the affected portion shall have been repaired and restored by Landlord and Tenant may lawfully occupy the same for the conduct of its business (or until Tenant uses the same for any purpose or commences occupancy thereof for the conduct of any business, if sooner), but subject to Landlord's right to elect not to restore the same as hereinafter provided.

         (D) If more than thirty (30%) percent of the demised premises are rendered untenantable or (whether or not the demised premises are damaged in whole or in part) if the Building shall be so substantially damaged that Landlord shall decide to demolish it or to rebuild it, then, in either of such events, Landlord may elect to terminate this lease (provided Landlord does not discriminate solely against Tenant) by written notice to Tenant, given within ninety (90) days after such fire or casualty, specifying a date for the expiration of this lease, which date shall not be more than sixty (60) days after the giving of such notice, (provided, however, if the demised premises or access thereto have not been affected by such casualty Tenant shall have the right by written notice to Landlord given no later than thirty (30) days from receipt of Landlord's notice (time being of the essence) to postpone the date specified by Landlord for the expiration of this lease to a date (to be specified in Tenant's notice) which shall not be later than one hundred eighty
(180) days from the date of Landlord's notice of termination or the date originally set forth as the expiration date of this lease, whichever is sooner), and upon the date specified in Landlord's or Tenant's notice, as the case may be, the Term shall expire as fully and completely as if such date were the date set forth above for the termination of this lease and Tenant shall forthwith quit, surrender and vacate the premises without prejudice, however, to Landlord's rights and remedies against Tenant under the lease provisions in effect prior to such termination, and any rent owing shall be paid up to such date and any payments of rent made by Tenant which were on account of any period subsequent to such date shall be returned to Tenant. Unless Landlord or Tenant shall serve a termination notice as provided for herein, Landlord shall make the repairs and restorations with all reasonable expedition, subject to delays due to adjustment of insurance claims, labor troubles and causes beyond Landlord's reasonable control. After any such casualty, Tenant shall cooperate with Landlord's restoration by removing from the premises, as promptly as reasonably possible, all of Tenant's salvageable inventory and movable equipment, furniture, and other property. Tenant's liability for rent shall resume ten (10) days after written notice from Landlord that the premises are substantially ready for Tenant's lawful occupancy for normal business purposes.

         (E) Tenant acknowledges that Landlord will not carry insurance on Tenant's furniture and furnishings or any fixtures, equipment or personal property of Tenant removable by Tenant and agrees that Landlord will not be obligated to repair any damage thereto or replace the same.

         (F) Tenant hereby waives the provisions of Section 227 of the Real Property Law and agrees that the provisions of this Article shall govern and control in lieu thereof.

         (G)      Supplementing the foregoing provisions of this Article,

(i) if an independent contractor chosen by Landlord estimates that Landlord's portion of any restoration necessitated by damage or destruction to the demised premises by fire or other casualty (collectively "Casualty") cannot be substantially completed within six (6) months after that date when adjustment with the insurance carrier(s) has been completed and Landlord has in fact received the insurance proceeds (the "Insurance Date") (which estimate shall be obtained and delivered to Tenant within forty-five (45) days after the Casualty), Tenant may terminate this lease by notice sent to Landlord within thirty (30) days after receipt of Landlord's notice (time being of the essence),
(ii) if Landlord's portion of any restoration necessitated by Casualty has not been substantially completed within six (6) months after the Insurance Date of the applicable Casualty, then Tenant may terminate this lease by notice sent to Landlord within thirty (30) days after the expiration of such six (6) month period (time being of the essence), or (iii) if, within eighteen (18) months prior to the Expiration Date, the demised premises are materially damaged by Casualty, Tenant may terminate this lease by giving written notice to Landlord thereof within thirty (30) days after such damage or Casualty. In any such event, this lease shall terminate on the date such notice is sent provided, however, if this lease is terminated as a result of a Casualty that does not affect the demised premises or access thereto, Tenant shall have the right in its notice to specify a date for termination of this lease not later than one hundred eighty (180) days from the date of the Casualty, or to the date originally set forth as the expiration date of this lease, whichever is sooner. On or before such effective date, Tenant shall vacate and surrender possession of the demised premises in the condition required by this lease, Fixed Rent and other amounts payable under this lease shall be prorated as of such effective date. Notwithstanding the foregoing, the six (6) month period referred to in subparagraph (ii) above shall be extended by up to an additional six (6) months to the extent such restoration is delayed by reason of circumstances of the nature set forth in Article 26 or otherwise beyond Landlord's reasonable control.

         (H) Anything hereinbefore contained in this Article to the contrary notwithstanding, Landlord and Tenant shall each endeavor to secure an appropriate clause in, or an endorsement upon, each fire or extended coverage or rent or business interruption insurance policy obtained by it and covering the Building, the demised premises or the personal property, fixtures and equipment located therein or thereon, pursuant to which the respective insurance companies waive subrogation or permit the insured, prior to any loss, to agree with a third party to waive any claim it might have against such third party. The waiver of subrogation or permission for waiver of any claim hereinbefore referred to (which the parties each confirm to each other is available as of the date of this lease) shall extend to the agents of each party and its employees and, in the case of Tenant, shall also extend to its related corporations and all other persons and entities occupying or using the demised premises in accordance with the terms of this lease and, in the case of Landlord, shall also extend to all general and limited partners and members of Landlord. If, and to the extent that such waiver or permission can be obtained only upon payment of an additional charge, then, except as provided in the following two paragraphs, the party benefiting from the waiver or permission shall pay such charge upon demand, or shall be deemed to have agreed that the party obtaining the insurance coverage in question shall be free of any further obligations under the provisions hereof relating to such waiver or permission.

         (I) If Landlord is unable at any time to obtain one of the provisions referred to in Paragraph (H) of this Article in any of its insurance policies, Landlord shall cause Tenant to be named in such policy or policies as one of the insureds, but if any additional premium shall be imposed for the inclusion of Tenant as such an insured, Tenant shall pay such additional premium upon demand or Landlord shall be excused from its obligations under this Article with respect to the insurance policy or policies for which such additional premiums would be imposed. If Tenant is named as one of the insureds in any of Landlord's policies in accordance with the foregoing, Tenant shall endorse promptly to the order of Landlord, without recourse, any check, draft or order for the payment of money representing the proceeds of any such policy or any other payment growing out of or connected with such policy and Tenant hereby irrevocably waives any and all rights in and to such proceeds and payments.

         (J) If Tenant is unable at any time to obtain one of the provisions referred to in Paragraph (H) of this Article in any of its insurance policies, Tenant shall cause Landlord, its partners and members to be named in such policy or policies as one of the insureds, but if any additional premium shall be imposed for the inclusion of Landlord as such an insured, Landlord shall pay such additional premium upon demand or Tenant shall be excused from its obligations under Paragraph (H) of this Article with respect to the insurance policy or policies for which such additional premiums would be imposed. If Landlord, its partners and members are named as one of the insureds in any of Tenant's policies in accordance with the foregoing, Landlord and such partners and members shall endorse promptly to the order of Tenant, without recourse, any check, draft or order for the payment of money representing the proceeds of any such policy or any other payment growing out of or connected with such policy and Landlord hereby irrevocably waives any and all rights in and to such proceeds and payments.

         (K) Subject to Paragraphs (H), (I) and (J) of this Article, and insofar as may be permitted by the terms of the insurance policies carried by it, each party hereby releases the other with respect to any claim (including a claim for negligence) which it might otherwise have against the other party for loss, damage or destruction with respect to its property by fire or other casualty (including rental value or business interest, as the case may be) occurring during the Term.

10.      Eminent Domain

         (A) If the whole or any part of the demised premises in excess of 10% of the aggregate rentable area thereof shall be acquired or condemned by eminent domain for any public or quasi public use or purpose, then and in that event, the Term shall cease and terminate from the date of title vesting in such proceeding and Tenant shall have no claim for the value of any unexpired portion of the Term and Tenant hereby assigns to Landlord Tenant's entire interest in any such award.

         (B) Tenant shall be entitled to claim, prove and receive in any condemnation proceeding such awards as may be allowed for moving expenses, fixtures and other property installed by it at its sole cost and expense in the demised premises, provided such awards do not adversely affect the awards for Landlord's interest in the Land (as hereinafter defined) and Building. In the event of a temporary taking of the use of the demised premises, Tenant may, if it elects, remain liable in accordance with the terms of this lease, and in such case there shall be no abatement of rent, but Landlord shall assign to Tenant any award made for such temporary taking of the use of the demised premises. Any such election on the part of Tenant shall be exercised by the service of written notice on Landlord within thirty (30) days after the actual taking of such use for a temporary period.

11.      Assignment, Mortgage, Etc.

         (A) Except as otherwise expressly permitted in this Article 11, Tenant, for itself, its heirs, distributees, executors, administrators, legal representatives, successors and assigns, expressly covenants that it shall not assign, mortgage or encumber this agreement, nor underlet, or suffer or permit the demised premises or any part thereof to be used by others, without the prior written consent of Landlord in each instance. A transfer of a fifty percent (50%) or more beneficial interest in Tenant, whether such transfer occurs at one time, or in a series of related transactions, and whether of stock, partnership interest or otherwise, by any party in interest shall be deemed an assignment of this lease, but not including transfers (i) resulting from the death of a shareholder or partner of Tenant, or (ii) to or among the existing shareholders or partners of Tenant, their immediate families or trusts for the benefit thereof, or (iii) on a recognized national securities exchange. If this lease is assigned, or if the demised premises or any part thereof is underlet or occupied by anybody other than Tenant, Landlord may collect rent from the assignee, under-tenant or occupant, and apply the net amount collected to the rent herein reserved, but no such assignment, underletting, occupancy or collection shall be deemed a waiver of this covenant, or the acceptance of the assignee, under-tenant or occupant as tenant, or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained. The consent by Landlord to an assignment or underletting shall not in any wise be construed to relieve Tenant from obtaining the consent in writing of Landlord to any further assignment or underletting with respect to an undertenant or other occupant in accordance with this lease.

         (B) Tenant shall neither: (i) publicly advertise the availability of the premises or any part thereof at a rental rate less than the rental rate at which Landlord is then offering to lease comparable space in the Building, or
(ii) if Landlord has available or expects to have available  within the next six
(6) months space of approximately the same size, assign this lease to or sublet to or permit the occupancy of all or any part of the demised premises by any other party which is then a tenant, subtenant, licensee or occupant of any space in the Building or which has negotiated with Landlord for space in the Building within the six (6) month period preceding the date of Landlord's receipt of "Tenant's Notice" as defined in Paragraph (C).

         (C) If Tenant wishes to assign this lease, sublet all or any part of the demised premises or permit the demised premises to be occupied by any other party (occupancy by a third party being deemed, for the purposes of this Article 11, to be a sublease), Tenant shall first notify Landlord ("Tenant's Notice"), specifying (i) if the proposed transaction is an assignment or a sublease of all or substantially all of the demised premises or a sublease of a portion of the demised premises for all or substantially all of the remaining term of this lease (each, a "Major Sublease"), all of the bona fide material business terms (the "Business Terms") on which Tenant would be willing to consummate such transaction, including, without limitation, any separate consideration therefor, the rental rate to be paid (including any escalation and base years or additional rent payable), the term thereof (including any renewal options and the anticipated commencement date (which shall not be earlier than sixty (60) days after receipt of Tenant's Notice) and expiration date thereof), any work to be performed or paid for by Tenant, whether in the affected space or in order to make the affected space maintainable as an independent unit, the amount and duration of any rent concessions, the cost and extent of any so-called "take-over" obligations to be assumed by Tenant and any other conditions (including, without limitation, the commencement and expiration dates thereof), and (ii) if the transaction is neither an assignment nor a Major Sublease (in which case it would be a "Minor Sublease"), a copy of the executed documents consummating such Minor Sublease and information regarding the name of and character of the business of the sublessee, a summary of the Business Terms and current information as to the financial responsibility and standing of the proposed sublessee. Tenant shall also provide Landlord with such other information in connection with a sublease as it reasonably requests. If only a portion of the demised premises is to be sublet, Tenant's Notice shall be accompanied by a reasonably accurate floor plan, indicating the space to be sublet. The portion of the demised premises to which such proposed assignment or sublease is to be applicable is hereinafter referred to as the "Space."

         (D) Landlord may, within forty-five (45) days after its receipt of Tenant's Notice in connection with an assignment (other than pursuant to Paragraph (O) hereof) or a Major Sublease (other than pursuant to Paragraph (N) hereof), by notice to Tenant ("Landlord's Notice"), require (i) if the proposed transaction was an assignment or a Major Sublease for all or substantially all of the demised premises, that Landlord and Tenant enter into an agreement terminating this lease entirely, or (ii) if the proposed transaction was a Major Sublease of a portion of the demised premises, that Landlord and Tenant enter into an agreement terminating this lease with respect to the Space, on the terms set forth in Paragraph (E). If Landlord fails to exercise such option, it shall not unreasonably withhold, delay or condition its consent to the proposed assignment or Major Sublease, once Tenant submits documentation similar to that required to be submitted in connection with a Minor Sublease and provided that the negotiated final assignment or Major Sublease is consummated within six (6) months of the date of Tenant's Notice at a net effective sales price or constant net effective subrental (taking into account all applicable Business Terms), as the case may be, of not less than ninety-two and one-half (92.5%) percent of that specified in Tenant's Notice (calculated on a present value basis with the interest factor being the then-current "prime" or "base" rate of Citibank, N.A. ("Prime Rate")). If the negotiated final assignment or Major Sublease is to be at a net effective sales price or constant net effective subrental, as the case may be, of less than ninety-two and one-half (92.5%) percent of that specified in Tenant's Notice, or if the proposed transaction is not consummated within six
(6) months of the date of Tenant's Notice, or if at any time thereafter during the Term Tenant wishes to enter into another assignment or Major Sublease, then Tenant shall be required to send another Tenant's Notice with respect thereto and Landlord shall have the same right of recapture with respect thereto as above specified.

         (E) If Landlord requires that this lease be terminated with respect to all or a portion of the demised premises pursuant to Paragraph (D), then (i) (if the transaction is a Major Sublease of less than all or substantially all of the demised premises) (a) Tenant at its expense shall perform the work necessary to separate the Space from the balance of the demised premises, and (b) Landlord shall at Tenant's expense install a separate submeter to measure the consumption of electricity in the Space (or, in the alternative, the parties shall agree on an equitable method to allocate electricity charges between the Space and the balance of the demised premises), and (ii) Landlord and Tenant shall execute and deliver an agreement (a) if the proposed transaction was an assignment or a Major Sublease of all or substantially all of the demised premises, terminating this lease as of the proposed commencement date set forth in Tenant's Notice, or
(b) if the proposed transaction was a Major Sublease of less than all or substantially all of the demised premises terminating this lease with respect to the Space as of the proposed commencement date set forth in Tenant's Notice or such later date as Tenant shall vacate and surrender the demised premises to Landlord in accordance with the terms of this lease, and in such case and on such date there shall be a pro rata reduction of the Fixed Rent and Tenant's Proportionate Share of Taxes based on the relative sizes of the Space and the initial demised premises.

         (F) If the proposed transaction was a Minor Sublease, then Landlord shall not unreasonably withhold, delay or condition its consent thereto.

         (G) No permitted or consented to assignment of this lease (including, without limitation, pursuant to Paragraph (O) of this Article) shall be effective or valid unless and until Tenant delivers to Landlord duplicate originals of the instrument of assignment duly executed and acknowledged, in recordable form (wherein the assignee assumes the performance of Tenant's obligations under this lease from and after the date of the assignment) and all related and accompanying documents.

         (H) In the event of any such assignment, Landlord and the assignee may modify this lease in any manner, without notice to Tenant or Tenant's prior consent, without thereby terminating Tenant's liability for the performance of its obligations under this lease, except that any such modification which, in any way, increases any of such obligations shall not, to the extent of such increase only, be binding upon Tenant.

         (I) No permitted or consented to sublease of all or any part of the demised premises (not including a Sublease, but including, without limitation, pursuant to Paragraph (N) of this Article) or modification of a sublease shall be effective or valid unless and until Tenant delivers to Landlord duplicate originals of the instrument of sublease (containing the provisions required by Paragraph (J) of this Article) and all related and accompanying documents. Any such sublease shall be subject and subordinate to this lease.

         (J) Any such sublease shall contain substantially the following provisions:

                         (i)     "In the event of a default under any underlying
lease of all or any portion of the premises demised hereby which results in the termination of such lease, the subtenant hereunder shall, at the option of the lessor under any such lease ("Under lying Lessor"), attorn to and recognize the Underlying Lessor as landlord hereunder and shall, promptly upon the Underlying Lessor's request, execute and deliver all instruments necessary or appropriate to confirm such attornment and recognition. Not withstanding such attornment and recognition, the Underlying Lessor shall not (a) be liable for any previous act or omission of the landlord under this sublease, (b) be subject to any offset which shall have accrued to the subtenant hereunder against said landlord, or
(c) be bound by any modification of this sublease or by any prepayment of more than one month's rent, unless such modification or prepayment shall have been previously approved in writing by the Underlying Lessor. The subtenant hereunder hereby waives all rights under any present or future law to elect, by reason of the termination of such underlying lease, to terminate this sublease or surrender possession of the premises demised hereby.

                        (ii) This sublease may not be assigned or modified or the premises demised hereunder further sublet, in whole or in part, without the prior written consent of the Underlying Lessor in accordance with the terms of the Underlying Lease."

         (K) Landlord's consent to any assignment or sublease shall neither release Tenant from its liability for the performance of Tenant's obligations hereunder during the balance of the Term nor constitute its consent to any (i) further assignment of this lease or of any permitted sublease or (ii) further sublease of all or any portion of the premises demised hereunder or under any permitted sublease. If a sublease to which Landlord has consented is assigned or modified or all or any portion of the premises demised thereunder is sublet without the consent of Landlord in each instance obtained then, Tenant shall immediately terminate such sublease, or arrange for the termination thereof, and proceed expe ditiously to have the occupant thereunder dispossessed.

         (L) Tenant shall pay to Landlord, promptly upon demand therefor, all reasonable out-of-pocket costs and expenses (including, without limitation, reasonable attorneys' fees and disbursements) incurred by Landlord in connection with any assignment of this lease or assignment or modification of any sublease or sublease of all or any part of the demised premises.

         (M) If Landlord gives its consent to any assignment of this lease or assignment of any sublease or to any sublease or if Tenant otherwise enters into any assignment or sublease permitted hereunder, Tenant shall, in consideration therefor, pay to Landlord, as and when received by Tenant:


                  (i) in the case of an assignment, fifty (50%) percent of the amount, if any, by which (a) all sums and other considerations paid to Tenant by or on behalf of the assignee for or by reason of such assignment (including, but not limited to, sums paid for the sale of Tenant's fixtures, equipment, furniture, furnishings or other personal property, less in the case of a sale thereof, the then fair market value thereof) exceeds (b) the amount of any rental concessions and work allowance granted by Tenant or costs incurred by Tenant in preparing the demised premises for the assignee's occupancy (amortized on a straight line basis, without interest, over the initial Term if there is any deferral of sums or other consideration to be paid to Tenant), and all reasonable and customary out-of-pocket expense reasonably incurred by Tenant directly relating to such assignment for so-called take-over costs, advertising costs, brokerage commissions, architect's and legal fees, but only to the extent such commissions, expenses and fees are reasonable and actually paid to independent and unrelated third parties, as evidenced by receipted bills furnished to Landlord and amounts paid to Landlord pursuant to Paragraph (L) hereof; and

                  (ii) in the case of a sublease, fifty (50%) percent of the amount, if any, by which (a) any rents, additional charges or other consideration payable under or by reason of the sublease to Tenant by or on behalf of the subtenant (including, but not limited to, sums paid for the sale or rental of Tenant's fixtures, equipment, furniture or other personal property paid for solely by Tenant, less, in the case of a sale thereof, the then fair market value thereof) exceeds (b) the sum of (x) the Fixed Rent and additional rent accruing during the term of the sublease in respect of the Space (at the rate per square foot payable by Tenant hereunder) pursuant to the Term and (y) the amount of any rental concessions and work allowance granted by Tenant or costs incurred by Tenant in physically separating the Space from the rest of the demised premises or otherwise in preparing the Space for the subtenant's occupancy (amortized on a straight line basis, without interest, over the initial term of the sublease), and all reasonable and customary out-of-pocket expenses reasonably incurred by Tenant directly relating to such subletting for so-called take-over costs, advertising costs, brokerage commissions, architect's and legal fees, but only to the extent such commissions, expenses and fees are reasonable and actually paid to independent and unrelated third parties, as evidenced by receipted bills furnished to Landlord and amounts paid to Landlord pursuant to Paragraph (L) hereof.

         (N) Tenant may, without Landlord's prior written consent, but upon not less than fifteen (15) days' prior written notice to Landlord, permit any corporations or other business entities which control, are controlled by, or are under common control with Tenant (herein referred to as a "related corporation") to sublet or use all or part of the demised premises for any of the purposes permitted to Tenant, subject however to compliance with Tenant's obligations under this lease (other than Paragraphs (C), (D), (E), (F) and (M) of this Article) provided that (i) Tenant shall not be in default beyond applicable notice and cure periods in the performance of any of its obligations under this lease, (ii) prior to such subletting or use Tenant furnishes Landlord with the name of any such related corporation, together with a certification of Tenant's chief financial officer, and such other proof as Landlord may reasonably request, that such subtenant is a related corporation of Tenant, and (iii) in the reasonable, good faith judgment of Landlord the proposed subtenant is of a character such as is in keeping with the then existing character of the Building. Within ten (10) days after Landlord's request from time to time, an officer of Tenant shall certify to Landlord that such subtenant remains a related corporation of Tenant, failing which the provisions of Paragraph (M) shall apply retroactive to the date of Landlord's such request. Such subletting shall not be deemed to vest in any such related corporation any right or interest in this lease or the demised premises nor shall it relieve, release, impair or discharge any of Tenant's obligations hereunder. For the purposes hereof, "control" shall be deemed to mean ownership of more than fifty (50%) percent of all of the voting stock of such corporation or more than fifty (50%) percent of all of the legal and equitable interest in any other business entities.

         (O) Tenant may, without Landlord's prior written consent, and without complying with Paragraphs (C), (D), (F) and (M) above, but upon not less than fifteen (15) days' prior written notice to Landlord, assign or transfer its entire interest in this lease and the leasehold estate hereby created to a related corporation or a successor entity of Tenant (as hereinafter defined); provided, however, that (i) Tenant shall not be in default beyond applicable notice and cure periods in the performance of any of its obligations under this lease, (ii) the proposed occupancy shall not increase the office cleaning requirements (if any) over those if Tenant had continued its occupancy or impose an extra burden (except for a de minimis amount) upon the building equipment or building services, and (iii) the proposed assignee shall not be entitled, directly or indirectly, to diplomatic or sovereign immunity and shall be subject to the service of process in, and the jurisdiction of the courts of New York State. A "successor entity" as used in this Paragraph (O) shall mean (a) an entity into which or with which Tenant, its successors or assigns, is merged or consolidated, in accordance with applicable statutory provisions for the merger or consolidation, provided that, by operation of law or by effective provisions contained in the instruments of merger or consolidation, the liabilities of the entities participating in such merger or consolidation are assumed by the entity surviving such merger or consolidation, or (b) an entity acquiring this lease and the term hereof and the estate hereby granted, the goodwill and all or substantially all of the other property and assets of Tenant, its successors or assigns, and assuming all or substantially all of the liabilities of Tenant, its successors and assigns, or (c) an entity purchasing all or substantially all of the voting stock or other equity interests in Tenant, or (d) any successor to a successor entity becoming such by either of the methods described in subdivisions (a) and (b) above; provided that in each such case (x) such merger or consolidation, or such acquisition and assumption, or such purchase, as the case may be, is for a good business purpose and not principally for the purpose of transferring the leasehold estate created hereby, and (y) immediately after giving effect to any such merger or consolidation, or such acquisition and assumption, or such purchase, as the case may be, the entity surviving such merger or created by such consolidation or acquiring such assets and assuming such liabilities, or purchasing such stock, as the case may be, shall have a demonstrable tangible net worth, as determined in accordance with generally accepted accounting principles, consistently applied, and certified to Landlord by an independent certified public accountant, at least equal to the higher of that of Tenant on the day immediately prior to the date of merger, consolidation or acquisition, as the case may be, or that of Tenant on the date Tenant executes this lease which Tenant represents and warrants to be not less than $48,000,000.00. The acquisition by Tenant, its successors or assigns, of all or substantially all of the assets, together with the assumption of all or substantially all of the obligations and liabilities of any corporation, shall be deemed to be a merger for the purposes of this Article.

         (P) Notwithstanding anything to the contrary herein above contained, in no event will there be permitted to be more than three (3) occupants (including Tenant and its related corporations) in the demised premises that have separate entrances.

         (Q) In the event Tenant claims that Landlord has unreasonably withheld, delayed or conditioned its consent under this Article 11 for more than thirty
(30) days after receipt of a request from Tenant, in those instances where Landlord has agreed not to unreasonably withhold its consent, Tenant's sole remedy shall be to have such dispute resolved by an informal hearing ("Hearing") upon and subject to the terms and conditions hereinafter set forth in Article 41(B).

12.      Electric Current

         (A) Tenant covenants and agrees that at all times its use of electric current shall not exceed the capacity of then existing feeders or risers to, or wiring installations in, the Building and demised premises (which will not be less than six (6) watts of electric current per rentable square foot, connected load) and Tenant may not use any electrical equipment which, in Landlord's opinion, reasonably exercised, will overload such installations or interfere with the use thereof by other tenants of the Building.

         (B) From and after the Commencement Date, Landlord agrees to furnish up to six (6) watts of electric current per rentable square foot (connected load) terminated at a disconnect switch within the demised premises for Tenant's use in the demised premises (exclusive of that consumed by the "base building air conditioning machinery" as hereinafter defined), upon and subject to the terms and conditions set forth in this Article 12. Tenant is to be responsible for the distribution of such electricity throughout the demised premises. From and after the Commencement Date or such earlier date as Tenant takes possession of the demised premises or any part thereof (whichever date first occurs being the "Electric Commencement Date"), Tenant shall purchase all electric current consumed in the demised premises (including, without limitation, such electric energy as is consumed in connection with the operation of the ventilation and air conditioning equipment servicing the demised premises) from Landlord or Landlord's designated agent. Tenant will pay to Landlord as additional rent a sum equal to (i) "Landlord's Cost Rate" (as that term is hereinafter defined) plus 5%, for the relevant billing period, multiplied by (ii) the total kilowatt hours recorded on Tenant's sub-meter or submeters during such billing period. "Landlord's Cost Rate" shall mean the rate schedule at which Landlord purchases electricity from the company providing electric service to the Building (the "Electric Company") for the relevant billing period. Tenant's consumption of electrical energy at the demised premises will be measured by submeters to be installed by Landlord at Landlord's expense.

         (C) Where more than one submeter measures Tenant's electric service (including such electric energy as is consumed by the HVAC equipment servicing the demised premises), the service rendered through each submeter may be computed and billed as an aggregate total in accordance with the provisions hereof. Bills therefor may be rendered monthly and shall be payable within ten
(10) days, as additional rent.

         (D) Landlord shall not in any way be liable or responsible to Tenant for any loss, damage or expense which Tenant may sustain or incur if either the quantity or character of electric service is changed or is no longer available or suitable for Tenant's requirements, except to the extent resulting from Landlord's failure to pay the Electric Company or gross negligence or willful misconduct (but, in no event, will Landlord have any responsibility for consequential damages). Subject to Tenant's compliance with Articles 3 and 54 and all other applicable provisions of this lease, and provided Landlord has available shaft space for risers, Landlord agrees, in principle, to install at Tenant's sole reasonable expense additional risers to provide additional electric capacity to the premises. Any such additional capacity must be obtained by Tenant from the Electric Company without diminution of, or any other adverse effect upon, the Building or the electrical capacity and electrical cost for the balance of the Building. Any riser or risers necessary to supply Tenant's electrical requirements in excess of those specified in Paragraph (B) will be installed by Landlord at the sole reasonable cost and expense of Tenant and only if, in Landlord's reasonable judgment, the same is reasonably practicable and will not cause adverse damage or injury to the building or the operation thereof or the demised premises, or cause or create a dangerous or hazardous condition. In addition to the installation of such riser or risers, Landlord will also, at the sole reasonable cost and expense of Tenant, install all other equipment proper and necessary in connection therewith, subject to the aforesaid terms and conditions. All of such costs and expense shall be paid by Tenant to Landlord within ten (10) days after rendition of any bill or statement to Tenant therefor, as additional rent.

         (E) Provided Landlord does not discriminate against Tenant, Landlord may discontinue such service of electric current upon ninety (90) days (or such lesser time as may be required by Law or the Electric Company) to Tenant without being liable to Tenant therefor and without in any way affecting this lease or the liability of Tenant hereunder or causing a diminution of Fixed Rent. Such discontinuance is not to be deemed to be a lessening or diminution of service within the meaning of any law, rule or regulation now or hereafter enacted, promulgated or issued. If Landlord so discontinues furnishing electric current to Tenant, Tenant shall arrange to obtain electric current directly from the Electric Company. Such electric current may be furnished to Tenant by means of the then existing building system feeders, risers and wiring to the extent that the same are available, suitable and safe for such purposes. All meters and additional panel boards, feeders, risers, wiring and other conductors and equipment that may be required to obtain and to measure Tenant's consumption of electric current directly from the Electric Company shall be installed and maintained by Landlord, at Landlord's expense unless such discontinuance is required by Law or the Electric Company in which event it shall be at Tenant's expense. Provided Tenant proceeds promptly and diligently after receipt of Landlord's notice to arrange to obtain and to measure Tenant's consumption of electric current directly from the Electric Company, Landlord may not discontinue electric service until Tenant is able to obtain service directly from the Electric Company (unless Landlord is compelled to do so by Law or the Electric Company).

         (F) If any tax is imposed upon Landlord's receipt from the sale or resale of electric energy to Tenant by any federal, state or municipal authority, Tenant agrees to pay Landlord on demand Tenant's pro-rata share of such taxes, as additional rent.

         (G) Anything in Paragraph (C) to the contrary notwithstand ing, if the Electric Commencement Date occurs prior to the installation and proper calibration of the submeters, then Tenant shall pay Landlord for Tenant's consumption of electricity in the demised premises amounts reasonably estimated by Landlord's electrical consultant to be those that Tenant would pay if such meters were fully operational not to exceed a rate of $1.50 per annum per rentable square foot of the demised premises. In addition, if during any time during the Term, it is determined that the submeters servicing the demised premises are or were not properly calibrated or were malfunctioning, Tenant shall pay Landlord an amount reasonably estimated by Landlord's electrical consultant, based on Tenant's prior usage, to be the amount that would have been payable by Tenant had such malfunction not occurred.

         (H) Anything in this Article to the contrary notwithstanding, if Tenant disputes any determination made by Landlord's electrical consultant or engineer ("Landlord's Electrical Consultant") pursuant to Paragraph (G), Tenant may challenge such determination (but not any prior determination of Landlord's Electrical Consultant), within thirty (30) days after receipt thereof (time being of the essence), by submitting a different estimate made by Tenant's reputable independent electrical engineer or qualified consultant ("Tenant's Electrical Consultant"), which shall be paid by Tenant. If Landlord's Electrical Consultant and Tenant's Electrical Consultant agree on a determination, such agreement shall be conclusive upon the parties. If Landlord's Electrical Consultant and Tenant's Electrical Consultant cannot agree, they shall select a third reputable independent electrical engineer or qualified consultant, to be paid equally by both parties, to make a binding determination with respect to such dispute. If Landlord's Electrical Consultant and Tenant's Electrical Consultant cannot select a third electrical engineer or consultant, the same shall be selected by the Presiding Judge of the Appellate Division of the Supreme Court of the State of New York, First Department. No delay in the resolution of any such dispute shall affect the effective date of any such determination.

13.      Access to Premises

         Landlord or Landlord's agents shall have the right (but shall not be obligated) to enter the demised premises in any emergency at any time, and, at other reasonable times upon reasonable advance notice (which may be telephonic or oral), to examine the same and to make such repairs, replacements and improvements as Landlord may deem necessary to the demised premises in accordance with Landlord's rights or obligations under this lease or necessary or reasonably desirable to any other portion of the Building. Landlord shall use reasonable efforts to minimize interference with Tenant's occupancy while such work is in progress and shall cooperate with Tenant as to the scheduling of such work, but Landlord will not be required to use overtime labor unless required in order to prevent material disruption to Tenant's operations. Tenant shall permit Landlord to use and maintain and replace pipes and conduits in and through the demised premises and to erect new pipes and conduits therein provided such pipes and conduits are either boxed or concealed under floors, behind walls, in the ceiling or in closets. Upon the completion of such work, repairs and installations, there shall be no reduction (except to a de minimis extent not exceeding seventeen (17) square feet per usable area in the demised premises and the affected portions of the demised premises shall have been restored to substantially their condition immediately prior to the performance of such work, repairs or installations. Landlord may, during the progress of any work in the demised premises, take all necessary materials and equipment into the demised premises without the same constituting an eviction nor shall Tenant be entitled to any abatement of rent while such work is in progress nor to any damages by reason of loss or interruption of business or otherwise provided Landlord acts in accordance with good construction practice and uses reasonable efforts to minimize interference with Tenant. Throughout the Term, Landlord shall have the right to enter the demised premises at reasonable hours upon notice for the purpose of showing the same to prospective purchasers or mortgagees of the Building, and during the last twelve (12) months of the Term for the purpose of showing the same to prospective tenants. If Tenant is not present to open and permit an entry into the premises, Landlord or Landlord's agents may enter the same whenever such entry may be necessary or permissible by master key (or forcibly in the event of an emergency) and, provided reasonable care is exercised to safeguard Tenant's property, such entry shall not render Landlord or its agents liable therefor, nor in any event shall the obligations of Tenant hereunder be affected. If during the last month of the Term Tenant shall have removed all of Tenant's property therefrom, Landlord may immediately enter, alter, renovate or redecorate the demised premises without limitation or abatement of rent, or incurring liability to Tenant for any compensation and such act shall have no effect on this lease or Tenant's obligations hereunder.

14.      Occupancy

         (A) Tenant will not at any time use or occupy the demised premises in violation of the certificate of occupancy issued for the Building (the "C/O"), a copy of which is attached as Exhibit D. Landlord will not amend the C/O in any way that would adversely affect Tenant's use of the premises for its permitted use hereunder. Tenant has inspected the premises and agrees to accept them in their "as is" condition on the Commencement Date, subject to completion of Landlord's Work, and except for latent defects. In any event, except as otherwise expressly provided herein, Landlord makes no representation as to the condition of the premises and Tenant agrees to accept the same subject to violations, whether or not of record, which have no adverse effect on Tenant's occupancy of the demised premises.

         (B) Landlord represents that, upon completion of Landlord's Work, the premises will be in compliance with all Laws (including ADA) that are applicable to space in such condition (i.e., not including Laws that are applicable by reason of Tenant's Work or the fact that Tenant's Work has yet to be completed).

15.      Bankruptcy

         (A) Anything elsewhere in this lease to the contrary notwithstanding, this lease may be cancelled by Landlord by the sending of a written notice to Tenant within a reasonable time after the happening of any one or more of the following events: (1) the commencement of a case in bankruptcy or under the laws of any state naming Tenant as the debtor which, if involuntary, is not discharged or stayed within sixty (60) days of the commencement thereof, or (2) the making by Tenant of an assignment or any other arrangement for the benefit of creditors under any state statute. Neither Tenant nor any person claiming through or under Tenant, or by reason of any statute or order of court, shall thereafter be entitled to possession of the demised premises but shall forthwith quit and surrender the demised premises.

         (B) It is stipulated and agreed that in the event of the termination of this lease pursuant to Paragraph (A) hereof, Landlord shall forthwith, notwithstanding any other provisions of this lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the Term and the fair and reasonable rental value of the demised premises for the same period. In computing such damages the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the demised premises for the period for which such installment was payable shall be discounted to the date of termination at the Federal discount rate then in effect. If the premises or any part thereof be relet by Landlord for the unexpired Term of this lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such reletting shall be deemed to be the fair and reasonable rental value for the part or the whole of the premises so relet during the term of the reletting. Nothing herein contained shall limit or prejudice the right of Landlord to prove for and obtain as liquidated damages by reason of such termination an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to or less than the amount of the difference referred to above.

         (C) Without limiting any of the foregoing provisions of this Article 15 or Articles 16 or 17 hereof, if, pursuant to the Bankruptcy Code of 1978, as the same may be amended, Tenant is permitted to assign this lease in disregard of the obligations contained in Article 11 hereof, Tenant agrees that adequate assurance of future performance by the assignee permitted under such Code shall mean the deposit of cash security with Landlord in an amount equal to the sum of nine (9) months Fixed Rent then reserved hereunder plus an amount equal to all additional rent payable under this lease for the calendar year preceding the year in which such assignment is intended to become effective, which deposit shall be held by Landlord, without interest, for the balance of the Term as security for the full and faithful performance of all of the obligations under this lease on the part of Tenant yet to be performed. If Tenant receives or is to receive any valuable consideration for such an assignment of this lease, sixty (60%) percent of such consideration shall be and become the sole and exclusive property of Landlord and shall be paid over to Landlord directly by such assignee. In addition, adequate assurance shall mean that any such assignee of this lease shall have a net worth, exclusive of good will, equal to at least fifteen (15) times the aggregate of the Fixed Rent reserved hereunder plus all additional rent for the preceding calendar year as aforesaid.

16.      Default

         (A) If Tenant defaults in fulfilling any of the covenants of this lease other than the covenant for the payment of rent or additional rent, or if any execution or attachment shall be issued against Tenant or any of Tenant's property whereupon the demised premises shall be taken or occupied by someone other than Tenant; or if this lease be rejected under ss. 235 of Title 11 of the U.S. Code (bankruptcy code), then, in any one or more of such events, upon Landlord serving a written twenty (20) days notice upon Tenant specifying the nature of said default and upon the expiration of said twenty (20) days, if Tenant shall have failed to comply with or remedy such default, or if the said default or omission complained of shall be of a nature that the same cannot be completely cured or remedied within said twenty (20) day period, and if Tenant shall not have diligently commenced curing such default within such twenty (20) day period, and shall not thereafter with reasonable diligence and in good faith proceed to remedy or cure such default, then Landlord may serve a written five
(5) days' notice of cancellation of this lease upon Tenant, and upon the expiration of said five (5) days this lease and the Term shall end and expire as fully and completely as if the expiration of such five (5) day period were the day herein definitely fixed for the end and expiration of this lease and the Term and Tenant shall then quit and surrender the demised premises to Landlord but Tenant shall remain liable as hereinafter provided.

         (B) If the notice provided for in Paragraph (A) hereof shall have been given, and the Term shall expire as aforesaid, or if Tenant shall make default in the payment of the rent reserved herein or any item of additional rent herein mentioned or any part of either or in making any other payment herein required for more than ten (10) days after notice from Landlord of such default in payment, then and in any of such events Landlord may, without notice, re-enter the demised premises and dispossess Tenant and the legal representative of Tenant or other occupant of the demised premises by summary proceedings or otherwise and remove their effects and hold the premises as if this lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end. If Tenant shall make default hereunder prior to the date fixed as the commencement of any renewal or extension of this lease, Landlord may cancel and terminate such renewal or extension agreement by written notice.


17.      Remedies of Landlord and Waiver of Redemption

         In case of any such default, reentry, expiration and/or dispossess by summary proceedings or otherwise, (a) the rent shall become due thereupon and be paid up to the time of such reentry, dispossess and/or expiration, (b) Landlord may relet the premises or any part or parts thereof, either in the name of Landlord or otherwise, for a term or terms, which may at Landlord's option be less than or exceed the period which would otherwise have constituted the balance of the Term and may grant concessions or free rent or charge a higher rental than that in this lease, and/or (c) Tenant or the legal representatives of Tenant shall also pay Landlord, as liquidated damages for the failure of Tenant to observe and perform Tenant's covenants herein contained, any deficiency between the rent hereby reserved and/or covenanted to be paid and the net amount, if any, of the rents collected on account of the lease or leases of the demised premises for each month of the period which would otherwise have constituted the balance of the Term. The failure of Landlord to relet the premises or any part or parts thereof shall not release or affect Tenant's liability for damages (provided that Landlord does not arbitrarily refuse to relet). Landlord shall not be deemed to have arbitrarily refused to relet the demised premises or any part or parts thereof if: (i) Landlord first rents any other vacant space in the Building, (ii) Landlord refuses to rent all or any part of the demised premises to any party which Landlord, in its discretion, exercised in good faith, considers an unsuitable tenant for the Building or a party with whose financial condition Landlord is dissatisfied, or (iii) Landlord refuses to rent all or any part of the demised premises because a proposed leasing transaction is, in Landlord's discretion, exercised in good faith, financially or otherwise unsatisfactory to Landlord. In computing such liquidated damages there shall be added to the said deficiency such out-of-pocket expenses as Landlord may incur in connection with reletting, such as reasonable legal expenses, reasonable attorneys' fees, brokerage, advertising and for keeping the demised premises in good order or for preparing the same for reletting. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent day specified in this lease and any suit brought to collect the amount of the deficiency for any month shall not prejudice in any way the rights of Landlord to collect the deficiency of any subsequent month by a similar proceeding. Landlord, in putting the demised premises in good order or preparing the same for re-rental may, at Landlord's option, make such alterations, repairs, replacements, and/or decorations in the demised premises as Landlord, in Landlord's sole judgment, considers advisable and necessary for the purpose of reletting the demised premises, and the making of such alterations, repairs, replacements, and/or decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Landlord shall in no event be liable in any way whatsoever for failure to relet the demised premises (except that Landlord shall not arbitrarily refuse to relet), or, in the event that the demised premises are relet, for failure to collect the rent thereof under such reletting, and in no event shall Tenant be entitled to receive any excess, if any, of such net rents collected over the sums payable by Tenant to Landlord hereunder. In the event of a breach or threatened breach by either party of any of the covenants or provisions hereof, the other party shall have the right of injunction and the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this lease of any particular remedy, shall not preclude Landlord from any other remedy, in law or in equity. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of the demised premises, by reason of the violation by Tenant of any of the covenants and conditions of this lease, or otherwise.

18.      Fees and Expenses

         (A) If Tenant shall default (after notice and the expiration of any applicable cure period) in the observance or performance of any term or covenant on Tenant's part to be observed or performed under or by virtue of any of the terms or provisions in any article of this lease, then, unless otherwise provided elsewhere in this lease, Landlord may immediately or at any time thereafter and without further notice perform the obligation of Tenant thereunder and Tenant shall, within thirty (30) days after demand, reimburse Landlord for its reasonable out-of-pocket costs incurred in connection therewith as additional rent, provided, however Landlord agrees not to perform any work on behalf of Tenant at Tenant's expense so long as Tenant shall have promptly commenced and is diligently pursuing to completion the performance of such work. If the Term shall have expired at the time of making of such expenditures or incurring of such obligations, such sums shall be recoverable by Landlord as damages.

         (B) Whenever this lease provides that a party shall be responsible for costs or expenses incurred by the other party, such responsibility shall be limited to reasonable out-of-pocket costs and expenses.

         (C) If any legal proceeding is brought by reason of the claimed default of either party hereto, the prevailing party shall be entitled to reimbursement by the other for its reasonable attorneys' fees.

         (D) Any reservation of a right by Landlord to enter upon the demised premises and to make or perform any repairs, alterations,or other work in, to, or about the demised premises which, in the first instance, is the Tenant's obligation pursuant to this lease, shall not be deemed to:

                  (i)      impose any obligation on Landlord to do so;

                  (ii) render Landlord liable to Tenant or any third party for the failure to do so; or

                  (iii) relieve Tenant from any obligation to indemnify Landlord as otherwise provided elsewhere in this lease.

19.      Building Alterations and Management

         Landlord shall have the right at any time without the same constituting an eviction and without incurring liability to Tenant therefor to change the arrangement and/or location of public entrances, passageways, doors, doorways, corridors, elevators, stairs, toilets or other public parts of the Building and, upon reasonable prior notice to Tenant, to change the name, number or designation by which the Building may be known. Except to the extent otherwise expressly provided in this lease, there shall be no allowance to Tenant for diminution of rental value and no liability on the part of Landlord by reason of inconvenience, annoyance or injury to business arising from Landlord or other tenants making any repairs in the Building or any such alterations, additions and improvements. Furthermore, Tenant shall not have any claim against Landlord by reason of Landlord's imposition of such reasonable controls on the manner of access to the Building by Tenant's social or business visitors as Landlord may deem necessary for the security of the Building and its occupants.

20.      No Representations by Landlord

         Neither Landlord nor Landlord's agents have made any representations or promises with respect to the physical condition of the Building or the Land or the demised premises, the rents, leases, expenses of operation or any other matter or thing affecting or related to the premises except as herein expressly set forth and no rights, easements or licenses are acquired by Tenant by implication or otherwise except as expressly set forth in the provisions of this lease. Tenant has inspected the Building and the demised premises and is thoroughly acquainted with their condition and agrees to take the same "as is" except as provided in Articles 14 and 53 and acknowledges that the taking of possession of the demised premises by Tenant shall be conclusive evidence that the said premises were in good and satisfactory condition at the time such possession was so taken, except for completion of Landlord's Work and latent defects. All understandings and agreements heretofore made between the parties hereto are merged in this contract, which alone fully and completely expresses the agreement between Landlord and Tenant, and any executory agreement hereafter made shall be ineffective to change, modify, discharge or effect an abandonment of it in whole or in part, unless such executory agreement is in writing and signed by the party against whom enforcement of the change, modification, discharge or abandonment is sought.

21.      End of Term

         Upon the expiration or other termination of the Term, Tenant shall quit and surrender to Landlord the demised premises, broom clean, in good order and condition, ordinary wear and damages which Tenant is not required to repair as provided elsewhere in this lease excepted, and Tenant shall remove all its personal property and other property required to be removed pursuant to Article 3(D). Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of this lease.

22.      Quiet Enjoyment

         Landlord covenants and agrees with Tenant that upon Tenant paying the rent and additional rent and observing and performing all the terms, covenants and conditions, on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the premises hereby demised, subject, nevertheless, to the terms and conditions of this lease including, but not limited to, Article 41 hereof and to the ground leases, underlying leases and mortgages hereinbefore mentioned.

23.      Failure to Give Possession

         If Landlord is unable to give possession of the demised premises on the date of the commencement of the Term hereof, because of the holding-over or retention of possession of any tenant, undertenant or occupants or, if the demised premises are located in a building being constructed, because such building has not been sufficiently completed to make the premises ready for occupancy or because of the fact that a certificate of occupancy has not been procured or for any other reason beyond Landlord's reasonable control, Landlord shall not be subject to any liability for failure to give possession on said date and the validity of this lease shall not be impaired under such circumstances, nor shall the same be construed in any wise to extend the Term, but the rent payable hereunder shall be abated and the performance of Tenant's other obligations hereunder will be stayed (provided Tenant is not responsible for Landlord's inability to obtain possession) until after Landlord shall have given Tenant written notice that the premises are substantially ready for Tenant's occupancy. If permission is given to Tenant to enter into the possession of the demised premises or to occupy premises other than the demised premises prior to the date specified as the commencement of the Term, Tenant covenants and agrees that such occupancy shall be deemed to be under all the terms, covenants, conditions and provisions of this lease, except as to the covenant to pay rent. The provisions of this article are intended to constitute "an express provision to the contrary" within the meaning of Section 223-a of the New York Real Property Law.

24.      No Waiver

         (A) The failure by either party to seek redress for violation of, or to insist upon the strict performance of, any covenant or condition of this lease or of any of the Rules or Regulations set forth or hereafter adopted by Landlord shall not prevent a subsequent act which would have originally constituted a violation from having all the force and effect of an original violation. The receipt by Landlord or the payment by Tenant of rent with knowledge of the breach of any covenant of this lease shall not be deemed a waiver of such breach and no provision of this lease shall be deemed to have been waived by Landlord or Tenant unless such waiver be in writing signed by Landlord or Tenant, as the case may be. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement of any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy in this lease provided. No act or thing done by Landlord or Landlord's agents during the Term shall be deemed an acceptance of a surrender of the premises, and no agreement to accept such surrender shall be valid unless in writing signed by Landlord. No employee of Landlord or Landlord's agent shall have any power to accept the keys of the premises prior to the termination of this lease and the delivery of keys to any such agent or employee shall not operate as a termination of this lease or a surrender of the premises.

         (B) Supplementing the foregoing provisions of this Article 24, no payment made pursuant hereto by Tenant to Landlord under protest shall be deemed to be a waiver of Tenant's rights to contest either the amount of, or the liability for, such payment.

25.      Waiver of Trial by Jury

         It is mutually agreed by and between Landlord and Tenant that the respective parties hereto shall and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matters whatsoever arising out of or in any way connected with this lease, the relationship of Landlord and Tenant, Tenant's use of or occupancy of the premises, and any emergency statutory or any other statutory remedy. It is further mutually agreed that in the event Landlord commences any summary proceeding for possession of the premises, Tenant will not interpose any counterclaim of whatever nature or description in any such proceeding including a counterclaim under Article 4 unless such waiver will result under applicable law in the waiver of Tenant's right to bring such claim in a separate proceeding.

26.      Inability to Perform

         (A) This lease and the obligation of Tenant to pay rent hereunder and perform all of the other covenants and agreements hereunder on part of Tenant to be performed shall in no wise be affected, impaired or excused (except to the extent expressly set forth in this lease) because Landlord is unable to fulfill any of its obligations under this lease or to supply or is delayed in supplying any service expressly or impliedly to be supplied or is unable to make, or is delayed in making any repair, additions, alterations or decorations or is unable to supply or is delayed in supplying any equipment or fixtures if Landlord is prevented or delayed from so doing by reason of strike or labor troubles or any cause whatsoever beyond Landlord's reasonable control other than lack of funds, including, but not limited to, government preemption in connection with a National Emergency or by reason of any rule, order or regulation of any department or subdivision thereof of any government agency or by reason of the conditions of supply and demand which have been or are affected by war or other emergency.

         (B) Whenever Tenant, by the terms of this lease, shall be required to make any alterations or repairs or perform or comply with any Laws, or any other requirement of this lease other than those that can be performed by the payment of money only, Tenant shall not be deemed to be in default in respect thereof and Landlord shall not enforce or exercise any of Landlord's rights under this lease if and so long as (i) Tenant, in good faith, uses diligent, reasonable efforts to comply with and with due diligence proceeds to perform and meet all the covenants, agreements and obligations relating thereto on Tenant's part to be observed and performed hereunder, (ii) the non-performance or default shall be caused by strikes, lockouts, non-availability of labor or materials, war or national defense preemptions, governmental restrictions, acts of God, or other causes beyond the reasonable control of Tenant, and (iii) Landlord is not thereby subjected to criminal or civil liability or a default under any Building mortgage or underlying lease.

27.      Bills and Notices

         All notices, bills, statements and other communications which either party may be required or may desire to give to the other shall be in writing, except as otherwise expressly provided in this lease. A notice of default which Landlord may desire or be required to give to Tenant shall be deemed sufficiently given or rendered if delivered to Tenant personally or sent by registered or certified mail, return receipt requested, or nationally recognized overnight courier providing a receipt, Attention: Chief Financial Officer, addressed to Tenant at the Building or at the last known residence address or business address of Tenant with a copy to: Christy & Viener, Attention: Laurence
S. Markowitz, and the time of the rendition of such bill or statement and of the giving of such notice or communication shall be deemed to be the time when the same is received by Tenant or delivery is refused. Any notice by Tenant to Landlord must be served by registered mail, return receipt requested, or nationally recognized overnight courier providing a receipt, Attention: Mr. Peter Duncan, addressed to Landlord at the address first hereinabove given with a copy to Stuart D. Byron, Esq. at Tenzer Greenblatt LLP, 405 Lexington Avenue, New York, New York 10174, and shall be deemed delivered when received by Landlord or delivery is refused. Either party shall have the right to designate a different address for receipt of notice upon notice to the other. See also
Article 43 regarding notices to Mortgagee.

28.      Services Provided by Landlord

         (A) Throughout the Term, Landlord shall provide, at Landlord's cost (except as otherwise provided in this lease):

                  (i) Necessary elevator facilities on business days from 8 a.m. to 6 p.m. and Saturdays (except holidays as designated in Article 30) from 8 a.m. to 1 p.m. and have at least one elevator subject to call at all other times.

                  (ii) Heat to the demised premises when and as required by Law, on business days from 8 a.m. to 6 p.m. and Saturdays (except holidays as designated in Article 30) from 8 a.m. to 1 p.m.

                  (iii) Water for ordinary lavatory and drinking purposes, but if Tenant uses or consumes water for any other purposes (of which fact Landlord shall be the sole judge), Landlord may install a water meter at Tenant's expense which Tenant shall thereafter maintain at Tenant's expense in good working order and repair to register Tenant's water consumption and Tenant shall pay for water consumed as shown on said meter as additional rent within thirty (30) days after bills are rendered.

                  (iv) Cleaning service for the demised premises on business days (provided the same are kept in order by Tenant) in accordance with building standard cleaning specifications from time to time in effect. Landlord agrees that its building standard cleaning specifications shall be substantially similar to other comparable office buildings from time to time. A copy of the current building standard cleaning specifications are attached hereto as Exhibit
E. Landlord shall remove or cause the removal and Tenant shall pay Landlord the cost of removal of any of Tenant's refuse and rubbish and woolen scraps from the Building other than ordinary office refuse and rubbish.

                  (v) Condenser water for the base building air conditioning at all times during the Term subject to the terms and conditions of this lease. Tenant shall pay Landlord for such condenser water at the rate of $80.00 per ton per annum as the same may be increased by Landlord form time to time but not in excess of the percentage increase in the Revised Consumer Price Index for Urban Consumers, published by the Bureau of Labor Statistics of the United States Department of Labor, for the City of New York, New York, All Items, (1982-1984 =
100) or a successor or substitute index appropriately adjusted, by comparing the index for the month in which such cost is increased by Landlord over the index for the month in which this lease is dated.

All services specifically required to be provided by Landlord in this lease shall be provided by Landlord substantially in conformance with the standards of comparable office buildings.

         (B) For Tenant's use of heat, air conditioning, ventilation, freight elevators and loading docks during other than the normal business hours above set forth, Tenant shall reimburse Landlord for its actual out-of-pocket costs for labor (including fringe benefits) and other direct expenses that Landlord incurs by reason of overtime use by Tenant, plus 7.5%. There is a four-hour minimum on non-business days.

         (C) Landlord reserves the right to stop services of the heating, elevators, plumbing, air conditioning, ventilation, power systems or cleaning or other services, if any, when necessary by reason of accident or for repairs, alterations, replacements or improvements necessary or desirable in the reasonable judgment of Landlord for as long as may be reasonably required by reason thereof; provided, however, that Landlord agrees to use commercially reasonable efforts to cause such suspended service to be resumed as soon as reasonably practicable, but Landlord will not be required to use overtime labor in connection therewith unless Tenant's operations would be materially disrupted thereby.

29.      Captions

         The Captions are inserted only as a matter of convenience and for reference and in no way define, limit or describe the scope of this lease nor the intent of any provisions thereof.

30.      Definitions

         (A) The term "office" or "offices," wherever used in this lease, shall not be construed to mean premises used as a store or stores, for the sale or display, at any time, of goods, wares or merchandise of any kind, as a restaurant, shop, booth, bootblack or other stand, barber shop, for other similar purposes, or for manufacturing other than as expressly provided and limited in Article 2(E) hereof. The term "Landlord" means a landlord or lessor, and as used in this lease means only the owner, or the mortgagee in possession, for the time being of the Land and Building (or the owner of a lease of the Building or of the Land and Building), so that in the event of any sale or sales of the Land and/or Building or of this lease, or in the event of a lease of the Building, or of the Land and Building, the said Landlord shall be and hereby is entirely freed and relieved of all covenants and obligations of Landlord hereunder thereafter accruing, and it shall be deemed and construed without further agreement between the parties or their successors in interest, or between the parties and the purchaser at any such sale, or the said lessee of the Building, or of the Land and Building, that the purchaser or the lessee of the Building has assumed and agreed to carry out any and all covenants and obligations of Landlord hereunder. The words "re-enter" and "re-entry" as used in this lease are not restricted to their technical legal meaning. The term "business days" as used in this lease shall exclude Saturdays, Sundays and all days observed by the State or Federal Government as holidays and those designated as holidays by the applicable Building service union employees service contract or by the applicable Operating Engineers contract with respect to HVAC service.

         (B) The following terms contained in this Article 30 shall have the meanings hereinafter set forth as such terms are used throughout this lease, including the exhibits, schedules and riders hereto (if any).

                        (i)         "Tenant's   Proportionate  Share  of  Taxes"
                                    shall be 2.03%.

                        (ii) "Commencement Date" shall mean such date as Landlord substantially completes the work re quired to be performed by Landlord pursuant to items 1 through 8 of Exhibit B in and to the demised premises and tenders vacant possession thereof to Tenant free of
                                    demolition   debris,   refuse  and  rubbish.
                                    Landlord  shall  provide  not less  than ten
                                    (10) days notice of the anticipated date of such substantial completion.

                        (iii) "Broker" shall mean collectively Cushman & Wakefield, Inc. and George Comfort & Sons., Inc.

                        (iv) "Base Tax Year" shall mean the calendar year 1999, which is in effect one-half of the aggregate of the two (2) New York City fiscal tax years, the first commencing July 1, 1998 and ending June 30, 1999, and the second commencing July 1, 1999 and ending June 30, 2000.

31.      Adjacent Excavation; Shoring

         If an excavation shall be made upon land adjacent to the demised premises, or shall be authorized to be made, Tenant shall afford to the person causing or authorized to cause such excavation license to enter upon the demised premises for the purpose of doing such work as said person shall deem necessary to preserve the wall of the Building from injury or damage and to support the same by proper foundations without any claim for damages or indemnity against Landlord, or diminution or abatement of rent.

32.      Rules and Regulations

         Tenant and Tenant's servants, employees, agents, visitors and licensees shall observe faithfully and comply strictly with the Rules and Regulations and such other and further reasonable Rules and Regulations as Landlord or Landlord's agents may from time to time adopt. Landlord agrees to act reasonably in its applications of the Rules and Regulations. Notice of any additional Rules or Regulations shall be given in such manner as Landlord may elect. In case Tenant disputes the reasonableness of any additional Rule or Regulation hereafter made or adopted by Landlord or Landlord's agents, the parties hereto agree to submit the question of the reasonableness of such Rule or Regulation for decision to the New York office of the American Arbitration Association, whose determination shall be final and conclusive upon the parties hereto. The right to dispute the reasonableness of any additional Rule or Regulation upon Tenant's part shall be deemed waived unless the same shall be asserted by service of a notice in writing upon Landlord within twenty (20) days after the giving of notice thereof. Nothing in this lease contained shall be construed to impose upon Landlord any duty or obligation to enforce the Rules and Regulations or terms, covenants or conditions in any other lease, as against any other tenant and Landlord shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors or licensees. Landlord shall promulgate and enforce the Rules and Regulations in a non-discriminatory manner with respect to all office tenants. To the extent that the provisions of this lease conflict with the Rules and Regulations, the provisions of this lease shall control.


33.      Security Deposit

         (A)      Tenant has deposited with Landlord the sum of $825,000.00
(the "Security Deposit") in the form of a letter of credit as hereinafter set forth as security for the faithful performance and observance by Tenant of the terms, provisions and conditions of this lease. If Tenant defaults with respect to any of the terms, provisions and conditions of this lease, including, but not limited to, the payment of rent and additional rent (subject to any applicable notice and/or cure periods), Landlord may draw upon the letter of credit, and/or may use, apply and/or retain the proceeds thereof or any cash security so deposited, to the extent required for the payment of any rent and additional rent or any other sum as to which Tenant is in default or for any sum Landlord may expend or be required to expend by reason of Tenant's default, including, but not limited to, any damages or deficiency in the re-letting of the premises, whether such damages or deficiency accrued before or after summary proceedings or other re-entry by Landlord. If Tenant fully and faithfully complies with all of the terms, provisions, covenants and conditions of this lease, the Security Deposit, or so much thereof as Landlord shall not have applied as set forth herein, shall be promptly returned to Tenant after the expiration or earlier termination of this lease and after delivery of entire possession of the demised premises to Landlord. In the event of a sale of the land and Building or leasing of the Building, Landlord shall transfer the Security Deposit to the vendee or lessee and Landlord shall thereupon be released by Tenant from all liability for the return thereof; and Tenant agrees to look solely to the new Landlord for the return of the Security Deposit, and it is agreed that the provisions hereof shall apply to every transfer or assignment made of the Security Deposit to a new Landlord. Tenant further covenants that it will not assign or encumber or attempt to assign or encumber the Security Deposit and that neither Landlord nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

         (B) Tenant has delivered, as the Security Deposit, an irrevocable letter of credit (the "Letter of Credit") in the amount of the Security Deposit issued by a New York City commercial bank acceptable to Landlord in its sole but good faith discretion, in the form of the letter of credit annexed hereto as Exhibit G, to be held by Landlord as security in accordance with this Article. The Letter of Credit shall (i) initially expire not less than one (1) year after the date of issuance, (ii) provide for automatic renewals for periods of not less than one (1) year, and (iii) have a final expiration date not less than four (4) months after the Expiration Date. Tenant shall pay to Landlord, on demand and as additional rent hereunder, all fees and charges paid by Landlord to the bank issuing the Letter of Credit in connection with the transfer of the same to any future owner or lessee of the Building. In addition to its right to draw upon the Letter of Credit as stated in Paragraph (A) above, Landlord shall also have the right to draw down all or any portion of the Letter of Credit if Landlord receives notice that the date of expiry of the Letter of Credit will not be extended by the issuing bank and Landlord may retain the same for the Security Deposit, in which event after deducting all of Landlord's expenses, Landlord will hold the net proceeds as cash security in accordance with this Article. If Landlord shall have drawn down the Letter of Credit and applied all or any portion thereof, then, upon Landlord's request, Tenant shall cause the Letter of Credit to be amended, or cause an additional Letter of Credit to be issued (in each case in compliance with this Article), so that the aggregate balance of such Letter(s) of Credit shall equal the required amount of the Security Deposit; and if Tenant fails to do so within five (5) business days after demand, Landlord may obtain such Letter of Credit on Tenant's behalf and all of Landlord's expenses in so doing, above the cash security then being held by Landlord, shall be payable by Tenant on demand as additional rent.

         (C) Tenant will be permitted to reduce the amount of the Security Deposit by $165,000.00 after the expiration of the fortieth (40th) month of the Term and by $110,000.00 after the expiration of each of the fifty-second (52nd), sixty-fourth (64th) and eighty-eighth (88th) months of the Term provided that, for each such reduction, Tenant has achieved a Positive Cash Flow (as defined below), as certified by an officer of Tenant and an independent certified public accountant acceptable to Landlord, for Tenant's most recent fiscal year. "Positive Cash Flow" shall mean net income determined in accordance with regularly prepared financial statements prepared in accordance with generally accepted accounting principles but adding back depreciation and amortization and deducting capital expenditures and principal payments of debt. Notwithstanding anything to the contrary contained herein, no reduction in the Security Deposit shall be permitted unless, at such time, no default exists under this lease on Tenant's part. (However, if such a default exists and Tenant is therefore not entitled to a particular reduction in the Security Deposit, and if such default is thereafter cured by Tenant, Tenant will become entitled to such reduction at that time provided that the conditions permitting such reduction are still in effect; i.e., that Tenant had a Positive Cash Flow, certified as above set forth, for the most recent fiscal year.) If the Security Deposit is then in cash, Landlord will pay to Tenant the amount of any applicable reduction within fifteen (15) business days after Tenant's request therefor accompanied by any required certifications or other documentation. If the Security Deposit is a Letter of Credit, then, upon receipt of any required certifications or other documentation, Landlord will accept a Letter of Credit in the proper reduced amount in exchange for the existing Letter of Credit, or will enter into an amendment of the Letter of Credit reducing the amount thereof to the proper reduced amount.

         (D) To the extent that Landlord is holding the Security Deposit in cash, Landlord will (i) accept a new Letter of Credit subject to all the terms and conditions of this Article in substitution therefor, and (ii) deposit the cash in an interest bearing account, and provided Tenant is not in default, all interest, except for one (1%) percent per annum of the principal amount of the Security Deposit (which shall be retained and applied by Landlord as a service charge in connection with the maintenance of the security account) shall be paid annually to Tenant.

34.      Successors and Assigns

         The covenants, conditions and agreements contained in this lease shall bind and inure to the benefit of Landlord and Tenant and their respective heirs, distributees, executors, administrators, successors, and, except as otherwise provided in this lease, their assigns.

35.      Rental Payments

         (A) The annual Fixed Rent for the premises shall be as follows:

                  (i) for the one (1) year period commencing on the Commencement
Date,  Four  Hundred  Twenty-Two   Thousand  Nine  Hundred  Seventy  and  60/100
($422,970.60) Dollars per annum;

                  (ii) for the one (1) year period commencing on the first (1st) anniversary of the Commencement Date, Four Hundred Thirty-Four Thousand Six Hundred Two and 29/100 ($434,602.29) Dollars per annum;

                  (iii) for the one (1) year  period  commencing  on the  second
(2nd) anniversary of the Commencement Date, Four Hundred Forty-Six Thousand Five Hundred Fifty-Three and 85/100 ($446,553.85) Dollars per annum;

                  (iv) for the one (1) year period commencing on the third (3rd) anniversary of the Commencement Date, Four Hundred Ninety-One Thousand Seven Hundred Fifty and 08/100 ($491,750.08) Dollars per annum;

                  (v) for the one (1) year period commencing on the fourth (4th) anniversary of the Commencement Date, Five Hundred Five Thousand Two Hundred Seventy-Three and 21/100 ($505,273.21) Dollars per annum;

                  (vi) for the one (1) year period commencing on the fifth (5th) anniversary of the Commencement Date, Five Hundred Nineteen Thousand One Hundred Sixty-Eight and 22/000 ($519,168.22) Dollars per annum;

                  (vii)  for the one (1) year  period  commencing  on the  sixth
(6th) anniversary of the Commencement Date, Five Hundred Eighty-Two Thousand Eight Hundred Nineteen and 35/100 ($582,819.35) Dollars per annum;

                  (viii) for the one (1) year period  commencing  on the seventh
(7th) anniversary of the Commencement Date, Five Hundred Ninety-Eight Thousand Eight Hundred Forty-Six and 88/100 ($598,846.88) Dollars per annum;

                  (ix)  for the one (1) year  period  commencing  on the  eighth
(8th) anniversary of the Commencement Date, Six Hundred Fifteen Thousand Three Hundred Fifteen and 17/100 ($615,315.17) Dollars per annum; and

                  (x) for the period commencing on the ninth (9th) anniversary of the Commencement Date to and including the Expiration Date, Six Hundred Thirty-Two Thousand Two Hundred
Thirty-Six and 34/100 ($632,236.34) Dollars per annum.

         (B) All payments other than Fixed Rent to be made by Tenant pursuant to this lease shall be deemed additional rent and, in the event of any non-payment thereof, Landlord shall have all rights and remedies provided for herein or by law for non-payment of rent.

         (C) All payments of Fixed Rent and additional rent (collectively, sometimes called "rent" or "rental" herein) to be made by Tenant pursuant to this lease shall be made by checks payable in U.S. funds drawn upon a New York City bank which is a member of the New York Clearing House Association or any successor thereto or at Tenant's election by wire transfer drawn on a New York City bank.

         (D) If Landlord receives from Tenant any payment less than the sum of the Fixed Rent and additional rent then due and owing pursuant to this lease, Tenant hereby waives its right, if any, to designate the items to which such payment shall be applied and agrees that Landlord in its sole discretion may apply such payment in whole or in part to any Fixed Rent, any additional rent or to any combination thereof then due and payable hereunder.

         (E) Unless Landlord shall otherwise expressly agree in writing, acceptance of Fixed Rent or additional rent from anyone other than Tenant shall not relieve Tenant of any of its obliga tions under this lease, including the obligation to pay Fixed Rent and additional rent, and Landlord shall have the right at any time, upon notice to Tenant, to require Tenant to pay the Fixed Rent and additional rent payable hereunder directly to Landlord. Furthermore, such acceptance of Fixed Rent or additional rent shall not be deemed to constitute Landlord's consent to an assignment of this lease or a subletting or other occupancy of the demised premises by anyone other than Tenant, nor a waiver of any of Landlord's rights or Tenant's obligations under this lease.

         (F) Landlord's failure to timely bill all or any portion of any amount payable pursuant to this lease for any period during the Term shall neither constitute a waiver of Landlord's right to ultimately collect such amount or to bill Tenant at any subsequent time retroactively for the entire amount so unbilled, which previously unbilled amount shall be payable within thirty (30) days after being so billed.

         (G) Provided this lease shall be in full force and effect, Tenant shall be entitled to a credit against the installments of the Fixed Rents for the second (2nd) to the fifth (5th) full calendar months commencing after the Commencement Date, in the aggregate amount of One Hundred Forty Thousand Nine Hundred Ninety and 20/100 ($140,990.20) Dollars which credit shall be applied in four (4) equal installments at the rate of Thirty-Five Thousand Two Hundred Forty-Seven and 55/100 ($35,247.55) Dollars per month commencing from the second
(2nd) to the fifth (5th) full calendar months after the Commencement Date;

                  All other terms and conditions of this lease shall be in full force and effect during such periods, including, but not limited to, Articles 12 and 36.

         (H) If on the Commencement Date, or at any time during the Term, the Fixed Rent or additional rent reserved in this lease is not fully collectible by reason of any federal, state, county or city law, proclamation, order or regulation, or any direction of any public officer or body pursuant to law (collectively, "Rent Law"), Tenant agrees to take such steps as Landlord may request to permit Landlord to collect the maximum rents which may be legally permissible from time to time during the effective period of such Rent Law (but not in excess of the amounts reserved therefor under this lease). Upon the termination of the effective period of such Rent Law, Tenant shall pay to Landlord, to the extent permitted by the Rent Law, an amount equal to (i) the Fixed Rent and additional rent which would have been paid pursuant to this lease but for such legal rent restriction, less (ii) the Fixed Rent and additional rent paid by Tenant to Landlord during the effective period of such Rent Law.

36.      Tax Escalation

         (A) For purposes hereof:

                  (i) "Real Estate Taxes" shall mean all the real estate taxes and any general or special assessments, vault taxes, government levies, municipal taxes, county taxes or any governmental charge, ordinary or extraordinary, unforeseen as well as foreseen, of any kind or nature whatsoever (exclusive of interest and penalties) levied, assessed or imposed by any governmental authority having jurisdiction upon or with respect to the Building and land upon which it is located ("Land") (including, without limitation, assessments for public benefits to the Land or Building and Business Improvement District taxes or assessments and similar impositions); provided, however, that if, because of any change in the taxation of real estate, any increase or any other tax or assessment, however denominated (including, without limitation, any franchise, income, profit, sales, use, occupancy, gross receipts or rental tax) is imposed upon Landlord or the owner of the Land or the Building, or the occupancy, rents or income therefrom, in substitution for or in addition to any of the foregoing Real Estate Taxes or for an increase in any of the foregoing Real Estate Taxes, such increase or other tax or assessment shall be deemed part of Real Estate Taxes computed as if Landlord's sole asset were the Land and the Building. Anything contained herein to the contrary notwithstanding, Real Estate Taxes shall not be deemed to include (a) any taxes on Landlord's income, (b) franchise taxes, (c) estate, gift, transfer or inheritance taxes, (d) mortgage, recording and capital gains taxes incurred with respect to a sale or refinancing of the Building and/or Land, (e) any increase in Real Estate Taxes resulting from physically adding space to the Building, or (f) any similar taxes imposed on Landlord, unless such taxes are levied, assessed or imposed as a substitute for the whole or any part of, or as a substitute for an increase in, the taxes, assessments, levies, fees, charges and impositions that now constitute Real Estate Taxes.

                  (ii) "Base Year Taxes" shall mean the Real Estate Taxes as finally determined for the Base Tax Year.

         (B) If the Real Estate Taxes for any year during the Term exceed the Base Year Taxes, Tenant shall pay Landlord Tenant's Proportionate Share of Taxes of such excess within thirty (30) days after Landlord shall furnish to Tenant a statement (the "Tax Statement") setting forth the amount thereby due and payable by Tenant. If Real Estate Taxes are payable by Landlord to the applicable taxing authority in installments, then Landlord shall bill Tenant for Tenant's
Proportionate Share of Taxes of the excess Real Estate Taxes in corresponding installments, such that Tenant's payment is due not later than thirty (30) days prior to the date when Landlord is obligated to pay the Real Estate Taxes to the applicable taxing authority. If the actual amount of Real Estate Taxes is not known to Landlord as of the date of the Tax Statement, then Landlord may nevertheless bill Tenant for such installment on the basis of a good faith estimate, in which event Tenant shall pay the amount so estimated within thirty
(30) days after receipt of such bill, subject to prompt refund by Landlord, or payment by Tenant, upon a supplemental billing by Landlord once the amount actually owed by Tenant is determined. Except as provided in the immediately preceding sentence, Landlord shall provide Tenant with a copy of the current tax bill used in the preparation of the Tax Statement with such Tax Statement.

         (C) If Landlord receives any refund of Real Estate Taxes for any year subsequent to the Base Tax Year for which Tenant has made a payment pursuant hereto, Landlord shall (after deducting from such refund all reasonable expenses incurred in connection therewith) pay Tenant, within thirty (30) days after receipt, Tenant's Proportionate Share of Taxes of the net refund. If Landlord succeeds in reducing any assessed valuation for the Land and the Building prior to the billing of Real Estate Taxes for any year subsequent to the Base Tax Year, Tenant shall pay Landlord Tenant's Proportionate Share of Taxes of the reasonable expenses so incurred by Landlord.

         (D) If any year subsequent to the Base Tax Year is only partially within the Term, all payments pursuant hereto shall be appropriately prorated, based on the portion of such year which is within the Term. Except as limited by Articles 9 and 10: (i) Tenant's obligation to make the payments required by Paragraphs (B) and (C) shall survive the Expiration Date or any sooner termination of this lease, and (ii) Landlord's obligation to make the payments required by Paragraph (C) shall survive the Expiration Date or any sooner termination of this lease pursuant to Articles 9 and 10.

         (E) Each final Tax Statement (as opposed to an estimated Tax Statement) given by Landlord pursuant to Paragraph (B) shall be binding upon Tenant unless, within the earlier to occur of one (1) year after its receipt of such Tax Statement and copy of the applicable bill or one (1) year after the end of the Term, Tenant notifies Landlord of its disagreement therewith, specifying the portion thereof with which Tenant disagrees. Pending resolution of such dispute, Tenant shall, without prejudice to its rights, pay all amounts determined by Landlord to be due, subject to prompt refund by Landlord (without interest) upon any contrary determination.

         (F) Landlord hereby notifies Tenant that Landlord has applied for benefits under the Industrial and Commercial Incentive Program ("ICIP") for the Building. In connection therewith, all of Tenant's construction managers, contractors and subcontractors employed in connection with construction work at the Building shall be contractually required by Tenant to comply with the New York City Office of Labor Services/Construction Division ("OLS") requirements applicable to construction projects benefiting from the ICIP. Such compliance, as of the date hereof, includes the following: the submission and approval of a Construction Employment Report, attendance at a pre-construction conference with representatives of the OLS and adherence to the provisions of Article 22 of the ICIP Rules and Regulations, the provisions of New York City Charter Chapter 13-B and the provisions of Executive Order No. 50 (1980). Furthermore, at Landlord's request, Tenant shall (i) report to Landlord the number of workers permanently engaged in employment in the premises, the nature of each worker's employment and, to the extent applicable, the New York City residency of each worker, (ii) provide access to the premises to employees and agents of the Department (as such term is defined in the ICIP Rules and Regulations) at all reasonable times, and (iii) enforce the contractual obligations of Tenant's construction managers, contractors and subcontractors to comply with the OLS requirements.

37.      Option to Expand

         (A)      For purposes of this Article,

                  (i) rentable space consisting of all or part of the seventeenth (17th) floor (collectively, "Expansion Space") in the Building shall be deemed "Available" only if and when (a) such space becomes vacant, free of occupants and tenancies and rights (the "Third Party Rights") of third parties existing as of the date of this lease or (b) (x) the then existing tenant of any such space has not exercised an option to renew or extend the term of its lease and the time by which such tenant must exercise such option has expired and (y) subject to Paragraph E below, if Landlord has given an Offer Notice (as defined below) and Tenant has not given a Tenant's Acceptance Notice in response thereto, the then existing occupant thereof is not negotiating with Landlord for a lease or renewal thereof, and (z) all Third Party Rights and the rights of CLAIRTEX CORP. with respect to such space have expired or been waived without having been exercised, or (c) Landlord reasonably expects that, within the succeeding six (6) months, the lease therefor will be terminated (whether by agreement, summary dispossess proceeding or otherwise) and Landlord will receive vacant possession thereof free of any claims and Third Party Rights and CLAIRTEX CORP. All current Third Party Rights, rights of currently existing tenants to renew and rights of Clairtex Corp. are set forth in Exhibit H. Except as provided in this lease or unless Landlord has given an Offer Notice and Tenant has not given a Tenant's Acceptance Notice in response thereto, Landlord agrees not to grant any new rights to Expansion Space that may become Available unless the same are subject and subordinate to the rights of Tenant under this Article.

                  (ii) "Business Terms" shall mean the material economic business terms upon which Landlord is willing in its sole discretion to enter into a lease for the Offered Space (as hereinafter defined), including, without limitation, the rental rate to be paid, any escalation payment obligations and the applicable base years, any other additional rent, any work to be performed or paid for by Landlord, the amount and duration of any rent concessions, and the cost and extent of any so-called "take-over" obligations to be assumed by Landlord. The lease of any Offered Space shall be co-terminous with the lease of the initial demised premises.

                  (iii) "Net Effective Rental" shall mean the constant net effective rental payable for the Offered Space for the portion of the balance of the Term covered thereby, taking into account all applicable Business Terms and calculated on the basis of an interest factor of the then-current Prime Rate.

         (B) Tenant's rights under this Article shall exist only if and so long as (i) Tenant is not in default under this lease after notice and expiration of any applicable grace period, and (ii) Tenant exercises such rights in the manner and within the applicable time period set forth in Paragraph (C) hereinbelow, and (iii) there are at least five (5) years then remaining in the Term (as the same may have then been or may simultaneously be extended pursuant to Article
51),  and (iv)  Tenant  shall  itself and its related  companies  (as defined in
Article 11(N) hereof) be occupying at least eighty (80%) per cent of the entire premises then demised hereunder. Notwithstanding anything to the contrary contained herein, Landlord need not send Tenant an Offer Notice with respect to any Available Expansion Space if Landlord in good faith then currently contemplates leasing such Available Expansion Space as part of a larger block either containing at least a full floor in the building contiguous to the demised premises or at least 75,000 square feet anywhere in the building, in addition to the Available Expansion Space.

         (C) If and when any Expansion Space becomes Available, and provided that the conditions contained in Paragraph (B) above are then being met, Landlord shall promptly deliver a notice (the "Offer Notice") to Tenant offering to lease such space (together, at Landlord's option, with any other space (consisting of at least an additional full floor) that Landlord wishes to market with such space (collectively, the "Offered Space")) and stating the Business Terms of such offer. Tenant shall thereupon have the right, to be exercised by a notice ("Tenant's Acceptance Notice") given to Landlord no later than the fifteenth (15th) day after Landlord delivers such Landlord's Offer Notice (as to which time shall be of the essence), to lease all but not part of the Offered Space on the terms hereinafter set forth. Tenant shall not have the right to lease less than all of the Offered Space. Not later than thirty (30) days from the giving of Tenant's Acceptance Notice, Tenant shall deliver to Landlord a letter of credit as required by Article 33, or an amendment to the existing Letter of Credit complying with Article 33, in each case increasing the Security Deposit by an amount (the "Additional Security Deposit") initially equal to the aggregate sum of Landlord's anticipated costs in connection with the leasing of the Offered Space to Tenant, including, but not limited to, any work to be performed or paid for by Landlord in or to the Offered Space, brokerage commissions, attorneys' fees, rent concessions, work allowances or credits, so-called "take-over" obligations to be assumed by Landlord, and any other costs, credits or allowances that Landlord may incur or grant. Subject to the same conditions set forth in Article 33(C), Tenant will be permitted to reduce the Additional Security Deposit by an amount equal to eleven (11%) percent of the initial Additional Security Deposit on each of the first, second, third, fourth and fifth anniversaries of the Expansion Space Commencement Date.

         (D) If Tenant timely delivers Tenant's Acceptance Notice, then, as of the date (the "Expansion Space Commencement Date") on which Landlord delivers possession of the Offered Space to Tenant in the condition set forth in the Business Terms, the Offered Space shall become part of the demised premises upon all the terms and conditions set forth in Landlord's Offer Notice and otherwise upon all the same applicable terms and conditions set forth in this lease with respect to the initial demised premises. Tenant's Proportionate Share of Taxes with respect to the Offered Space shall be the rentable square feet contained therein divided by 811,046, expressed as a percentage. Landlord agrees to use diligent efforts to cause the Expansion Space Commencement Date to occur as promptly as reasonably practicable after Landlord receives vacant possession of the Offered Space.

         (E) If Tenant fails timely to deliver Tenant's Acceptance Notice with respect to the Offered Space, Tenant shall be deemed to have waived its rights with respect to such Offered Space and Landlord shall be free to lease such Offered Space to any third party on such terms and conditions as Landlord shall determine; provided, however, that if Landlord wishes to enter into a lease for the Offered Space at less than 92.5% of the Net Effective Rental contained in the initial or immediately prior Landlord's Offer Notice with respect to such Offered Space, or Landlord wishes to enter into a lease for less than the entire Offered Space contained in the initial or immediately prior Landlord's Offer Notice, then Landlord shall give Tenant a new Landlord's Offer Notice (unless Landlord is not required to do so pursuant to Paragraph (B) hereof) incorporating Business Terms equivalent to those that triggered Landlord's obligation to deliver the new Landlord's Offer Notice, and Tenant shall have the right, to be exercised by Tenant's Acceptance Notice given to Landlord no later than the tenth (10th) day after Landlord delivers such Landlord's Offer Notice (as to which time shall be of the essence), to lease all but not part of the Offered Space or the new Offered Space, as the case may be, on such new terms, in the same manner as set forth above with respect to the initial Landlord's Offer Notice.

         (F) Promptly after Tenant's delivery of Tenant's Acceptance Notice, Landlord and Tenant shall execute and deliver an agreement incorporating the applicable Offered Space into the demised premises and setting forth the terms of the leasing thereof; provided that the failure of the parties to enter into such an agreement shall not affect their respective rights and obligations hereunder.

         (G) If any occupant of any Offered Space leased by Tenant as aforesaid does not vacate its space by the expiration of the then-existing lease therefor, Landlord shall, at its sole expense, diligently pursue all available legal remedies in order to obtain vacant possession of such space, including, without limitation, the expeditious commencement and diligent prosecution of a holdover proceeding, and shall keep Tenant apprised of the status of such efforts. The parties acknowledge that by reason of the practices and procedures of the Civil Court of New York County, Landlord and Tenant Part, it may not be possible for Landlord expeditiously to recover vacant possession of all or a portion of such space from such occupant. Therefore, no such holdover by such occupant shall entitle Tenant to recover damages or any other amount from Landlord or to terminate this lease at any time, nor shall Landlord be required to make any payment to, or enter into any agreement with, such occupant to facilitate or accomplish the recovery of vacant possession of such space. The provisions of this Paragraph are intended to constitute "an express provision to the contrary" within the meaning of Section 223-a of the New York Real Property Law.

         (H) Notwithstanding anything to the contrary contained herein, in the event that any Expansion Space consisting of 2,500 or less rentable square feet is leased by Tenant and added to this lease (the "Unit") and thereafter Expansion Space becomes Available which is contiguous to the Unit and Tenant does not give Landlord a Tenant's Acceptance Notice with respect thereto, then Landlord at its option shall have the right to relocate Tenant from the Unit and substitute any comparable space in the Building in place of the Unit.

38.      Air Conditioning

         (A) Whenever the System is in operation, Tenant shall use its reasonable efforts to close the venetian blinds and/or drapes in the demised premises. Tenant shall comply with reasonable regulations promulgated by Landlord in connection with heating, ventilating and air conditioning the Building.

         (B) Landlord will install the base building air conditioning servicing the demised premises in accordance with Exhibit B.

39.      Brokerage

         Tenant and Landlord each represents that it did not deal with any broker or finder in connection with this lease other than the Broker. Tenant shall indemnify Landlord against any liability and expense (including reasonable attorney's fees) for any brokerage commission or finder's fee claimed by anyone other than the Broker based on the actions of Tenant or its agents or representatives. Landlord will pay Broker a commission pursuant to a separate agreement between Landlord and Broker and shall indemnify Tenant against any liability and expense (including reasonable attorney's fees) for any brokerage commission or finder's fee claimed by anyone, including the Broker, based on the actions of Landlord or its agents or representatives. The parties' liability hereunder shall survive any expiration or termination of this lease.

40.      Building Directory

         The listing of any party's name other than Tenant's shall neither grant such party any right or interest in this lease and/or the demised premises nor constitute Landlord's consent to any assignment or sublease to or occupancy by such party.

41.      Exculpatory Clause

         (A) Anything herein to the contrary notwithstanding, the liability of Landlord and any prior landlord hereunder and the partners and members of Landlord and any prior landlord hereunder for negligence, failure to perform lease obligations or otherwise under or in connection with this lease shall be limited to their respective interests in the Land and Building. Tenant shall neither seek to enforce nor enforce any judgment or other remedy against any other asset of Landlord or any prior landlord hereunder or any partner or member of Landlord or any prior landlord hereunder or any party that holds any interest in Landlord or any prior landlord hereunder.

         (B) Anything in this lease to the contrary notwithstanding, wherever any provision is made in this lease for Landlord's consent or approval, or exercise of judgment or imposition of a requirement, rule, regulation or designation, or any determination by Landlord's agent, such consent or approval shall not be withheld or delayed unreasonably or in bad faith and such judgment or imposition of a requirement, rule, regulation or designation or determination of Landlord's agent, shall be exercised reasonably and in good faith. Tenant hereby waives any claim against Landlord which it may have (including, without limitation, a claim for damages) based upon any assertion that Landlord or its agent unreasonably withheld or delayed any such consent or approval, or exercised its judgment or imposed a requirement, rule, regulation or determination or designation or otherwise acted unreasonably (but Tenant does not waive any claim that Landlord acted in bad faith). Whenever Tenant alleges that Landlord has acted unreasonably with respect to a matter arising under this lease (but not in bad faith), Tenant's sole remedy therefor shall be to send a notice to Landlord ("Hearing Notice"), specifying the matter with respect to which it alleges that Landlord has acted unreasonably ("Dispute") and electing to have the Dispute resolved by an informal hearing ("Hearing") upon and subject to the terms and conditions hereinafter set forth:

                         (i)         The Hearing shall be held at the offices of
the hearing officer, who shall be selected pursuant to the then existing rules and procedures of the American Arbitration Association in New York City, and who shall be an attorney, duly admitted in New York, with at least ten (10) years experience in Manhattan office leasing ("Hearing Officer");

                        (ii) The Hearing shall be held within ten (10) days after the Hearing Officer is designated pursuant to substantive and procedural rules to be established by the Hearing Officer;

                       (iii) The determination by the Hearing Officer shall be conclusive upon the parties and shall be made within seven (7) days after the Hearing is completed; and

                        (iv) If Landlord is determined to have acted properly, Tenant shall pay the fees of the Hearing Officer. If Landlord is determined to have acted improperly, Landlord shall pay such fees.

42.      Submission to Jurisdiction, Etc.

         (A) Tenant hereby represents to Landlord that it is not entitled, directly or indirectly, to diplomatic or sovereign immunity (or, in the alternative, Tenant hereby irrevocably and unconditionally waives diplomatic and/or sovereign immunity if Tenant is entitled thereto). This lease shall be deemed to have been made in New York County, New York, and shall be construed in accordance with the laws of the State of New York. All actions or proceedings relating, directly or indirectly, to this lease shall be litigated only in courts located within the County of New York. Tenant, any guarantor of the performance of its obligations hereunder ("Guarantor") and their respective successors and assigns hereby irrevocably subject themselves to the jurisdiction of any state or federal court located within such county, waive the personal service of any process upon them in any action or proceeding therein and agree that such process may be served by certified or registered mail, return receipt requested, directed to Tenant and any successor at Tenant's address hereinabove set forth, to Guarantor and any successor at the address set forth in the instrument of guaranty and to any assignee at the address set forth in the instrument of assignment. Such service shall be deemed made when such process is received or delivery thereof is refused.

         (B) If any monies owing by Tenant under this lease are paid more than ten (10) days after the date such monies are payable pursuant to the provisions of this lease, Tenant shall pay Landlord interest thereon, at the lesser (the "Interest Rate") of the then maximum lawful rate or four (4%) percent per annum over the then-current Prime Rate from time to time in effect, for the period from the date such monies were payable to the date such monies are paid.

         (C) The submission of this lease to Tenant shall not constitute an offer by Landlord to execute and exchange a lease with Tenant and is made subject to Landlord's execution and delivery thereof.

         (D) Landlord and Tenant each respectively represent that the person executing this lease on its behalf is duly authorized to execute, acknowledge and deliver this lease.

         (E) The provisions of this Article shall survive the expiration of this lease.

43.      Modifications Requested by Mortgagee, Etc.

         (A) If any present or prospective mortgagee of the Land or the Building or any leasehold interest therein requires, as a condition precedent to extending or issuing its loan, the modification of this lease in such manner as does not lessen Tenant's rights or increase its obligations hereunder or lessen Landlord's obligations or increase Landlord's rights (except, in each case, to a de minimis extent), Tenant shall not delay or withhold its consent to such modification and shall execute and deliver such confirming documents therefor as such mortgage reasonably requires.

         (B) From and after written request by Landlord, Tenant agrees to send a copy of all notices of default given by Tenant to Landlord hereunder to the holder of the Fee Mortgage and Tenant agrees to accept any cure of such default by the holder of the Fee Mortgage, provided such cure is commenced promptly after the holder of the Fee Mortgage obtains sufficient control over the Building to do so and is diligently prosecuted thereafter (but nothing herein shall require the holder of the Fee Mortgage to cure any such default).

44.      Tenant's Work

         (A) Tenant shall, at its expense, and in compliance with the further provisions of this Article 44, the "Alteration Rules" annexed as Exhibit F and other applicable provisions of this lease, make such Alterations in the demised premises as Tenant may consider necessary or desirable to prepare the same for Tenant's initial occupancy ("Tenant's Work"). In addition, Tenant shall, at Tenant's expense, make all modifications and additions and replacements to the alarm systems within the demised premises as may be necessitated by Tenant's Work.

         (B) Tenant shall have prepared by a licensed architect, at Tenant's expense, and shall submit to Landlord for its approval, complete, detailed and fully dimensioned architectural, electrical, mechanical and engineering plans and drawings (1/8" scale), and specifications for Tenant's Work ("Tenant's Plans"). Tenant's Plans shall conform to the existing physical condition of the Building, the filed plans and specifications for the Building, and all applicable laws and requirements of law and public authorities and the rules and regulations implementing the same.

         (C) Upon Landlord's written approval of Tenant's Plans, which shall not be unreasonably withheld and which shall be granted or withheld within seven (7) business days after Landlord's actual receipt thereof, Tenant, at its expense, shall cause Tenant's Plans (including necessary mechanical plans and specifications) to be filed with the governmental agencies having jurisdiction thereof, in order to obtain, and shall obtain, all governmental permits, approvals, licenses, authorizations, waivers, consents and certificates (collectively "Permits") that may be required in connection with the performance of Tenant's Work. Tenant's Plans shall be delivered to Landlord by personal delivery and shall not be deemed received until actual receipt thereof as evidenced by a signed and dated receipt. If Landlord does not respond within the aforesaid seven (7) day period and provided that Tenant gives Landlord an additional notice stating that Landlord has so failed to respond and stating that if Landlord fails to respond within five (5) business days of receipt of such additional notice that approval will be deemed granted, and Landlord continues to fail to respond within such five (5) day period, Tenant's plans will be deemed approved. Landlord shall with reasonable promptness sign the applications for such Permits prepared by Tenant which require Landlord's signature and shall otherwise cooperate with Tenant, at Tenant's reasonable expense, in connection with Tenant's efforts to obtain the Permits and Tenant shall indemnify and hold Landlord harmless against any claim, cost, liability or expense resulting from any error, omission or other impropriety or deficiency in any such application. Tenant's Work shall be governed by the provisions of Articles 3 and 6 as modified and supplemented by this Article. Landlord shall permit Tenant's contractors, subcontractors and suppliers to move construction materials, supplies and equipment for Tenant's Work to the demised premises and to remove construction waste and debris therefrom, by an elevator to be designated by Landlord, at times appointed by Landlord after normal hours or on other than business days, giving effect to other previously made appointments and subject to payment of any applicable fees therefor, provided, however, Tenant shall be allowed an aggregate of twenty (20) hours non-consecutive use of freight elevator without cost during the course of Tenant's Work or during the time that Tenant moves into the Building. Tenant shall, and shall cause its contractors, subcontractors and suppliers to, comply with the Alteration Rules and Landlord's reasonable directions for the coordination and control of construction activities in the Building and the protection and security of the Building and its systems, facilities and occupants.

         (D) If, by reason of the existence of a violation in the Building that was not caused by Tenant, its agents, contractors or employees, Tenant is delayed in the substantial completion of Tenant's Work, the Commencement Date will be delayed by one day for each day of any such delay in the substantial completion of Tenant's Work directly and solely caused by the existence of such violation. Landlord will, as promptly as reasonably practicable after receipt of notice of any such violation from Tenant, use all reasonable efforts to remove or cure any such violation.

45.      Insurance

         (A) During the Term Tenant shall pay for and keep in force general liability policies in standard form protecting against any and all liability occasioned by accident or occurrence, such policies to be written on an occurrence basis, with such deductibles as are reasonably acceptable to Landlord and by recognized and well-rated insurance companies, having a policyholder's rating of no less than "A" and a financial size category of not less than "XII" in the most current edition of Best's Insurance Reports and authorized to transact business in the State of New York. The minimum limits of liability shall be a combined single limit with respect to each occurrence in an amount of not less than $5,000,000 for injury (or death) and damage to property (which may be carried under a basic $1,000,000 policy and an umbrella policy for the balance provided that at all times during the Term there is no less than $5,000,000 coverage with respect to the demised premises and the Building). If at any time during the Term it appears that public liability or property damage limits in the City of New York for premises similarly situated, due regard being given to the use and occupancy thereof, are higher than the foregoing limits, then Tenant shall increase the foregoing limits accordingly. Landlord, its managing agent and each mortgagee of whom Tenant has received notice shall be named as additional insureds in the aforesaid insurance policies. Tenant shall also secure and keep in force "all risk" property insurance, including loss by fire and, by means of the standard extended coverage endorsement, loss or damage by such other casualties as may be covered thereby, covering all of its personal property, machinery, equipment, trade fixtures, goods, merchandise, furniture, furnishings and other items removable by Tenant located in the demised premises for the full replacement value thereof from time to time. All such policies shall also provide that Landlord and each such mortgagee shall be afforded thirty (30) days prior notice of cancellation of said insurance. Tenant shall deliver Acord 27 certificates of insurance evidencing such policies or at Landlord's request, duplicate originals of such policies. All premiums and charges for the aforesaid insurance shall be paid by Tenant and if Tenant shall fail to make such payment when due, Landlord may, after giving Tenant at least ten (10) days notice, make it and the amount thereof shall be repaid to Landlord by Tenant on demand and the amount thereof may, at the option of Landlord, be added to and become a part of the additional rent payable hereunder. Tenant shall not violate or permit to be violated any condition of any of said policies and Tenant shall perform and satisfy the requirements of the companies writing such policies.

         (B)  Landlord  will  maintain   liability  and  casualty  insurance  in
conformity with that maintained with respect to other similar buildings in the vicinity.

46.      Estoppel Certificate

         Each party,  at any time,  and from time to time,  upon at least twenty
(20) days' prior notice by the other, shall execute, acknowledge and deliver to the requesting party, and/or to any other person, firm or corporation specified by the requesting party, a statement certifying that this lease is unmodified and in full force and effect (or, if there have been modifications, that the same is in full force and effect as modified and stating the modifications), stating the dates to which the Fixed Rent and additional rent have been paid, stating whether or not there exists any default by the requesting party under this lease, and, if so, specifying each such default, and any other matters reasonably requested by the requesting party or the recipient. Notwithstanding the foregoing, neither party shall be required to furnish such a statement more frequently than three (3) times per year and Landlord shall be entitled to give such statement to the best of its knowledge and to take an exception for items of additional rent that have not yet been billed.

47.      Holdover

         If Tenant holds over after the expiration of the Term, the parties hereby agree that Tenant's occupancy of the demised premises after the expiration of the Term shall be upon all of the terms set forth in this lease except that Tenant shall pay as a use and occupancy charge for the holdover period an amount equal to the higher of (A) an amount equal to two (2) times the sum of (i) the pro rata Fixed Rent payable by Tenant during the last year of the Term and (ii) the pro rata additional rent payable by Tenant during the last year of the Term, (provided that for the first month of such holdover period the multiplier shall be reduced to one and one-half (1 1/2), or (B) an amount equal to the then market rental value for the demised premises. Such use and occupancy charge shall be in lieu of consequential damages.

48.      Acceptance of Keys

         If Landlord or Landlord's managing or rental agent accepts from Tenant one or more keys to the demised premises in order to assist Tenant in showing the demised premises for subletting or other disposition or for the performance of work therein for Tenant or for any other purpose, the acceptance of such key or keys shall not constitute an acceptance of a surrender of the demised premises nor a waiver of any of Landlord's rights or Tenant's obligations under this lease including, without limitation, the provisions relating to assignment and subletting and the condition of the demised premises.

49.      Tenant's Access to the Demised Premises

         Subject to Landlord's reasonable security regulations and circumstances beyond Landlord's reasonable control, Tenant shall have access to the demised premises twenty-four (24) hours per day, every day of the year.

50.      Hazardous Materials

         (A) Neither Landlord nor Tenant shall cause or permit "Hazardous Materials" (as defined below) to be used, transported, stored, released, handled, produced or installed in or from the demised premises or the Building, except that inflammable or combustible (but not explosive) items may be brought into and used within the demised premises or the Building as may be needed for the maintenance and operation of equipment found in an office building, so long as done in compliance with all laws and governmental requirements. The term
"Hazardous Materials" shall, for the purposes hereof, mean any flammable, explosive or radioactive materials, hazardous or toxic substances or wastes, asbestos or any material containing asbestos, and any other substance or material defined as hazardous by any federal, state or local law, ordinance, rule or regulation, including, without limitation, the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resources Conservation and Recovery Act, as amended, the Superfund Amendment and Reauthorization Act of 1986, or by the regulations adopted and publications promulgated pursuant to each of the foregoing. In the event of a breach of the provisions of this Article by either party, the other party, in addition to all of its rights and remedies under this lease and pursuant to Law, may require the violating party to remove any such Hazardous Materials from the demised premises or the Building in the manner prescribed for such removal by all requirements of Law. The provisions of this Article shall survive the expiration or sooner termination of this lease.

         (B) Landlord warrants and represents that no Hazardous Material that is required under presently existing Law to be removed will exist in the demised premises on the Commencement Date. In the event of a breach of said representation that is the sole cause of delaying Tenant's Work (other than if caused by materials introduced to the demised premises by or on behalf of Tenant), as Tenant's sole and exclusive remedy, and at Landlord's sole cost and expense, Landlord shall cause such Hazardous Material to be removed in accordance with all applicable Laws and the Commencement Date shall be delayed by one day for each day that the completion of Tenant's Work is delayed solely by reason of the presence or Hazardous Materials that Landlord is required to remove.

51.      Option to Extend

         (A) So long as Tenant (together with its related corporations) is occupying the entire demised premises, Tenant may elect to extend the Term for all (but not a portion of) the premises, for one (1) additional consecutive period of five (5) years commencing on the day following the initial Expiration Date and ending on the fifth (5th) anniversary of the initial Expiration Date (the "Extension Term"), unless sooner terminated pursuant to any of the terms, conditions or covenants of this lease or pursuant to law, provided that:

                         (i)      Tenant shall give Landlord notice by overnight
courier or registered mail, return receipt requested (hereinafter called "Extension Notice") of its election to extend the Term for the Extension Term not later than ten (10) months prior to the commencement of the Extension Term, time being of the essence, and

                        (ii) Tenant is not in monetary or material non-monetary default under this lease beyond any applicable notice or grace period as of the time of the giving of an Extension Notice.

         (B) (i) The Fixed Rent payable by Tenant to Landlord during the Extension Term is to be a sum equal to 100% of the fair market rent for the demised premises determined as of the first day of that calendar month which is six (6) months prior to the commencement of the Extension Term (such date is hereinafter called "Determination Date") and which determination shall be made within a reasonable period of time after the occurrence of the Determination Date pursuant to the provisions of Paragraph (C) hereof.

                        (iii) For the purposes hereof, fair market rent shall take into account all relevant factors, including without limitation, the actual condition of the demised premises as of the Determination Date, the base years applicable to Article 36, and Tenant's options pursuant to this Article and
Article 37.

         (C) (i) Landlord and Tenant shall endeavor to agree upon the fair market rent for the demised premises during the thirty (30) day period following the Determination Date. If Landlord and Tenant cannot reach an agreement within thirty (30) days after the Determination Date, Landlord and Tenant respectively shall select a reputable, qualified, licensed real estate broker with at least ten (10) years experience in mid-town New York County office leasing, having an office in mid-town New York County and familiar with the rentals then being charged in the Building and in comparable buildings (respectively, "Landlord's Broker" and "Tenant's Broker"), who shall confer promptly after their selection by Landlord and Tenant and shall endeavor to agree upon the fair market rent of the demised premises. If Landlord's Broker and Tenant's Broker cannot reach agreement within sixty (60) days after the Determination Date, then, within twenty (20) days thereafter, they shall designate a third reputable, qualified, licensed real estate broker with at least ten (10) years experience in midtown New York County office leasing, having an office in midtown New York County and familiar with the rentals then being charged in the Building and in comparable buildings (the "Independent Broker"). Upon the failure of Landlord's Broker and Tenant's Broker to agree upon the designation of the Independent Broker, then the Independent Broker shall be appointed by a Justice of the Supreme Court of the State of New York upon ten (10) days notice, or by an other court in New York County having jurisdiction and exercising functions similar to those exercised by the Supreme Court of the State of New York. Concurrently with such appointment, Landlord's Broker and Tenant's Broker respectively shall submit a letter to the Independent Broker, with a copy to Landlord and Tenant, setting forth such broker's estimate of the fair market rent of the demised premises (respectively, "Landlord's Broker's Letter" and "Tenant's Broker's Letter").

         (ii) If the fair market rent set forth in Landlord's Broker's Letter and Tenant's Broker's Letter differ by less than $2.50 per rentable square foot per annum, then the fair market rent shall not be determined by the Independent Broker, and the Fixed Rent payable by Tenant for the Extension Term shall be the average of the fair market rent set forth in Landlord's Broker's Letter and Tenant's Broker's Letter. If the fair market rent set forth in Landlord's Broker's Letter and Tenant's Broker's Letter differ by more than $2.50 per rentable square foot per annum, the Independent Broker shall conduct such investigations and hearings as he may deem appropriate and shall, within sixty
(60) days after the date of his designation, choose either the rental set forth in Landlord's Broker's Letter or that set forth in Tenant's Broker's Letter to be the fair market rent and such choice shall be binding upon Landlord and Tenant. Landlord and Tenant shall each pay the fees and expenses of its respective broker. The fees and expenses of the Independent Broker shall be shared equally by Landlord and Tenant.

         (D) In the event Landlord or Tenant initiates the arbitration process and as of the commencement date of the Extension Term the amount of the fair market rent has not been determined, Tenant shall continue to pay the Fixed Rent and additional rent in effect under this lease for the last month of the initial Term (without giving effect to any temporary abatement thereof) and when such determination has been made, an appropriate retroactive adjustment in the Fixed Rent shall be made as of the commencement date of the Extension Term.

         (E) All of the same terms, conditions, covenants and agreements contained in this lease are to continue in full force and effect during the Extension Term, including, without limitation, Article 36 hereof, except (i) the Fixed Rent shall be determined pursuant to Paragraph (B) of this Article, (ii) the Base Tax Year for the Extension Term will be the last full tax fiscal year in the initial term, (iii) Tenant will have no other or further right to extend or renew the Term, (iv) Tenant agrees to accept the demised premises in their condition existing as of the commencement date of the Extension Term, subject to any obligations under this lease then existing and which have not then been complied with by Landlord, (v) Exhibit B and Articles 35(G), 52 and 53 will be deemed deleted and there is to be no Landlord's Contribution or rent concession, credit or abatement.

         (F) If Tenant does not duly and timely give an Extension Notice pursuant to the provisions of Paragraph (A) hereof, this Article will have no force or effect and be deemed deleted from this lease and Tenant's options deemed waived.

         (G) If this lease is extended for the Extension Term, then Landlord and Tenant agree to execute, acknowledge and deliver an instrument confirming the exercise of Tenant's right to extend the Term, the last day of the Extension Term and setting forth the Fixed Rent for the Extension Term, as finally determined, but failure to do so will not affect the respective rights and obligations of the parties.

         (H) If Tenant duly and timely exercises its right to extend the Term for the Extension Term pursuant to this Article, the phrases "the term of this lease" or "the term hereof" or "the Term," as used in this lease, are to be construed to include, when practicable, the Extension Term.

52.      Landlord's Contribution

         Following Landlord's approval of Tenant's Plans and prior to Tenant's commencement of Tenant's Work, Tenant shall provide Landlord with true and complete copies of all contracts covering or related to Tenant's Work and Reimbursable Costs (as hereinafter defined).

         (A) Subject to the terms and conditions set forth below, Landlord agrees to reimburse Tenant up to a maximum amount of $576,030.00 ("Landlord's Contribution") for costs ("Reimbursable Costs") incurred by Tenant for leasehold improvements made in and to the demised premises within the first year of the Term as part of Tenant's Work. Up to but not exceeding fifteen (15%) percent of Landlord's Contribution may be utilized for ordinary and reasonable out-of-pocket costs and fees of Tenant's architect, engineer and construction manager (provided that each of them are independent and not related to or employees of Tenant or any of its affiliated or related entities), filing fees, moving costs and built-in equipment and fixtures which Tenant does not have the right to remove at the expiration or sooner termination of the Term. Landlord agrees to disburse from time to time, but not more often than once in any thirty
(30) day period, within ten (10) business days of receipt of each Tenant's request, that portion of Landlord's Contribution equal to ninety (90%) per cent of the amount set forth in Tenant's requisition for Reimbursable Costs, provided, however, that Landlord will not be obligated to make any advance if, and for so long as, Tenant is in default under this lease after receipt of written notice. Landlord will also not be obligated to make any advance until receipt of a request therefor from Tenant and the submission by Tenant of the following:

                  (i) A certificate signed by Tenant and Tenant's architect dated not more than ten (10) days prior to such request setting forth (a) the attached list contains all of the contractors, subcontractors and materialmen who furnished labor, supplies and materials to the demised premises and the aggregate amount of monies that each contractor, subcontractor and materialman received up to the date of Tenant's request, (b) that the sum then requested is justly due to persons who have rendered services or furnished materials for the work therein specified, and giving a brief description of such services and materials and the several amounts due to each of said persons in respect thereof, and stating that no part of such expenditure contained in the current requisition, was the basis, in any previous or then pending prior request, for the receipt of Landlord's Contribution or has been made out of the proceeds of Landlord's Contribution received by Tenant, (c) that except for the amount, if any, stated pursuant to the foregoing subdivision (i)(b) in such certificate to be due to the date of Tenant's request for services or materials, there is no outstanding indebtedness known to the persons signing such certificate, which is then due and payable for labor, wages, materials, supplies or services in connection with Tenant's Work which, if unpaid, might immediately become the basis of a vendors, mechanic's, laborer's or materialmen's statutory or similar lien upon such work or upon the land and building or any part thereof or upon Tenant's leasehold interest, (d) that the work described in the certificate has been completed substantially in accordance with the Tenant's Plans, (e) that there has not been filed with respect to the demised premises or the building or any part thereof or any improvements thereon, any vendor's, mechanic's, laborer's, materialmen's or other like liens arising out of Tenant's Work which has not been bonded or discharged of record, and (f) that Tenant has complied with all of the conditions set forth in Articles 3 and 44 and the Alteration Rules of this lease; and

                  (ii) Landlord agrees to disburse five (5%) percent of the remaining ten (10%) percent balance of the portion of Landlord's Contribution for which Tenant has submitted payment requests upon (a) substantial completion of Tenant's Work in accordance with Tenant's Plans and a certificate signed by Tenant and Tenant's architect certifying thereto has been delivered to Landlord, and (b) Landlord's receipt of original, duly executed and acknowledged releases of liens, paid receipts or such other proof of payment as Landlord reasonably requires for all work done and materials supplied.

                  (iii) Landlord agrees to disburse the remaining five (5%) per cent balance of the portion of Landlord's Contribution for which Tenant has submitted payment requests upon full compliance by Tenant with the provisions of subdivisions (x) and (y) of Article 3, except that final approval from the New York City Fire Department will not be required provided Tenant has applied for such final approval and diligently pursues the same until obtained and Tenant's architect has furnished a written certificate to Landlord stating that to the best of his knowledge all of Tenant's Work has been completed in full compliance with the requirements of the New York City Fire Department.

         (B) It is expressly understood and agreed that Tenant shall expeditiously complete, at its sole cost and expense, Tenant's Work, whether or not Landlord's Contribution is sufficient to fund such completion and notwithstanding the provisions of subdivisions (ii) and (iii) of Paragraph (B) of this Article. Any costs to complete Tenant's Work in excess of Landlord's Contribution shall be the sole responsibility and obligation of Tenant.

         (C) If Landlord shall fail to disburse to Tenant any portion of Landlord's Contribution to which Tenant is entitled when due as a result of Tenant's full compliance with the foregoing provisions of this Article, then Tenant may give Landlord notice of such failure and if Landlord shall continue to fail to make such disbursement to Tenant within twenty (20) days after Landlord's receipt of notice, then Tenant shall have the right to offset the amount of such disbursement against the Fixed Rent and additional rent next becoming due under this lease. Notwithstanding the foregoing, Tenant shall not have such offset right with respect to any portion of such reimbursement as to which Landlord shall give Tenant notice that Landlord disputes Tenant's claim with respect thereto unless Landlord continues to fail to reimburse Tenant for ten (10) business days after Tenant has obtained and docketed a final judgment therefor.

53.      Landlord's Work

     (A) Landlord agrees to commence diligently to perform the work required to be performed by Landlord pursuant to Exhibit B annexed hereto (hereinafter called "Landlord's Work") at Landlord's cost and expense except as otherwise provided in Exhibit B, in building standard manner, which shall be good and workmanlike and expeditiously performed in compliance with Law. If (i) Landlord's performance, or failure to perform, the balance of Landlord's Work after the Commencement Date, or (ii) the existence of a violation in the Building after the Commencement Date, (a) that was not caused by Tenant, its agents, contractors or employees, or (b) that is not permitted by this lease, is the sole cause of a demonstrable delay in the substantial completion of Tenant's Work with respect to the demised premises, then Tenant shall be entitled to a day- for-day extension of the applicable rent abatement period set forth in
Article 35(G).

         (B) The  provisions  of this Article 53 are  expressly  made subject to
Article 26(A) hereof but the Commencement Date shall not be deemed to have occurred until Landlord has in fact complied with the provisions of Article 30(B)(ii).

         (C) Landlord hereby confirms that Landlord intends to upgrade the public lobby on the ground floor and the elevator cabs in the Building but not during the time periods set forth for Landlord's Work.

54.      Building Directory

         (A) So long as this lease shall be in full force and effect, Tenant shall be permitted up to twelve (12) listings on the directory in the lobby of the building. Additional and changes in listings shall be at Tenant's cost but not to exceed Landlord's out-of-pocket costs.

     (B) The listing of any party's name other than Tenant's shall neither grant such party any right or interest in this lease and/or the demised premises nor constitute Landlord's consent to any assignment or sublease to or occupancy by such party.

55.      Signage

         Tenant, at Tenant's sole cost and expense, shall have the right, during the Term, to furnish and install signage on the wall of the elevator lobby on the floor containing the demised premises and on the entrance door to the demised premises, subject to the following terms and conditions. Said signs shall be dignified in appearance and non-illuminated and shall be subject to Landlord's prior written approval as to size, type, color and style. Prior to the installation and display of such sign, Tenant shall submit to Landlord for Landlord's approval, details of the size, type, color and style of such proposed signs. Tenant, at Tenant's expense, shall at all times comply with all present and future Laws, rules and regulations of Landlord and any and all governmental and public authorities applicable to such signs. Landlord's approval under this Article shall not be unreasonably withheld or delayed. Tenant shall pay the entire cost of such signage and the entire cost of the installation, cleaning, maintenance, repair and replacement thereof and the entire cost of all necessary permits therefor. Upon the expiration or other termination of the Term, Tenant, at Tenant's expense, shall promptly remove such signage and repair all damage and injury caused by such removal.

                         (SIGNATURES ON FOLLOWING PAGE)

                  IN WITNESS WHEREOF, Landlord and Tenant have respectively signed and sealed this lease as of the day and year first above written.


Witness for Landlord:                        498 SEVENTH, LLC


/s/Maria E. Sierra                           By:Peter S. Duncan


                                             By:/s/ Peter S. Duncan



Witness for Tenant:                FORSTMANN & CO., INC.


/s/Robert H. Regan                              By:/s/Rodney J. Peckham
                                                President

                                          Federal Identification No.58-1651326

STATE OF NEW YORK                   )
                                    ) SS.:
COUNTY OF NEW YORK                  )


                  On the 15th day of September, 1998, before me personally came Rodney J. Peckham, to me known, who, being by me duly sworn, did depose and say that he resides at No. 560 West 43rd Street #44E NYC 10036 that he is the Exec. Vice President of Forstmann & Co., Inc., the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by authority of the board of directors of said corporation.


                                              /s/Miriam W. Hermann
                                             -----------------------------

                        RULES AND REGULATIONS ATTACHED TO
                          AND MADE A PART OF THIS LEASE
                         IN ACCORDANCE WITH ARTICLE 32.

         1. The sidewalks, entrances, driveways, passages, courts, elevators, vestibules, stairways, corridors or halls shall not be obstructed or encumbered by any tenant or used for any purpose other than for ingress or egress from the demised premises and for delivery of merchandise and equipment in a prompt and efficient manner using elevators and passageways designated for such delivery by Landlord. There shall not be used in any space, or in the public hall of the Building, either by any tenant or by jobbers or others in the delivery or receipt of merchandise, any hand trucks, except those equipped with rubber tires and sideguards.

         2. The water and wash closets and plumbing fixtures shall not be used for any purposes other than those for which they were designed or constructed and no sweepings, rubbish, rags, acids or other substances shall be deposited therein, and the expense of any breakage, stoppage, or damage resulting from the violation of this rule shall be borne by the tenant who, or whose clerks, agents, employees or visitors, shall have caused it.

         3. No carpet, rug or other article shall be hung or shaken out of any window of the Building, and no tenant shall sweep or throw or permit to be swept or thrown from the demised premises any dirt or other substances into any of the corridors, halls, or elevators, or out of the doors or windows or stairways of the Building. No tenant shall use, keep or permit to be used or kept any foul or noxious gas or substance in the demised premises, or permit or suffer the demised premises to be occupied or used in a manner offensive or objectionable to Landlord or other occupants of the Building by reason of noise, odors and/or vibrations, or interfere in any way with other tenants or those having business therein, nor shall any animals be kept in or about the Building. Smoking or carrying lighted cigars or cigarettes in the public areas of the Building is prohibited.

         4. No awnings or other projections shall be attached to the outside walls of the Building without the prior written consent of Landlord.

         5. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by any tenant on any part of the outside of the demised premises or the Building or on the inside of the demised premises if the same is visible from the outside of the premises without the prior written consent of Landlord, except that the name of such tenant may appear on the entrance door of the premises. In the event of the violation of the foregoing by any tenant, Landlord may remove the same without any liability, and may charge the expense incurred by such removal to Tenant or tenants violating this rule. Interior signs on doors shall be inscribed, painted or affixed for each Tenant by Landlord at the expense of such Tenant, and shall be of a size, color and style acceptable to Landlord.

         6. No tenant shall in any way deface any part of the demised premises or the Building. No boring, cutting or stringing of wires shall be permitted, except as provided in Article 3. No tenant shall lay linoleum, or other similar floor covering, so that the same shall come in direct contact with the floor of the demised premises, and, if linoleum or other similar floor covering is desired to be used, an interlining of builder's deadening felt shall be first affixed to the floor, by a paste or other material, soluble in water, the use of cement or other similar adhesive material being expressly prohibited.

         7. No additional locks or bolts of any kind shall be placed upon any of the doors or windows by any tenant, nor shall any changes be made in existing locks or mechanism thereof unless Landlord is provided with a key thereto except that Tenant shall be permitted to install its own security system in the demised premises subject to all the terms and conditions of this lease including without limitation Articles 3 and 44. Each tenant must, upon the termination of its tenancy, restore to Landlord all keys of stores, offices and toilet rooms, either furnished to, or otherwise procured by, such tenant, and in the event of the loss of any keys so furnished, such tenant shall pay to Landlord the cost thereof.

         8. Freight, furniture, business equipment, merchandise and bulky matter of any description shall be delivered to and removed from the premises only on the freight elevators and through the service entrances and corridors, and only during hours and in a manner reasonably approved by Landlord. Landlord reserves the right to inspect all freight to be brought into the Building and to exclude from the Building all freight which violates any of these Rules and Regulations or the lease.

         9. Canvassing, soliciting and peddling in the Building is prohibited.

         10. Landlord reserves the right to exclude from the Building between the hours of 6 p.m. and 8 a.m. and at all hours on Sundays and legal holidays all persons who do not present a pass to the Building signed by Landlord. Landlord will furnish passes to persons for whom any Tenant requests same in writing. Each tenant shall be responsible for all persons for whom it requests such pass and shall be liable to Landlord for all acts of such person.

         11. Landlord shall have the right to prohibit any advertising by any tenant containing the name or address of the Building which in Landlord's opinion tends to impair the reputation of the Building or its desirability as a Building for offices, and, upon written notice from Landlord, Tenant shall refrain from or discontinue such advertising.

         12. Tenant shall not bring or permit to be brought or kept in or on the demised premises, any inflammable, combustible or explosive fluid, material, chemical or substance (except for lawful quantities of normal office supplies), or cause or permit any odors of cooking or other processes, or any unusual or other objectionable odors to permeate in or emanate from the demised premises.

         13. If the Building contains central air conditioning and ventilation, Tenant agrees to keep all windows closed at all times and to abide by all rules and regulations issued by Landlord with respect to such services. If Tenant requires air conditioning or ventilation after the usual hours, Tenant shall give notice in writing to the Building superintendent prior to 3:00 p.m. in the case of services required on week days, and prior to 3:00 p.m. on the day prior in the case of after hours service required on weekends or on holidays.

         14. Tenant shall not move any safe, heavy machinery, heavy equipment, bulky matter, or fixtures into or out of the Building without Landlord's prior written consent. If such safe, machinery, equipment, bulky matter or fixtures requires special handling, all work in connection therewith shall comply with the Administrative Code of the City of New York and all other laws and regulations applicable thereto and shall be done during such hours as Landlord may reasonably designate.
                                    EXHIBIT B




                  1. Demolish existing installation (including removal of all obsolete pipes and conduits) and leave premises in broom clean condition.

                  2. Furnish Tenant an ACP-5 covering the demised premises.

                  3. Construct demising walls for the demised premises in accordance with New York City code requirements.

                  4. Identify and tag all existing building system conduits, pipes, risers or vertical conduits servicing the demised premises.

                  5. Cut back sprinkler system to the main valve in the demised premises.

                  6. Remove all obsolete existing low voltage cabling or telephone wires within the demised premises.

                  7. Remove sprinkler ladder if permitted by New York City code. Remove abandoned piping across common corridor.

                  8. Remove existing knife switch in the demised premises. Install fire stopping and fire proofing at all locations in the demised premises required by code - fireproof all metal decking in the demised premises, if required by code. Patch all holes in slab in the demised premises which are beyond repair by standard flash patching.

                  9. Refurbish existing bathrooms on the floor containing the demised premises including replacement of cracked, damaged and missing floor, wall and ceiling tiles, cracked, damaged and missing mirrors, damaged partitions and ceilings and damaged, broken and missing fixtures and hardware, and repainting of the entire bathroom, including electrostatic painting of all stall partitions and doors. Landlord shall perform the foregoing as well as making common area egress and the "Class E" system in common areas of the floor containing the demised premises so as to comply with current ADA standards and all current applicable federal, state and city building codes.

                  10. Provide a sufficient number of connection points to the Building's life safety systems, either on the 17th floor or on adjacent floors, as required by code for Tenant to connect Tenant's required life safety devices. Landlord shall be responsible for the cost of re-programming the "Class E" system to accommodate Tenant's connections.

                  11. Repair or replace if needed freight elevator doors within the demised premises. Sheetrock over the freight elevator not servicing the demised premises and electronically lock out service of said elevator to the demised premises.

                  12. Provide one (1) building standard radiator for each bay window in the demised premises with new building standard automatic valves and traps. Initially clean exterior of all windows in the demised premises.

                   13. Create two (2) air conditioning rooms in the demised premises, including fire/smoke dampers, if required, and containing new building standard water cooled air conditioning package units of up to 45 tons in the aggregate ("base building air conditioning"). Tenant to be responsible for all air conditioning ductwork and distribution.

                  14. Replace doors and hardware for two (2) fire stairs within the demised premises.

                  Landlord agrees to use its best efforts to substantially complete items 9 through 14 of this Exhibit B within sixty (60) days after the Commencement Date.

                  Landlord and Tenant agree to cooperate with each other in coordinating the balance of Landlord's Work after the Commencement Date and Tenant's Work.

                   Notwithstanding anything to the contrary contained in this lease including but not limited to Articles 23 and 53 hereof and Exhibit B, it is understood and agreed that Landlord will at Landlord's expense (unless caused by the fault of Tenant, its contractors, subcontractors or agents) obtain a temporary certificate of occupancy and ultimately a permanent certificate of occupancy covering the demised premises permitting the use set forth in Article 2A hereof, provided, however, it is understood, acknowledged and agreed that Landlord will not be able to obtain (nor shall Landlord have any liability as a result thereof) the temporary certificate of occupancy unless and until Tenant completes Tenant's Work in accordance with all the terms and conditions of this lease and obtains sign-offs from all governmental authorities having jurisdiction thereof and furnishes the same to Landlord. At such time as Landlord receives notice from Tenant that Tenant has so completed Tenant's Work and delivers such sign-offs to Landlord, Landlord shall promptly apply for the temporary certificate of occupancy covering the demised premises and diligently pursue the same. At such time as Landlord is legally entitled to apply for a permanent certificate of occupancy, Landlord will promptly apply for the same and diligently pursue obtaining the issuance thereof. Tenant covenants and agrees to cooperate with Landlord in connection with all of the foregoing. In the event that a violation occurs resulting in a fine solely as a result of Tenant's occupancy of the demised premises without Landlord's having obtained the temporary certificate of occupancy when required pursuant to the foregoing provisions and not as a result of the acts or omissions of Tenant or the manner of use as opposed to mere occupancy for offices by Tenant, Landlord shall be responsible for the payment of such fine.

                                    EXHIBIT F



Dear :

                  Regarding the proposed alteration indicated by your provided plan for Filing with the Building department, Landlord approves same only for the purpose of required approval under the lease and for Filing purposes. Please be advised that the following provisions apply to this and future approvals of final construction plans when provided.

                  1. All costs and expenses in connection with or arising out of the performance of the work shall be borne by Tenant. At no time shall Tenant do or permit, anything to be done whereby our property may be subject to any mechanics' or other liens or encumbrances arising out of the work; and our consent herein shall not be deemed to constitute any consent or permission to do anything which may create or be the basis of any lien or charge against the estate of the Landlord in the demised premises or the real estate of which they are a part.

                  2. All materials as well as methods and processes used in the performance of the work shall conform to the standards of the building, and it is assured that your contractor is entirely familiar with such requirements or that he will familiarize himself therewith.

                   3. Tenant will perform this work in a safe and lawful manner complying with applicable laws and all requirements and regulations of municipal and other governmental or duly constituted bodies exercising authority, including but not limited to required compliance with the applicable Americans with Disabilities Act of 1990.

                  4. Tenant will hereby indemnify and agree to defend and hold us harmless from and against any and all suits, claims, violations, actions, loss, cost arising from or relating to or in connection with any personal injury or property damage caused in the performance of this work by you, and your employees, agents, servants of contractors engaged by you; and you will repair or replace, or at our election reimburse us for the cost of repairs, or replacing any portion of the building or item of equipment, or any of our real or personal property so damaged, lost or destroyed in the performance of this work.

                  5. Workmen's Compensation, Comprehensive Liability, Bodily Injury and Property Damage Insurance in at least the amount of $10,000,000.00, Combined Single Limit (CSL) with companies and on forms satisfactory to us, shall be provided and at all times maintained by Tenant and your contractors engaged in the per formance of the work, and before proceeding with the work, certificates of such insurance shall be submitted to us and, if requested, the original policies thereof.

                  6. We shall have no responsibility for, or in connection with, the work and you will remedy at your expense, and be responsible for any and all defects in all such work that may appear during or after the completion thereof whether the same shall affect premises in particular or any part of the building in general.

                   7.  Landlord or its agents shall not be  responsible  for any disturbances or deficiency created in the air conditioning or other mechanical, electrical or structural facilities within the building as a result of the alteration unless due to a pre-existing defect or system inadequacy. If such disturbances or deficiencies result, it shall be the tenant's entire responsibility to correct the resulting conditions, and to restore the services to the complete satisfaction of the Landlord, its Architect and Engineers.

                   8. (a) Tenant's contractors shall comply with the rules of the building and the manner of handling materials, equipment and debris to avoid conflict and interference with building operation.

                        (b) The  delivery of  materials  and  equipment  must be
            arranged to avoid any inconvenience and annoyance to other Tenants. Cleaning must be controlled to prevent dirt and dust from infiltrating into adjacent Tenant or mechanical areas.

                  9. We expressly reserve the right to revoke this consent upon three (3) days notice to you in the event of the breach of any of the terms or conditions hereof that is not cured with such three-day period.

                  10. Any cost incurred by Landlord pursuant to this agreement shall be payable by tenant as additional rent as and when billed.

                  11. Submit all permits prior to starting work, approved plans, electrical approvals, and final inspections for our records.

                  12.  Submit  final  approval  by  Building  Department,   Fire
Department and Architect's Write-offs for the work.

                  13. In the event of any inconsistency between this letter and the lease, the lease shall prevail.

                  Please sign and return one (1) copy to our office prior to commencement of work.

                                             Very truly yours,

                                             498 SEVENTH, LLC



                                             By:_________________________


ACCEPTED & AGREED TO:



By:__________________________

Date:________________________

                                    EXHIBIT G





[Name and Address
of Landlord]


                  Re:  Irrevocable Clean Letter of Credit


Gentlemen:

         By order of our client,  _____________________________,  we hereby open our clean irrevocable Letter of Credit No. _______ in your favor for an amount not to exceed in the aggregate $______US Dollars effective immediately.

         Funds under this credit are available to you against your sight draft drawn on us mentioning thereon our Credit No. __.

         This Letter of Credit shall expire one year from the date hereof; provided, however, that it is a condition of this Letter of Credit that it shall be deemed automatically extended, from time to time, without amendment, for one year from the expiry date hereof and from each and every future expiry date, unless at least sixty (60) days prior to any expiry date we shall notify you by registered mail that we elect not to consider this Letter of Credit renewed for any such additional period.

         This Letter of Credit is transferable and may be transferred one or more times. However, no transfer shall be effective unless advice of such transfer is received by us in the form attached signed by you.

         We hereby agree with you that all drafts drawn or negotiated in compliance with the terms of this Letter of Credit will be duly and promptly honored upon presentment and delivery of your draft to our office at ___________________ if negotiated on or prior to the expiry date as the same may from time to time be extended.

         Except as otherwise specified herein, this Letter of Credit is subject to the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No.
500.

                                             Very truly yours,

                                             (Name of Bank)

                                             By: ____________________


                                   EXHIBIT G-1





Re:  Credit                                 Issued by



-------------------                         ----------------------


Gentlemen:

         For value received, the undersigned beneficiary irrevocably transfers to:


------------------------------------------------------------
                (Name of Second Beneficiary)

------------------------------------------------------------
                        (Address)

                   all rights of the undersigned beneficiary to draw under the above Letter of Credit in its entirety.

                   By this transfer, all rights of the undersigned beneficiary in such letter of Credit are transferred to the second beneficiary and the second beneficiary shall have the sole rights as beneficiary thereof, including sole rights relating to any amendments whether increases or extensions or other amendments and whether now existing or hereafter made. All amendments are to be advised direct to the second beneficiary without necessity of any consent of or notice of the undersigned beneficiary.

         The advice of such Letter of Credit is returned herewith, and we ask you to endorse the assignment on the reverse thereof and forward it directly to the second beneficiary with your customary notice of transfer.

         Enclosed  is   remittance  of  $100.00  in  payment  of  your  transfer
commission and in addition thereto we agree to pay you on demand any expenses that may be incurred by you in connection with this transfer.

                                                     Yours very truly,

SIGNATURE AUTHENTICATED

         (Bank)                                      Signature of Beneficiary

(Authorized Signature)

                                    EXHIBIT H

                         Seventeenth (17th) Floor Rights




         1. CHARLES ALAN, INC. has options to extend the term of its lease covering Suite 1709, each option to be exercised upon not less than 180 days notice, and each for a period of two (2) years, the first commencing February 1, 2001 through January 31, 2003, and the second commencing February 1, 2003 through January 31, 2005.

         2. CLAIRTEX CORP. has the right to lease Suite 1700 for a period of approximately ten (10) years commencing February 1, 2000 or such earlier date as the space may become vacant or available. -ii-

                                                                Exhibit 10.10(b)

                            FIRST AMENDMENT OF LEASE



                  AGREEMENT made as of this 30th day of December, 1998, between 498 SEVENTH, LLC, a New York limited liability company, having an office c/o George Comfort & Sons, Inc. at No. 200 Madison Avenue, Borough of Manhattan, City, County and State of New York 10016 (hereinafter referred to as "Landlord"), and FORSTMANN & CO., INC., a corporation duly organized and existing under the laws of the State of Georgia, qualified to do business in the State of New York and having a place of business at No. 1155 Avenue of the Americas, Borough of Manhattan, City, County and State of New York 10036 (hereinafter referred to as "Tenant").


                              W I T N E S S E T H:


                  WHEREAS, Landlord and Tenant heretofore entered into a certain written lease dated as of September 15, 1998, wherein and whereby Landlord leased to Tenant, and Tenant hired from Landlord, those certain premises known as a portion of the seventeenth (17th) floor, as more particularly described and as shown hatched on the plan annexed to said lease in the building known as No. 498 Seventh Avenue, in the Borough of Manhattan, City, County and State of New York, for a term of ten (10) years and four (4) months to commence on the Commencement Date (as defined therein) and to end on the Expiration Date (as defined therein) (or until such term shall sooner cease and expire as provided in said lease), at the rental and additional rental and upon the covenants, conditions, provisions, and agreements con tained in such lease, (which lease is hereinafter referred to as the "Lease"); and

                 WHEREAS, Landlord and Tenant desire to modify the Lease only in the respects hereinafter stated;

                  NOW, THEREFORE, in consideration of the premises and the mutual covenants hereinafter contained, the parties hereto by these presents do covenant and agree as follows:


o All terms contained in this Agreement shall, for the purposes hereof, have the same meanings ascribed to them in the Lease unless otherwise defined herein. As used herein, the term "Lease" shall mean the Lease as amended by this Agreement and as the same may be hereafter amended.

                  1. The Commencement Date and the Expiration Date of the Lease shall conclusively and for all purposes be deemed to be November 5, 1998 and March 31, 2009, respectively.

                  2. It is acknowledged that Landlord has substantially completed all of Landlord's Work originally provided in the Lease to be done prior to the Commencement Date and Tenant has commenced Tenant's Work in the demised premises. With respect to Landlord's Work provided in the Lease to be done subsequent to the Commencement Date, the terms of the Lease shall prevail.

                  3. Article 12(B)(ii) of the Lease shall be modified by adding the words "and kilowatts of demand" after the word "hours" and before the word "recorded" therein.

                  4. If, within thirty (30) days after the Commencement Date (as defined in Article 30(B)(ii) of the Lease), Landlord shall have failed to pay the real estate brokerage commission due and payable to the Broker pursuant to separate agreement between Landlord and the Broker, then Tenant may at its option give Landlord notice of such failure and if Landlord shall continue to fail to make such payment within ten (10) days after Landlord's receipt of such notice, then Tenant shall have the right to pay such due and unpaid commission on a pari passu basis to each firm constituting the Broker and offset the amount of its payment against the Fixed Rent next becoming due under the Lease to the extent and amount that Tenant shall have in fact expended and paid. Notwithstanding the foregoing, Tenant shall not have such right of payment to any portion of such commission as to which Landlord shall give Tenant notice that Landlord disputes the Broker's claim with respect thereto.

                  5. Except as modified by this agreement, the Lease and all the terms, covenants, conditions, provisions, and agreements thereof are hereby in all respects ratified, confirmed, and approved.

                  6. This agreement contains the entire understanding between the parties with respect to the matter contained herein. No representations, warranties, covenants or agreements have been made concerning or affecting the subject matter of this agreement, except as are contained herein.

                  7. This agreement may not be changed orally, but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

                  8. This  agreement  shall be  binding  upon,  and inure to the benefit of the parties hereto, their respective legal representatives, successors and, except as otherwise provided in the Lease as modified by this agreement, their respective assigns.

                  9. The submission of this agreement to Tenant shall not be construed as an offer, nor shall Tenant have any rights with respect hereto, unless and until Landlord and Tenant shall execute a copy of this agreement and Landlord delivers a fully executed counterpart to Tenant.

                  IN WITNESS WHEREOF, the parties hereto have respectively executed this agreement as of the day and year first above written.

                           498 SEVENTH, LLC
                           By:     C/L GROUP, LLC, its manager
                           By:  COMFORT 498, INC., its manager

                           By:/s/Peter S. Duncan
                              President


                           FORSTMANN & CO., INC.


                           By:/s/ Rodney J. Peckham
                              Executive Vice President

STATE OF NEW YORK                   )
                                     ) SS.:
COUNTY OF NEW YORK                  )


On the 30th day of December, 1998, before me personally came Rodney J. Peckham, to me known, who, being by me duly sworn, did depose and say that he resides at 560 West 43rd Street, Apartment #44E, New York, New York 10036, that he is the Executive Vice President of Forstmann & Co., Inc., the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by authority of the board of directors of said corporation.


                                  /s/Miriam W. Hermann
                                 --------------------------------
                                           Notary Public

                                                                   Exhibit 10.11

                              EMPLOYMENT AGREEMENT

                  AGREEMENT, dated as of January 26, 1998, between FORSTMANN & COMPANY, INC., a Georgia corporation (the "Company"), and BRIAN A. MOORSTEIN ("Executive").

                              W I T N E S S E T H:

                  WHEREAS, the Company wishes to avail itself of the advice and services of Executive in connection with its business, and Executive wishes to be employed by the Company;

                  NOW, THEREFORE, in consideration of the premises and of the mutual agreements set forth herein, the parties agree as follows:

                  1.       Services.

                  1.1 Employment and Term. Subject to the terms and conditions of this Agreement, the Company agrees to employ Executive, and Executive agrees to serve the Company, as its President and in such additional executive capacities as the Board of Directors of the Company may reasonably request. The term of this Agreement (the "Term") shall commence on the date of this Agreement and shall continue through January 26, 2000. On such date and each following January 26, the Term shall automatically be extended for one additional year, unless the Company notifies Executive not later than one year prior to January 26, 2000 or to any anniversary date thereof of its election not to so extend the Term.

                  1.2 Duties. Executive shall perform such duties and shall have such responsibilities as normally pertain to the offices which he holds. Executive shall report directly to the Board of Directors of the Company.
Executive shall perform his duties to the best of his ability and shall devote substantially all of his business time, efforts and attention to such duties, subject to the understanding that he may have various investment activities which may, from time to time, require his attention, but which shall not interfere with the performance of his duties to the Company.

                  1.3 Service for Subsidiaries. At the request of the Company's Board of Directors, Executive shall also serve as an officer or director of any subsidiary which the Company may form. Executive shall receive no compensation for such service in addition to that provided in Section 2.

                  2.       Compensation.

                  2.1 Salary. During the term of this Agreement, the Company shall pay to Executive an annual salary of not less than $265,000 in equal semi-monthly installments.

                  2.2 Management Incentive Plan. During the Term, Executive shall participate in the Company's Management Incentive Plan as a "Group I" participant for as long as the Company maintains such plan. Nothing in this
Section 2.2 shall require the Company to continue such plan for any particular period or shall limit the Company's right to modify such plan in any respect.

                  2.3 Stock Options. Executive shall continue to participate in the Company's Executive Stock Option Plan (the "Option Plan"). In addition to the stock options previously granted to Executive, he shall be granted as of the date hereof options to purchase 12,000 shares of the Company's Common Stock under the Option Plan at an exercise price of $12.88 per share. On the third anniversary date of this Agreement and on each anniversary date thereafter, provided that Executive is still employed by the Company, he shall automatically be granted an option to purchase an additional 2,500 shares of the Company's Common Stock under the Option Plan. Each option shall become exercisable as to one-third of the shares subject to such option on the date of grant and on each of the first two anniversary dates of the date of grant. Options shall be exercisable for a term of 10 years or until earlier terminated, as provided in the Option Plan.

                  2.4 Benefit Plans. Executive shall be entitled to participate in all employee fringe benefit plans and policies that the Company may make available to, or have in effect for, its senior executives from time to time, including, without limitation, health, hospitalization and welfare benefits, pension, profit-sharing and similar plans, incentive compensation plans, stock option plans, and savings, investment, retirement and supplemental benefit plans, in each case subject to the eligibility and other provisions of any such plan or policy. Nothing in this Section 2.4 shall require the Company to institute or make available to Executive any particular benefit plan or policy.

                  2.5 Expense Reimbursement. Executive shall be entitled to reimbursement for all reasonable and necessary travel, entertainment and other expenses which are incurred by him in the performance of his duties. The Company shall pay or reimburse Executive such expenses on presentation, within a reasonable time after such expenses are incurred, of an itemized account of such expenses, together with such vouchers or receipts for individual expense items as the Company may from time to time require under its normal policies and procedures.

                  2.6 Vacation. Executive shall be entitled to paid vacation leave during each year in accordance with such policies as the Company may have in effect from time to time.

                  2.7 Parking. During the Term, the Company shall pay, or reimburse Executive for, the reasonable cost of parking one automobile in a parking garage reasonably convenient to the Company's offices.

                  3.       Termination.

                  3.1 Termination for Cause. In the event of Executive's (i) continuing gross neglect (after written warning) or willful misconduct in the performance of his duties, (ii) material breach of Sections 4 or 5, (iii) conviction for a felony or (iv) drunkenness or illegal use of drugs which interferes with the performance of his duties under this Agreement and which continues after written warning or (v) commission of acts constituting fraud, gross dishonesty or harassment against the Company or any of its employees, this Agreement and Executive's employment may be termi nated by the Company without prior notice. In the event of such termination, the Company shall pay Executive any salary and expense reimbursement owed to him for periods through the date of termi nation and shall have no other liability to him hereunder other than as required under applicable law.

                  3.2 Termination on Account of Death or Disability. If Executive dies, this Agreement shall terminate. If Executive, due to physical or mental disability or incapacity, is unable to substantially perform his duties hereunder for a period of 90 consecutive days or more, or for an aggregate of six months in any 18-month period, the Company shall have the right to terminate Executive's employment hereunder on 45 days' prior written notice. If Executive is able to and re commences rendering services and performing his duties hereunder within such 45-day notice period, such notice shall be vitiated. In the event of Executive's death or disability, Executive or his personal representatives shall be entitled to receive all earned but unpaid compensation through the date of termination of his employment. If this Agreement is terminated on account of Executive's death or disability, the Company shall pay Executive or his personal representatives an amount equal to one year's salary at its then current rate not later than the 45th day following such termination, less any amounts paid or payable to Executive under any policies of insurance obtained by the Company.

                  3.3 Termination Without Cause in Certain Circumstances. If (i) the Company elects not to extend the Term on any anniversary date of this Agreement as contemplated in the last sentence of Section 1.1 (which election shall be deemed for purposes of this Section 3.3 to be a termination of Executive's employment without cause effective as of such anniversary date) or
(ii) a Change in Control (as defined below) occurs and, within two years following such Change in Control, the Company terminates Executive's employment other than for cause pursuant to Section 3.1 or on account of Executive's death or disability pursuant to Section 3.2 (for this purpose, a material reduction in Executive's responsibilities, title or authority or a change in his reporting responsibilities so that he no longer reports directly to the Company's Board of Directors shall be deemed to be a termination without cause), the Company shall pay Executive a termination award equal to 200% of Executive's then current salary pursuant to Section 2.1., plus an amount equal to the average of the annual incentive bonuses paid to Executive over the three completed years preceding the date of termination. Any such termination award shall be payable
(A) if clause (i) of this Section 3.3 applies, in two equal installments equal to 50% of the total termination award each, with the first installment to be payable not later than three days following the date of termination of Executive's employment and the second installment to be payable not later than 180 days following the due date of the first installment or (B) if clause (ii) of this Section 3.3 applies, in one lump sum payment not later than three days following the date of termination of Executive's employment. Such payment or payments shall be in lieu of any other severance or other payment or arrangement in favor of Executive which is in effect on the date of this Agreement, any right to which Executive waives as of the date hereof.

                  For purposes of this Agreement, a "Change in Control" means the occurrence of any of the following events:

                  (a) a majority of the members of the Board at any time cease for any reason other than due to death or disability to be persons who were members of the Board 24 months prior to such time (the "Incumbent Directors"); provided that any director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the members of the Board then still in office who are Incumbent Directors shall be treated as an Incumbent Director; or

                  (b) any "person," including a "group" (as such terms are used in Sections 13(d) and 14(d) (2) of the Exchange Act, but excluding the Company, its affiliates (that is, any subsidiary or parent corporation of the Company, as such terms are used in Section 424 of the Internal Revenue Code of 1986, as amended), any employee benefit plan of the Company or any affiliate, employees of the Company or any affiliate or any group of which any of the foregoing is a member) is or becomes the "beneficial owner" (as defined in Rule 13(d) (3) under the Exchange Act), directly or indirectly, including without limitation, by means of a tender or exchange offer, of securities of the Company representing 40% or more of the combined voting power of the Company's then outstanding securities; or

                  (c) the stockholders of the Company shall approve a definitive agreement (i) for the merger or other business combination of the Company with or into another corporation immediately following which merger or combination
(A) the stock of the surviving entity is not readily tradeable on an established securities market, (B) a majority of the directors of the surviving entity are persons who (I) were not directors of the Company immediately prior to the merger and (II) are not nominees or representatives of the Company or (C) any "person," including a "group" (as such terms are used in Sections 13(d) and 14(d) (2) of the Exchange Act, but excluding the Company, its Affiliates, any employee benefit plan of the Company or any Affiliate, employees of the Company or any Affiliate or any group of which any of the foregoing is a member) is or becomes the "beneficial owner" (as defined in Rule 13(d) (3) under the Exchange
Act), directly or indirectly, of 40% or more of the securities of the surviving entity or (ii) for the direct or indirect sale or other disposition of all or substantially all of the assets of the Company; or

                  (d) any other event or transaction that is declared by resolution of the Board to constitute a Change in Control for purposes of this Agreement.

Notwithstanding  the  foregoing,  a "Change in  Control"  shall not be deemed to
occur  in  the  event  the  Company  files  for   bankruptcy,   liquidation   or
reorganization under the United States Bankruptcy Code.

                  4. Non-Competition. During the Term, Executive shall have a duty to work only in the best interests of the Company and not to appropriate any of the Company's business opportunities for his personal gain or the gain of another party, or attempt to do so. Further, during the Term and provided that the Company is not then in material breach of its obligations hereunder, for six months after the end of the Term, Executive shall not, in any geographical area in which the Company conducts business (or for such lesser area or such lesser period as may be determined by a court of competent jurisdiction to be a reasonable limitation on the competitive activity of Executive), directly or indirectly:

                  (a) engage, for or on behalf of himself or on behalf of any person or entity other than the Company, in the specific business then actively conducted by the Company;

                  (b) solicit or attempt to solicit business for services then offered by the Company from any parties who are clients or customers of the Company during the six months prior to termination of Executive's employment or to whom the Company makes proposals for services during such six months;

                  (c) solicit or attempt to solicit for any business endeavor any employee of the Company;

                  (d) interfere with the Company or the conduct of its business or otherwise divert or attempt to divert from the Company any business whatsoever; or

                  (e) render any services as a joint venturer, partner, consultant or otherwise to, or have any interest as a stockholder, partner, lender or otherwise in, any person or entity which is engaged in activities which, if performed by Executive, would violate this Section 4.

The foregoing shall not prevent Executive from purchasing or owning up to 5% of the voting secur ities of any corporation, the securities of which are publicly-traded. References to the Company in this Section 4 shall also be deemed to refer to its divisions and subsidiaries.

                  5.       Confidentiality.

                  (a) Executive understands and acknowledges that, as a result of his employment with the Company, he shall necessarily become informed of, and shall have access to, confidential information of the Company, including, without limitation, the contents of this Agreement, trade secrets, marketing plans and information, pricing information, identity of customers and prospective customers, and that such information, even though it may have been or may be developed or otherwise acquired by Executive, is the exclusive property of the Company to be held by Executive in a fiduciary capacity and solely for the Company's benefit. Executive shall not at any time, either during or subsequent to his employment hereunder, reveal, report, publish, transfer or otherwise disclose to any person, Company or other entity, or use, any of the Company's confidential information which Executive, in the exercise of reasonable diligence, knows to be confidential, without the written consent of the members of the Company (other than Executive), except for use on behalf of the Company in connection with its business, and except for such information that legally and legitimately is or becomes of general public knowledge from authorized sources other than Executive or which Executive is required by law to disclose (but only to the extent required to be so disclosed).


                  (b) On the termination of his employment with the Company for any reason, Executive shall promptly deliver to the Company all manuals, letters, notes, notebooks, reports and copies, summaries or abstracts thereof and all other materials, including, without limitation, those of a secret or confidential nature, relating to the Company's business or affairs that are in Executive's possession or control.

                  6. Remedies and Survival. Because the Company would not have an adequate remedy at law to protect its business and its interest in its trade secrets, proprietary or confidential information and similar commercial assets from any breach of the provisions of Sections 4 or 5, the Company shall be entitled, in the event of such a breach or threatened breach thereof by Executive, to injunctive relief, in addition to such other remedies and relief that would be available to the Company. In the event of such a breach, in addition to any other remedies, the Company shall be entitled to receive from Executive payment of, or reimbursement for, its reasonable attorneys' fees and disbursements incurred in successfully enforcing any such provision. The provisions of Sections 4 and 5 and of this Section 6 shall survive any termination of this Agreement.

                  7. Entire Agreement; Amendments; No Waivers. This Agreement sets forth the entire understanding of the parties with respect to its subject matter and merges and supersedes all prior and contemporaneous understandings of the parties with respect to its subject matter. No provision of this Agreement may be waived or modified, in whole or in part, except by a writing signed by each of the parties. Failure of any party to enforce any provision of this Agreement shall not be construed as a waiver of its rights under such or any other provision. No waiver of any provi sion of this Agreement in any instance shall be deemed to be a waiver of the same or any other provision in any other instance.

                  8. Communications. All notices, consents and other communications given under this Agreement shall be in writing and shall be deemed to have been duly given (a) when delivered by hand or by Fedex or a similar overnight courier to, (b) five days after being deposited in any United States post office enclosed in a postage prepaid registered or certified envelope addressed to, or (c) when successfully transmitted by facsimile (with a confirming copy of such communication to be sent as provided in (a) or (b) above) to, the party for whom intended, at the address or facsimile number for such party set forth below, or to such other address or facsimile number as may be furnished by such party by notice in the manner provided herein; provided, however, that any notice of change of address or facsimile number shall be effective only upon receipt.

         If to the Company:                         If to Executive:

         Forstmann & Company, Inc.                  Mr. Brian A. Moorstein
         1155 Avenue of the Americas                164 Hudson Avenue
         New York, New York 10036-2711              Tenafly, New Jersey 07670
         Attention: Mr. Rodney J. Peckham           Fax No.  (201) 816-8186
         Fax No. (212) 642-6942

                  9. Successors and Assigns. This Agreement shall be binding on, enforceable against and inure to the benefit of, the parties and their respective successors and permitted assigns, and nothing herein is intended to confer any right, remedy or benefit upon any other person. No party may assign its rights or delegate its obligations under this personal Agreement without the express written consent of the other party.

                  10. Governing Law. This Agreement shall in all respects be governed by and construed in accordance with the laws of the State of New York applicable to agreements made and fully to be performed in such state, without giving effect to conflicts of law principles.

                  11. Severability and Savings Clause. If any provision of this Agreement is held to be invalid or unenforceable by any court or tribunal of competent jurisdiction, the remainder of this Agreement shall not be affected thereby, and such provision shall be carried out as nearly as possible according to its original terms and intent to eliminate such invalidity or unenforceability.  In this  regard,  the parties  agree that the  provisions  of
Section 4, including, without limitation, the scope of the territorial and time restrictions, are reasonable and necessary to protect and preserve the Company's legitimate interests. If the provisions of Section 4 are held by a court of competent jurisdiction to be in any respect unreasonable, then such court may reduce the territory or time to which it pertains or otherwise modify such provisions to the extent necessary to render such provisions reasonable and enforceable.

                  12. Counterparts. This Agreement may be executed in two counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  13. Construction. Headings used in this Agreement are for convenience only and shall not be used in the interpretation of this Agreement. References to Sections are to the sections of this Agreement. As used herein, the singular includes the plural and the masculine, feminine and neuter gender each includes the others where the context so indicates.

                  IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first set forth above.

                                         FORSTMANN & COMPANY, INC.


                                       By /s/ Rod J. Peckham
                                         -----------------------------------
                                          Rodney J. Peckham
                                          Executive Vice President

                                         /s/ Brian A. Moorstein
                                        ------------------------------------
                                        BRIAN A. MOORSTEIN

                                                                  Exhibit 10.11

                              EMPLOYMENT AGREEMENT

                  AGREEMENT, dated as of January 26, 1998, between FORSTMANN & COMPANY, INC., a Georgia corporation (the "Company"), and RODNEY J. PECKHAM ("Executive").

                              W I T N E S S E T H:

                  WHEREAS, the Company wishes to avail itself of the advice and services of Executive in connection with its business, and Executive wishes to be employed by the Company;

                  NOW, THEREFORE, in consideration of the premises and of the mutual agreements set forth herein, the parties agree as follows:

                  1.       Services.

                  1.1 Employment and Term. Subject to the terms and conditions of this Agreement, the Company agrees to employ Executive, and Executive agrees to serve the Company, as its Executive Vice President Finance, Administration and Strategic Planning, Secretary and Treasurer and in such additional executive capacities as the Board of Directors of the Company may reasonably request. The term of this Agreement (the "Term") shall commence on the date of this Agreement and shall continue through January 26, 2000. On such date and each following January 26, the Term shall automatically be extended for one additional year, unless the Company notifies Executive not later than one year prior to January 26, 2000 or to any anniversary date thereof of its election not to so extend the Term.

                  1.2 Duties. Executive shall perform such duties and shall have such responsibilities as normally pertain to the offices which he holds. Executive shall report directly to the Board of Directors of the Company.
Executive shall perform his duties to the best of his ability and shall devote substantially all of his business time, efforts and attention to such duties, subject to the understanding that he may have various investment activities which may, from time to time, require his attention, but which shall not interfere with the performance of his duties to the Company.

                  1.3 Service for Subsidiaries. At the request of the Company's Board of Directors, Executive shall also serve as an officer or director of any subsidiary which the Company may form. Executive shall receive no compensation for such service in addition to that provided in Section 2.

                  2.       Compensation.

                  2.1 Salary. During the term of this Agreement, the Company shall pay to Executive an annual salary of not less than $265,000 in equal semi-monthly installments.

                  2.2 Management Incentive Plan. During the Term, Executive shall participate in the Company's Management Incentive Plan as a "Group I" participant for as long as the Company maintains such plan. Nothing in this
Section 2.2 shall require the Company to continue such plan for any particular period or shall limit the Company's right to modify such plan in any respect.

                  2.3 Stock Options. Executive shall continue to participate in the Company's Executive Stock Option Plan (the "Option Plan"). In addition to the stock options previously granted to Executive, he shall be granted as of the date hereof options to purchase 12,000 shares of the Company's Common Stock under the Option Plan at an exercise price of $12.88 per share. On the third anniversary date of this Agreement and on each anniversary date thereafter, provided that Executive is still employed by the Company, he shall automatically be granted an option to purchase an additional 2,500 shares of the Company's Common Stock under the Option Plan. Each option shall become exercisable as to one-third of the shares subject to such option on the date of grant and on each of the first two anniversary dates of the date of grant. Options shall be exercisable for a term of 10 years or until earlier terminated, as provided in the Option Plan.

                  2.4 Benefit Plans. Executive shall be entitled to participate in all employee fringe benefit plans and policies that the Company may make available to, or have in effect for, its senior executives from time to time, including, without limitation, health, hospitalization and welfare benefits, pension, profit-sharing and similar plans, incentive compensation plans, stock option plans, and savings, investment, retirement and supplemental benefit plans, in each case subject to the eligibility and other provisions of any such plan or policy. Nothing in this Section 2.4 shall require the Company to institute or make available to Executive any particular benefit plan or policy.

                  2.5 Expense Reimbursement. Executive shall be entitled to reimbursement for all reasonable and necessary travel, entertainment and other expenses which are incurred by him in the performance of his duties. The Company shall pay or reimburse Executive such expenses on presentation, within a reasonable time after such expenses are incurred, of an itemized account of such expenses, together with such vouchers or receipts for individual expense items as the Company may from time to time require under its normal policies and procedures.

                  2.6 Vacation. Executive shall be entitled to paid vacation leave during each year in accordance with such policies as the Company may have in effect from time to time.

                  2.7 Parking. During the Term, the Company shall pay, or reimburse Executive for, the reasonable cost of parking one automobile in a parking garage reasonably convenient to the Company's offices.

                  3.       Termination.

                  3.1 Termination for Cause. In the event of Executive's (i) continuing gross neglect (after written warning) or willful misconduct in the performance of his duties, (ii) material breach of Sections 4 or 5, (iii) conviction for a felony or (iv) drunkenness or illegal use of drugs which interferes with the performance of his duties under this Agreement and which continues after written warning or (v) commission of acts constituting fraud, gross dishonesty or harassment against the Company or any of its employees, this Agreement and Executive's employment may be termi nated by the Company without prior notice. In the event of such termination, the Company shall pay Executive any salary and expense reimbursement owed to him for periods through the date of termi nation and shall have no other liability to him hereunder other than as required under applicable law.

                  3.2 Termination on Account of Death or Disability. If Executive dies, this Agreement shall terminate. If Executive, due to physical or mental disability or incapacity, is unable to substantially perform his duties hereunder for a period of 90 consecutive days or more, or for an aggregate of six months in any 18-month period, the Company shall have the right to terminate Executive's employment hereunder on 45 days' prior written notice. If Executive is able to and re commences rendering services and performing his duties hereunder within such 45-day notice period, such notice shall be vitiated. In the event of Executive's death or disability, Executive or his personal representatives shall be entitled to receive all earned but unpaid compensation through the date of termination of his employment. If this Agreement is terminated on account of Executive's death or disability, the Company shall pay Executive or his personal representatives an amount equal to one year's salary at its then current rate not later than the 45th day following such termination, less any amounts paid or payable to Executive under any policies of insurance obtained by the Company.

                  3.3 Termination Without Cause in Certain Circumstances. If (i) the Company elects not to extend the Term on any anniversary date of this Agreement as contemplated in the last sentence of Section 1.1 (which election shall be deemed for purposes of this Section 3.3 to be a termination of Executive's employment without cause effective as of such anniversary date) or
(ii) a Change in Control (as defined below) occurs and, within two years following such Change in Control, the Company terminates Executive's employment other than for cause pursuant to Section 3.1 or on account of Executive's death or disability pursuant to Section 3.2 (for this purpose, a material reduction in Executive's responsibilities, title or authority or a change in his reporting responsibilities so that he no longer reports directly to the Company's Board of Directors shall be deemed to be a termination without cause), the Company shall pay Executive a termination award equal to 200% of Executive's then current salary pursuant to Section 2.1., plus an amount equal to the average of the annual incentive bonuses paid to Executive over the three completed years preceding the date of termination. Any such termination award shall be payable
(A) if clause (i) of this Section 3.3 applies, in two equal installments equal to 50% of the total termination award each, with the first installment to be payable not later than three days following the date of termination of Executive's employment and the second installment to be payable not later than 180 days following the due date of the first installment or (B) if clause (ii) of this Section 3.3 applies, in one lump sum payment not later than three days following the date of termination of Executive's employment. Such payment or payments shall be in lieu of any other severance or other payment or arrangement in favor of Executive which is in effect on the date of this Agreement, any right to which Executive waives as of the date hereof.

                  For purposes of this Agreement, a "Change in Control" means the occurrence of any of the following events:

                  (a) a majority of the members of the Board at any time cease for any reason other than due to death or disability to be persons who were members of the Board 24 months prior to such time (the "Incumbent Directors"); provided that any director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the members of the Board then still in office who are Incumbent Directors shall be treated as an Incumbent Director; or

                  (b) any "person," including a "group" (as such terms are used in Sections 13(d) and 14(d) (2) of the Exchange Act, but excluding the Company, its affiliates (that is, any subsidiary or parent corporation of the Company, as such terms are used in Section 424 of the Internal Revenue Code of 1986, as amended), any employee benefit plan of the Company or any affiliate, employees of the Company or any affiliate or any group of which any of the foregoing is a member) is or becomes the "beneficial owner" (as defined in Rule 13(d) (3) under the Exchange Act), directly or indirectly, including without limitation, by means of a tender or exchange offer, of securities of the Company representing 40% or more of the combined voting power of the Company's then outstanding securities; or

                  (c) the stockholders of the Company shall approve a definitive agreement (i) for the merger or other business combination of the Company with or into another corporation immediately following which merger or combination
(A) the stock of the surviving entity is not readily tradeable on an established securities market, (B) a majority of the directors of the surviving entity are persons who (I) were not directors of the Company immediately prior to the merger and (II) are not nominees or representatives of the Company or (C) any "person," including a "group" (as such terms are used in Sections 13(d) and 14(d) (2) of the Exchange Act, but excluding the Company, its Affiliates, any employee benefit plan of the Company or any Affiliate, employees of the Company or any Affiliate or any group of which any of the foregoing is a member) is or becomes the "beneficial owner" (as defined in Rule 13(d) (3) under the Exchange
Act), directly or indirectly, of 40% or more of the securities of the surviving entity or (ii) for the direct or indirect sale or other disposition of all or substantially all of the assets of the Company; or

                  (d) any other event or transaction that is declared by resolution of the Board to constitute a Change in Control for purposes of this Agreement.

Notwithstanding  the  foregoing,  a "Change in  Control"  shall not be deemed to
occur  in  the  event  the  Company  files  for   bankruptcy,   liquidation   or
reorganization under the United States Bankruptcy Code.

                  4. Non-Competition. During the Term, Executive shall have a duty to work only in the best interests of the Company and not to appropriate any of the Company's business opportunities for his personal gain or the gain of another party, or attempt to do so. Further, during the Term and provided that the Company is not then in material breach of its obligations hereunder, for six months after the end of the Term, Executive shall not, in any geographical area in which the Company conducts business (or for such lesser area or such lesser period as may be determined by a court of competent jurisdiction to be a reasonable limitation on the competitive activity of Executive), directly or indirectly:
                  (a) engage, for or on behalf of himself or on behalf of any person or entity other than the Company, in the specific business then actively conducted by the Company;

                  (b) solicit or attempt to solicit business for services then offered by the Company from any parties who are clients or customers of the Company during the six months prior to termination of Executive's employment or to whom the Company makes proposals for services during such six months;

                  (c) solicit or attempt to solicit for any business endeavor any employee of the Company;

                  (d) interfere with the Company or the conduct of its business or otherwise divert or attempt to divert from the Company any business whatsoever; or

                  (e) render any services as a joint venturer, partner, consultant or otherwise to, or have any interest as a stockholder, partner, lender or otherwise in, any person or entity which is engaged in activities which, if performed by Executive, would violate this Section 4.

The foregoing shall not prevent Executive from purchasing or owning up to 5% of the voting secur ities of any corporation, the securities of which are publicly-traded. References to the Company in this Section 4 shall also be deemed to refer to its divisions and subsidiaries.

                  5.       Confidentiality.

                  (a) Executive understands and acknowledges that, as a result of his employment with the Company, he shall necessarily become informed of, and shall have access to, confidential information of the Company, including, without limitation, the contents of this Agreement, trade secrets, marketing plans and information, pricing information, identity of customers and prospective customers, and that such information, even though it may have been or may be developed or otherwise acquired by Executive, is the exclusive property of the Company to be held by Executive in a fiduciary capacity and solely for the Company's benefit. Executive shall not at any time, either during or subsequent to his employment hereunder, reveal, report, publish, transfer or otherwise disclose to any person, Company or other entity, or use, any of the Company's confidential information which Executive, in the exercise of reasonable diligence, knows to be confidential, without the written consent of the members of the Company (other than Executive), except for use on behalf of the Company in connection with its business, and except for such information that legally and legitimately is or becomes of general public knowledge from authorized sources other than Executive or which Executive is required by law to disclose (but only to the extent required to be so disclosed).

                  (b) On the termination of his employment with the Company for any reason, Executive shall promptly deliver to the Company all manuals, letters, notes, notebooks, reports and copies, summaries or abstracts thereof and all other materials, including, without limitation, those of a secret or confidential nature, relating to the Company's business or affairs that are in Executive's possession or control.

                  6. Remedies and Survival. Because the Company would not have an adequate remedy at law to protect its business and its interest in its trade secrets, proprietary or confidential information and similar commercial assets from any breach of the provisions of Sections 4 or 5, the Company shall be entitled, in the event of such a breach or threatened breach thereof by Executive, to injunctive relief, in addition to such other remedies and relief that would be available to the Company. In the event of such a breach, in addition to any other remedies, the Company shall be entitled to receive from Executive payment of, or reimbursement for, its reasonable attorneys' fees and disbursements incurred in successfully enforcing any such provision. The provisions of Sections 4 and 5 and of this Section 6 shall survive any termination of this Agreement.

                  7. Entire Agreement; Amendments; No Waivers. This Agreement sets forth the entire understanding of the parties with respect to its subject matter and merges and supersedes all prior and contemporaneous understandings of the parties with respect to its subject matter. No provision of this Agreement may be waived or modified, in whole or in part, except by a writing signed by each of the parties. Failure of any party to enforce any provision of this Agreement shall not be construed as a waiver of its rights under such or any other provision. No waiver of any provi sion of this Agreement in any instance shall be deemed to be a waiver of the same or any other provision in any other instance.

                  8. Communications. All notices, consents and other communications given under this Agreement shall be in writing and shall be deemed to have been duly given (a) when delivered by hand or by Fedex or a similar overnight courier to, (b) five days after being deposited in any United States post office enclosed in a postage prepaid registered or certified envelope addressed to, or (c) when successfully transmitted by facsimile (with a confirming copy of such communication to be sent as provided in (a) or (b) above) to, the party for whom intended, at the address or facsimile number for such party set forth below, or to such other address or facsimile number as may be furnished by such party by notice in the manner provided herein; provided, however, that any notice of change of address or facsimile number shall be effective only upon receipt.

         If to the Company:                       If to Executive:

         Forstmann & Company, Inc.                Mr. Rodney J. Peckham
         1155 Avenue of the Americas              560 West 43rd Street
         New York, New York 10036-2711            Apartment 44E
         Attention: Mr. Brian A. Moorstein        New York, New York 10036
         Fax No. (212) 642-6942                   Fax No.  (212)

                  9. Successors and Assigns. This Agreement shall be binding on, enforceable against and inure to the benefit of, the parties and their respective successors and permitted assigns, and nothing herein is intended to confer any right, remedy or benefit upon any other person. No party may assign its rights or delegate its obligations under this personal Agreement without the express written consent of the other party.

                  10. Governing Law. This Agreement shall in all respects be governed by and construed in accordance with the laws of the State of New York applicable to agreements made and fully to be performed in such state, without giving effect to conflicts of law principles.

                  11. Severability and Savings Clause. If any provision of this Agreement is held to be invalid or unenforceable by any court or tribunal of competent jurisdiction, the remainder of this Agreement shall not be affected thereby, and such provision shall be carried out as nearly as possible according to its original terms and intent to eliminate such invalidity or unenforceability.  In this  regard,  the parties  agree that the  provisions  of
Section 4, including, without limitation, the scope of the territorial and time restrictions, are reasonable and necessary to protect and preserve the Company's legitimate interests. If the provisions of Section 4 are held by a court of competent jurisdiction to be in any respect unreasonable, then such court may reduce the territory or time to which it pertains or otherwise modify such provisions to the extent necessary to render such provisions reasonable and enforceable.

                  12. Counterparts. This Agreement may be executed in two counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  13. Construction. Headings used in this Agreement are for convenience only and shall not be used in the interpretation of this Agreement. References to Sections are to the sections of this Agreement. As used herein, the singular includes the plural and the masculine, feminine and neuter gender each includes the others where the context so indicates.

                  IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first set forth above.

                                                      FORSTMANN & COMPANY, INC.


                                          By /s/Brian A. Moorstein
                                            -----------------------------------
                                            Brian A. Moorstein
                                            President

                                            /s/ Rodney J. Peckham
                                           ------------------------------------
                                            RODNEY J. PECKHAM

                                                                   Exhibit 10.13

                           APPROVAL OF 1997 DIRECTORS
                                COMPENSATION PLAN

                  In October 1997, the Board of Directors of the Company adopted the 1997 Directors Compensation Plan (the "Directors Plan"), which is being submitted and recommended to the shareholders for approval. Approval of the Directors Plan requires the affirmative vote of a majority of all votes cast at the Annual Meeting. The following description of the principal features of the Directors Plan is qualified in its entirety by reference to the full text of the Directors Plan, which is set forth in Exhibit A.

                  Purposes. The purposes of the Directors Plan are to enable the Company to attract, retain and motivate the best qualified directors and to enhance a long-term mutuality of interest between the directors and the shareholders by providing the directors with stock ownership and granting them options to purchase shares of the Common Stock.

                  Term. The Directors Plan became effective on December 19, 1997 and will terminate on December 31, 2007, unless earlier terminated by the shareholders of the Company.

                  Participants. Directors of the Company who are not also officers or employees of the Company or its subsidiaries are eligible to participate in the Directors Plan (each a "Participant"). Currently, only the two nominees for director are eligible to participate in the Directors Plan.

                  Directors Fees. Each Participant will receive for services as a director a payment of $3,000 for each fiscal quarter during each fiscal year of the Company from 1998 through 2007, subject to a prorated adjustment if the Participant was not a director at the time of each meeting of the Board of Directors held during such fiscal quarter. Each Participant will also receive a $1,000 fee for each meeting of the Board of Directors he or she attends in each fiscal year from 1998 through 2007 in excess of six meetings during such fiscal year. Each Participant who also serves as Chairperson of the Board of Directors or of any committee thereof will also receive an additional fee of $375 for each fiscal quarter of such fiscal years.

                  Shares Subject to the Directors Plan. A total of 450,000 shares of the Common Stock will be available, and have been reserved, for issuance under the Directors Plan pursuant to stock options granted or to be granted, and share awards made or to be made, under the Directors Plan. The Directors Plan provides for the automatic grant of a fixed number of stock options and the automatic making of share awards having a fixed fair market value to each Participant. If any stock option or share award made under the Directors Plan is canceled or forfeited, the shares subject to the stock option or share award will again be available for issuance under the Directors Plan.

                  Stock Options. The Directors Plan authorizes the Company to grant non-qualified stock options, but not incentive stock options (within the meaning of Section 422 of the Code). On the date that an individual becomes a Participant, he or she will automatically be granted an option to purchase 12,000 shares of the Common Stock (an "Initial Option"). On the third anniversary of such initial grant and on each anniversary date thereafter, provided that a Participant is still a director, he or she will automatically be granted an option to purchase an additional 2,500 shares. Each option will become exercisable as to one-third of the shares subject to such option on the date of grant and on each of the first two anniversary dates of the date of grant. Options will be exercisable for a term of 10 years or until earlier terminated, as described below.

                  The exercise price of an option granted under the Directors Plan will be the Fair Market Value of the Common Stock on the date of grant, except that the exercise price of any Initial Option will in no event be less than $12.88 per share. The exercise price of an option, together with any required taxes, must be paid in full at the time of exercise in cash, by the delivery of shares of the Common Stock (subject to certain conditions) or a combination of cash and shares.

                  For these purposes (and for purposes of the share awards discussed below), "Fair Market Value" is defined as the average daily Market Price of the Common Stock for the 20-day period immediately preceding the date as of which Fair Market Value is being determined. "Market Price" is defined as the closing price of the Common Stock on the principal securities exchange on which it is traded. If the Common Stock is not traded on a securities exchange, but is reported by the National Association of Securities Dealers, Inc. Automated Quotation System and market information is published on a regular basis in The New York Times or The Wall Street Journal, then the Market Price will be deemed to be the average of the published high and low sales price or the published daily bid and asked prices of the Common Stock, as so published, for the date as of which Market Price is being determined. If market information is not so published on a regular basis, then Market Price will be deemed to be the average of the high bid and low asked prices of the Common Stock in the over-the-counter market for the date as of which the Market Price is being determined, as reported by the National Association of Securities Dealers Automated Quotation System, or, if not so reported, by a generally accepted reporting service. If the Common Stock is not then publicly traded, the Market Price will be the fair value thereof as determined in good faith by the Board of Directors.

                  Acceleration of Vesting. If a Participant dies or becomes permanently disabled, any stock option granted to such Participant will become 100% vested and may be exercised by the Participant or his or her designated beneficiary at any time prior to the expiration of the term of the stock option or within one year following the Participant's death or permanent disability, whichever period is shorter. If a Participant ceases to be a director for any reason other than death or permanent disability, any stock option granted to such Participant which is then 100% vested may be exercised at any time prior to the expiration of the term of the stock option or the 90th day following the Participant's termination of employment, whichever period is shorter. All stock options which are not vested as of the date a Participant ceases to be a director for any reason other than death or permanent disability will be forfeited.

                  In addition, in the event of a "change in control" any stock option then held by a Participant will become 100% vested and may be exercised by the Participant or his or her designated beneficiary at any time prior to the expiration of the stock option or within 90 days after the change in control, whichever period is shorter. For purposes of the Directors Plan, a change in control will be deemed to have occurred if (i) any "person" or "group" (within the meaning of Section 13(d) or 14(d)(2) of the Securities Exchange Act of 1934 and the rules thereunder), other than affiliates of the Company, becomes the beneficial owner of securities of the Company representing 40% or more of the combined voting power of the then outstanding securities of the Company, (ii) a majority of the Board of Directors at any time ceases for any reason other than death or disability to be composed of persons who were directors 24 months prior to such time ("Incumbent Directors") or whose election to the Board of Directors had been approved by Incumbent Directors or (iii) the shareholders approve a definitive agreement for (A) the sale of all or substantially all of the assets of the Company or (B) the merger or other business combination of the Company, pursuant to which (1) the stock of the surviving company is not readily tradeable in an established securities market, (2) a majority of the directors of the surviving entity are persons who were not directors of the Company immediately prior to the merger and are not nominees of the Company or (C) a "person" or "group" (as defined above), other than the Company or an affiliate of the Company becomes the beneficial owner of securities of the surviving entity representing 40% or more of the combined voting power of the then outstanding securities of the surviving entity.

                  Share Awards. Each Participant will receive for services as a director, for each fiscal quarter during each fiscal year of the Company from 1998 through 2007, an award of that number of shares of the Common Stock (rounded to the nearest whole number) as equals $3,000 divided by the Fair Market Value of a share of the Common Stock as of the last business day of such fiscal quarter, subject to a prorated adjustment if the Participant was not a director at the time of each meeting of the Board of Directors held during such fiscal quarter.

                  Pursuant to the Directors Plan, 239 shares of the Common Stock were awarded to Mr. Kjorlien, and 159 shares were awarded to Mr. Gregory in respect of their services as directors during the fiscal quarter of the Company ended November 2, 1997, based on a Fair Market Value of $12.56 per share. Mr. Kjorlien was a director during all of such fiscal quarter, while Mr. Gregory was appointed to the Board on September 15, 1997. Further, 217 shares of the Common Stock were awarded to each of the directors for the fiscal quarter of the Company ended February 2, 1998 based on a Fair Market Value of $ 13.83 per share, and 222 shares of the Company Stock were awarded to each director for the fiscal quarter ended May 3, 1998 based on a Fair Market Value of $13.50.

                  Pursuant to the Directors Plan, a Participant may elect, on or before December 31 of any calendar year ending on or before December 31, 2006, to defer receipt of all or any part of any share award payable in respect of the calendar year following the year in which such election is made, and to have such amounts credited to a stock account under the Directors Plan. In addition, any person who becomes a Participant during any calendar year ending on or before December 31, 2007 may elect, not later than the 30th day after he or she becomes a Participant, to defer payment of all or any part of his or her share award payable with regard to the portion of such calendar year following such election. A deferral election will continue in effect unless and until a Participant revokes or modifies such election by written notice to the Company. Any such revocation or modification will become effective as of the end of the calendar year in which such notice is given and only with respect to any share award in subsequent calendar years. Further, a Participant who has revoked an election may file a new election to defer share awards in the calendar year following the year in which such new election is filed.

                  Any share award which is deferred by a Participant will be deemed to be invested in a number of notional shares of the Common Stock ("Units") equal to the number of shares the Participant would have received under the Plan had he or she not elected to defer the share award. Whenever a dividend other than a dividend payable in the form of shares of the Common Stock is declared with respect to the shares, the number of Units in the Participant's stock account under the Director's Plan will be increased by the number of Units determined by dividing (i) the product of (A) the number of Units in the Participant's stock account on the related dividend record date, multiplied by
(B) the amount of any cash dividend declared by the Company on a share of the Common Stock (or, in the case of any dividend distributable in property other than Shares, the per share value of such dividend, as determined by the Company for purposes of income tax reporting) by (ii) the Fair Market Value on the related dividend payment date. In the case of any dividend declared on the shares which is payable in shares, the Participant's stock account will be increased by the number of Units equal to the product of (i) the number of Units credited to the Participant's stock account on the related dividend record date, multiplied by (ii) the number of shares (including any fraction thereof) distributable as a dividend on a share. In the event of any change in the number or kind of outstanding shares by reason of any recapitalization, reorganization, merger, consolidation, stock split or any similar change affecting the shares, other than a stock dividend as provided above, the Board of Directors will make an appropriate adjustment in the number of Units credited to the Participant's stock account. Fractional Units will be credited, but will be rounded to the nearest hundredth percentile, with amounts equal to or greater than .005 rounded up and amounts less than .005 rounded down.

                  A Participant may elect to receive distribution of the value of his or her stock account under the Director's Plan on termination of his or her service as a director or earlier, in cash , in shares or in a combination of cash and shares. Distributions will begin immediately following the date a Participant ceases to be a director or on the first business day of any calendar year following the calendar year in which the Participant ceases to be a director and will be in one lump-sum payment or in such number of annual install ments (not to exceed ten) as a Participant may designate. If a Participant elects to receive distributions prior to his or her ceasing to be a director, such election must be made on or before June 30 of the year prior to the year in which the distribution is to occur.

                  Transferability. In general, stock options and share awards granted under the Directors Plan are not assignable or transferable by a Participant, except under the limited circumstances contemplated by the Directors Plan.

                  Administration. The Directors Plan provides that it will be administered by the Board of Directors. Under the Directors Plan, the Board of Directors has the sole authority, among other things, to grant awards, determine terms, conditions and limitations applicable to awards, establish rules, procedures, regulations and guidelines relating to the Directors Plan generally; and to construe and interpret the Directors Plan. The Board of Directors may not, however, have any discretion as to the selection of Participants or the number of stock options or share awards that may be granted under the Directors Plan. Further, the Directors Plan may not be amended in a manner that would alter or impair any rights of any Participant or any obligations of the Company under any stock option or share award theretofore granted in any manner adverse to such Participant without the consent of such Participant.

                  The Directors Plan provides that, if the Board of Directors determines that any stock dividend, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase Common Stock at a price substantially below fair market value or other similar event affects the Common Stock such that an adjustment is required to preserve, or to prevent enlargement of, the benefits or potential benefits made available under the Directors Plan, the Board of Directors may make equitable adjustments in any or all of (i) the number and kind of shares which thereafter may be awarded or optioned and sold under the Directors Plan, (ii) the number and kinds of shares subject to outstanding stock options and share awards and (iii) the grant, exercise or conversion price with respect to any of the foregoing. Additionally, the Board may make provisions for a cash payment to a Participant or a person who has an outstanding stock option or share award.

                  Federal Income Tax Consequences. Under current federal income tax laws and regulations and judicial interpretations thereof, which are subject to change at any time, the grant of a stock option under the Directors Plan will create no tax consequences for the participant or the Company. On exercise of a non-qualified stock option, a Participant must recognize ordinary income in an amount equal to the difference between the exercise price and the fair market value of the stock on the exercise date. At such time, the Company will receive a deduction for the same amount (assuming the applicable requirements of Section 162(m) of the Code have been met).

                  With respect to share awards, a Participant must recognize ordinary income in an amount equal to the cash or the fair market value of the shares of the Common Stock received, when received. The Company will receive a deduction for the same amount, provided that, at the time the income is recognized, a Participant either is not a covered employee or does not have total compensation in excess of $1,000,000 for the year of recognition (other than compensation that otherwise meets the requirements of Section 162(m) of the
Code). The tax treatment on disposition of shares acquired under the Directors Plan will depend on how long the shares have been held.

                            ------------------------

                  The Board of Directors believes that it is in the best interests of the Company and its shareholders that the Directors Plan be approved. The Board of Directors believes that the future success of the Company will in large part depend on its ability to attract, retain and motivate directors through, among other things, such incentive compensation programs. Accordingly, the Board of Directors has adopted, and recommends that the shareholders approve, the Directors Plan.

                                                                     Exhibit 21
SUBSIDIARIES OF THE REGISTRANT

The only subsidiary of the registrant is Forstmann Apparel, Inc., a New York corporation.