Form 10-Q
period 1999-01-31
FORSTMANN & CO INC
filed 1999-03-17
CIK 798246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1999
                               ----------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________

                         Commission File Number: 1-9474

                            FORSTMANN & COMPANY, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 GEORGIA                                58-1651326
       ------------------------------                 --------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

  498 Seventh Avenue, New York, New York                     10018
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)     (212) 642-6900
                                                         --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       (X) Yes   ( )No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    (X)Yes    (  )No

As of March 15, 1999, there was 4,391,458 shares of Common Stock outstanding.

Total number of pages: 22 pages.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FORSTMANN & COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
           THIRTEEN WEEKS ENDED JANUARY 31, 1999 AND FEBRUARY 1, 1998
                                   (unaudited)


                                                                                            January 31,                 February 1,
                                                                                               1999                        1998
                                                                                               ----                        ----

Net sales                                                                                  $ 18,498,000                $ 29,017,000

Cost of goods sold                                                                           19,052,000                  25,705,000
                                                                                           ------------                ------------

Gross profit (loss)                                                                            (554,000)                  3,312,000

Selling, general and administrative expenses                                                  3,395,000                   3,590,000

Provision for uncollectible accounts                                                            121,000                     224,000

Restructuring items                                                                           1,185,000                        --
                                                                                           ------------                ------------

Operating loss                                                                               (5,255,000)                   (502,000)

Interest expense                                                                              1,407,000                   1,540,000
                                                                                           ------------                ------------

Loss before reorganization items and
  income taxes                                                                               (6,662,000)                 (2,042,000)

Reorganization items                                                                             14,000                      20,000
                                                                                           ------------                ------------

Loss before income taxes                                                                     (6,676,000)                 (2,062,000)

Income tax benefit                                                                                 --                      (804,000)
                                                                                           ------------                ------------

Net loss                                                                                   $ (6,676,000)               $ (1,258,000)
                                                                                           ============                ============

Per share and share information:
  Loss per common share - basic and diluted                                                $      (1.52)               $       (.29)
                                                                                           ============                ============

Weighted average common shares outstanding                                                    4,387,819                   4,384,436
                                                                                           ============                ============

See notes to condensed consolidated financial statements.

                            FORSTMANN & COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 1999 AND NOVEMBER 1,1998
                                   (unaudited)

                                                                                                January 31,             November 1,
                                                                                                   1999                    1998
                                                                                                   ----                    ----
ASSETS
Current Assets:
  Cash                                                                                         $     40,000            $    143,000
  Cash restricted for settlement of unpaid claims                                                   328,000                 327,000
  Accounts receivable, net of allowance of
    $1,430,000 and $1,309,000                                                                    20,709,000              31,434,000
  Inventories                                                                                    39,647,000              38,818,000
  Current deferred tax assets                                                                          --                      --
  Other current assets                                                                              254,000                 281,000
  Property, plant and equipment
    held for sale                                                                                 6,530,000                    --
                                                                                               ------------            ------------
    Total current assets                                                                         67,508,000              71,003,000

Property, plant and equipment, net                                                               15,375,000              22,235,000
Other assets                                                                                      2,016,000               2,005,000
                                                                                               ------------            ------------
    Total                                                                                      $ 84,899,000            $ 95,243,000
                                                                                               ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                         $ 47,131,000            $  7,619,000
  Accounts payable                                                                                3,920,000               3,151,000
  Accrued liabilities                                                                             7,973,000               9,238,000
                                                                                               ------------            ------------
    Total current liabilities                                                                    59,024,000              20,008,000

Long-term debt                                                                                      865,000              43,565,000
Deferred tax liabilities                                                                               --                      --
                                                                                               ------------            ------------
    Total liabilities                                                                            59,889,000              63,573,000

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 per value, 1,000,000
    shares authorized, nil outstanding                                                                 --                      --
  Common stock, $.01 par value, 35,000,000
    shares authorized, 4,391,458 and 4,387,819 shares issued
    and outstanding                                                                                  43,915                  43,878
  Additional paid-in capital                                                                     50,339,085              50,323,122
  Retained deficit since July 23, 1997                                                          (25,373,000)            (18,697,000)
                                                                                               ------------            ------------
    Total shareholders' equity                                                                   25,010,000              31,670,000
                                                                                               ------------            ------------
    Total                                                                                      $ 84,899,000            $ 95,243,000
                                                                                               ============            ============
See notes to condensed consolidated financial statements

                            FORSTMANN & COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
           THIRTEEN WEEKS ENDED JANUARY 31, 1999 AND FEBRUARY 1, 1998
                                   (unaudited)

                                                                                             January 31,                 February 1,
                                                                                                1999                        1998
                                                                                                ----                        ----

Net loss                                                                                    $ (6,676,000)              $ (1,258,000)
                                                                                            ------------               ------------
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                                              1,162,000                  1,335,000
    Income tax not payable in cash                                                                  --                     (804,000)
    Income tax payments                                                                          (32,000)                      --
    Provision for uncollectible accounts                                                         121,000                    224,000
    Increase (decrease) in market reserves                                                      (626,000)                    34,000
    Gain from disposal of machinery and equipment                                                   --                       (1,000)
     Other                                                                                        74,000                       --
    Changes in current assets and current
      liabilities:
        Accounts receivable                                                                   10,604,000                  7,018,000
        Inventories                                                                             (261,000)               (13,707,000)
        Other current assets                                                                      59,000                    351,000
        Accounts payable                                                                         769,000                   (207,000)
        Accrued liabilities                                                                   (1,648,000)                (2,543,000)
        Accrued interest payable                                                                 383,000                     31,000
                                                                                            ------------               ------------

  Total adjustments                                                                           10,605,000                 (8,269,000)
                                                                                            ------------               ------------

    Net cash provided (used) by operations                                                     3,929,000                 (9,527,000)
                                                                                            ------------               ------------


                            (continued on next page)

                            FORSTMANN & COMPANY, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) FOR THE
           THIRTEEN WEEKS ENDED JANUARY 31, 1999 AND FEBRUARY 1, 1998
                                   (unaudited)

                                                                                              January 31,               February 1,
                                                                                                 1999                      1998
                                                                                                 ----                      ----
Cash flows used by investing activities:
  Capital expenditures                                                                       $   (618,000)             $   (340,000)
  Investment in other assets                                                                     (208,000)                 (189,000)
  Net proceeds from disposal of machinery
    and equipment                                                                                  21,000                     1,000
                                                                                             ------------              ------------

    Net cash used by investing activities                                                        (805,000)                 (528,000)
                                                                                             ------------              ------------

Cash flows from financing activities:
  Net borrowings (repayments) under the
    Revolving Loan Facility                                                                    (1,732,000)               12,587,000
  Repayment of Term Loan Facility                                                              (1,123,000)               (1,123,000)
  Repayment of Deferred Interest Rate Notes                                                          --                  (1,570,000)
  Repayment of other financing arrangements                                                      (333,000)                 (259,000)
  Deferred financing costs                                                                        (38,000)                  (23,000)
                                                                                             ------------              ------------

    Net cash provided (used) by financing activities                                           (3,226,000)                9,612,000
                                                                                             ------------              ------------

Net decrease in cash                                                                             (102,000)                 (443,000)

Cash and restricted cash at beginning of period                                                   470,000                 1,051,000
                                                                                             ------------              ------------

Cash and restricted cash at end of period                                                    $    368,000              $    608,000
                                                                                             ============              ============


See notes to condensed consolidated financial statements.

                            FORSTMANN & COMPANY, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                  FOR THE THIRTEEN WEEKS ENDED JANUARY 31, 1999
                                   (unaudited)

                                                                       Additional                                      Total
                                                     Common             Paid-In                Retained             Shareholders'
                                                     Stock              Capital                 Deficit               Equity
                                                     -----              -------                 -------               ------
Balance, November 1, 1998                           $43,878          $ 50,323,122           $(18,697,000)          $ 31,670,000

Director shares awarded                                  37                15,963                  --                    16,000

Net loss                                                --                    --              (6,676,000)            (6,676,000)
                                                    -------          ------------           ------------           ------------

Balance, January 31, 1999                           $43,915          $ 50,339,085           $(25,373,000)          $ 25,010,000
                                                    =======          ============           ============           ============


See notes to condensed consolidated financial statements.

                            FORSTMANN & COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999
                                   (unaudited)


1. Forstmann & Company, Inc. ("the Company") is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as specialty fabrics for use in billiard and gaming tables, sports caps and school uniforms. The apparel industry represents the majority of the Company's customers. Through its wholly-owned subsidiary, Forstmann Apparel, Inc. ("FAI"), the Company designs and markets women's suits primarily under the "Oleg Cassini" label. FAI contracts the manufacturing of women's suits through manufacturers based in the Caribbean and sources complete apparel packages internationally.

2. As described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1998 (the "1998 Form 10-K"), the Company has incurred net losses of $19.0 million, $7.0 million and $17.8 million in fiscal years 1998, 1997 and 1996, respectively. Net sales declined from $199.0 million in fiscal year 1997 to $149.6 million in fiscal year 1998. Management has responded to these losses, the decline in sales and the resulting adverse impact on the Company's liquidity by implementing a business plan designed to align the Company's manufacturing capacity and overhead with expected market demand. In October 1998, the Company's Board of Directors approved the closing of its Louisville, Georgia plant, realignment of the Company's remaining manufacturing facilities located in Georgia and further reductions of its selling, styling and administrative costs (the "1999 Realignment"). Implementation of the 1999 Realignment was substantially complete as of January 31, 1999. As a result of the 1999 Realignment, the Company incurred approximately $1.2 million in severance expense which was recognized as a restructuring item during the thirteen week period ended January 31, 1999 (the "1999 First Quarter"). Further, the Company incurred costs of approximately $0.1 million during the 1999 First Quarter related to the relocation of certain machinery and equipment. Such costs were charged to cost of goods sold during the 1999 First Quarter.

         The  operating  results  for fiscal  year 1998,  the effect of the 1998
         Restructuring, and the 1999 Realignment and the formation of FAI, including the purchase of substantially all of the assets of Arenzano (see Note 4 to the 1998 Form 10-K), have negatively impacted the Company's borrowing availability under its Revolving Loan Facility (hereinafter defined). The Company's availability under its Revolving Loan Facility was approximately $1.6 million at January 31, 1999 as compared to $21.7 million at February 1, 1998. As of February 28, 1999 borrowing availability under the Revolving Loan Facility was $2.0 million. The Company's ability to maintain adequate availability to meet its operating needs and to fund the 1999 Realignment is dependent on achieving future sales consistent with management's expectations for fiscal year 1999 and successful implementation of its cost reductions. The majority of the Company's customers are in the domestic apparel industry which has continued to suffer an economic decline as a result of higher levels of imports and changing fashion trends. If these trends continue, the Company's results of opertaion and financial condition will continue to deteriorate, likely at a faster rate than previously experienced. Expected cash flow from operations is dependent upon achieving sales expectations during fiscal year 1999, which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Further, the collectibility of accounts receivable is dependent upon the state of the economy and, in particular, the financial condition of the apparel industry. Also, continuing refinement of the Company's strategies in response to evolving circumstances could materially change the Company's working capital and capital expenditures requirements. There can be no assurance that the Company will be able to achieve an adequate level of sales consistent with management's expectations for fiscal year 1999 to enable the Company to generate sufficient funds to meet its operating needs or to fund its 1999 Realignment. Further, there can be no assurance that the 1999 Realignment will be successfully implemented. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. One of the Company's customers accounted for approximately 18% of the Company's revenues for the 1999 First Quarter and 17% of gross accounts receivable at January 31, 1999. This customer has indicated that due to general, adverse trends in the apparel industry, it desires to reduce the amount of its orders to the Company significantly during the remainder of fiscal year 1999. Two other individual customers accounted for approximately 13% and 11% of the Company's revenues for the 1999 First Quarter. No other customer represented more than 8% of revenues for the 1999 First Quarter or 8% of gross accounts receivable at January 31, 1999.

4. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):

                                              January 31,    November 1,
                                                 1999           1998
                                                 ----           ----
            Raw materials and supplies        $  8,665       $ 10,218
            Work in process                     22,423         19,390
            Finished products                   11,054         12,331
            Less market reserves                (2,495)        (3,121)
                                              --------       --------
            Total                               39,647         38,818
            Difference between LIFO
              carrying value and current
              replacement cost                    --             --
                                              --------       --------
            Current replacement cost          $ 39,647       $ 38,818
                                              ========       ========

5. The Company had property, plant and equipment held for sale of $6.5 million as of January 31, 1999 which related to assets previously idled in connection with the 1998 Restructuring and 1999 Realignment (see Note 1 to the 1998 Form 10-K and Note 2 to these Financial Statements). Such assets are stated at fair value, based on appraised values, and will not be depreciated in future periods.

6.     Other assets consist of (in thousands):

                                              January 31,    November 1,
                                                 1999           1998
                                                 ----           ----
            Computer information systems,
              net of accumulated amortization
              of $166 and $93                  $ 1,032        $   909
            Deferred financing costs, net of
              accumulated amortization of
              $901 and  $744                       967          1,086
            Other, net                              17             10
                                               -------        -------
            Total                              $ 2,016        $ 2,005
                                               =======        =======

7. Accrued liabilities consist of (in thousands):
                                              January 31,    November 1,
                                                 1999           1998
                                                 ----           ----
        Salaries, wages and related
          payroll taxes                         $  642         $  606
        Incentive compensation                     139            290
        Vacation and holiday                     1,238          1,243
        Interest on long-term debt                 526            143
        Medical insurance premiums               1,410          1,416
        Professional fees                           65            105
        Environmental remediation                  278            292
        Loss on open wool purchase
          commitments                              469          1,537
        Restructuring items                      2,413          1,796
        Other                                      793          1,810
                                                ------         ------
        Total                                   $7,973         $9,238
                                                ======         ======

8. Long-term debt consists of (in thousands):
                                              January 31,    November 1,
                                                 1999           1998
                                                 ----           ----
       Revolving Loan Facility                $ 26,176       $ 27,908
       Term Loan Facility                       19,220         20,343
       Other note                                  325            374
       Capital lease obligations                 1,681          1,890
       Licensing agreement                         594            669
                                              --------       --------
       Total debt                               47,996         51,184
       Current portion of long-term debt       (47,131)        (7,619)
                                              --------       --------
       Total long-term debt                   $    865       $ 43,565
                                              ========       ========

       Reference is made to Note 9 to the Consolidated Financial Statements contained in the 1998 Form 10-K. On July 23, 1997, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement, as subsequently amended, provides for a revolving line of credit (including a $15.0 million letter of credit facility), subject to a borrowing base formula, of up to $70 million (the "Revolving Loan Facility") and term loans of approximately $31.5 million (the "Term Loan Facility").

       As of February 8, 1999, the Company and its lenders amended the Loan and Security Agreement, waived certain financial covenant defaults arising from the Company's financial results for fiscal year 1998 and, among other things, set new financial covenants for fiscal year 1999. However, there can be no assurance that the Company will be able to achieve the amended financial covenants during fiscal year 1999. In connection with the amendment, the Company agreed to prepay $5.6 million of the Term Loan Facility through borrowings under the Revolving Loan Facility. Additionally, the Company agreed to increase its monthly Term Loan Facility principal payment from $374,000 to $450,000 beginning March 1, 1999. Further, based on the Company's declining working capital needs in light of declining revenues, the Company and its lenders agreed to reduce the Revolving Loan Facility commitment from $85 million to $70 million. This reduction is expected to reduce the Company's unused line fee by approximately $75,000 per annum. The Company further agreed to repay a portion of its Term Loan Facility in the future if subsequently obtained appraised orderly liquidation values for the Company's property, plant and equipment securing the Term Loan Facility fall below 83.1% in relation to the outstanding amount owed under the Term Loan Facility. In connection with entering into the amendment to the Loan and Security Agreement the Company agreed to pay BABC for the benefit of the lenders, $200,000 which is payable in four equal monthly installments commencing March 31, 1999. Additionally, BABC as Agent, retains the right to withhold up to approximately $1,694,000 in aggregate availability which arose from the expiration of certain letters of credit previously outstanding as a security deposit for the Company's former New York headquarters lease.

       At January 31, 1999, the Company's loan availability as defined in the Loan and Security Agreement, in excess of outstanding advances and letters of credit, was approximately $1.6 million. At January 31, 1999, the Company was in compliance with such applicable covenants under the Loan and Security Agreement. However, as a result of the uncertainties, as more thoroughly discussed in Note 2 to these condensed consolidated financial statements, concerning the Company's ability to continue as a going concern, the long-term amount due under the Revolving Loan Facility and Term Loan Facility ($40.1 million) has been included in the current portion of long-term debt at January 31, 1999.

       As described more thoroughly in Note 9 to the Consolidated Financial Statements contained in the 1998 Form 10-K, the Company had previously issued subordinated floating rate notes (the "Deferred Interest Rate Notes") in respect of certain accrued but unpaid interest (approximately $1.6 million). On December 22, 1997, the Company repaid the Deferred Interest Rate Notes and accrued interest due thereon through borrowings under the Revolving Loan Facility.

9. Statements of Financial Accounting Standards No. 128, "Earnings Per Share," became effective during fiscal year 1998 and requires two presentations of earnings per share -"basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

       The numerator in calculating both basic and diluted earnings per share for each period is the reported net loss. The denominator used in calculating both basic and diluted is the weighted average common shares outstanding as there were no potentially dilutive shares for either period.

10. As discussed in Note 13 to the Consolidated Financial Statements contained in the 1998 Form 10-K, the Company has accrued certain estimated costs for environmental matters.

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

       Since both the Company and Stevens had been required to perform the same work at all three of these sites, the Company and Stevens agreed to allocate responsibilities between themselves pursuant to an Agreement Concerning Performance of Work ("Agreement") dated January 24, 1997. The Agreement required the Company to prepare and submit to EPD the CSR for the TCE and 1,1-DCA sites, while requiring Stevens to prepare and submit to EPD a CSR for the Burn Area site. The Agreement does not commit either party to perform corrective action at these sites. Stevens submitted a CSR for the Burn Area site. During fiscal year 1998, EPD and Stevens corresponded regarding the Stevens CSR. It is the Company's understanding that Stevens is waiting for a response from EPD regarding the CSR submitted from Stevens.

       The Company submitted a CSR for the TCE and 1,1-DCA sites, which certified compliance with risk reduction standards for both sites. EPD indicated that it did not agree to the certification with respect to the TCE site. After extensive discussions with EPD concerning the issue, the Company submitted a revised Corrective Action Plan ("CAP") on October 31, 1997 which has been approved by EPD. The revised CAP calls for continued operation of the Company's existing groundwater recovery system, as well as one additional groundwater recovery well and a groundwater collection trench near the former dry cleaning basement. The Company has completed installation of the recovery well and the groundwater collection trench. In addition to the installation of these two systems, the CAP requires the submission of an Annual Corrective Action Status Report to EPD. The Company submitted an interim report to EPD on March 2, 1999 and plans to submit the required Annual Corrective Action Status Report by July 31, 1999.

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

       At January 31, 1999, the Company had $0.3 million accrued for costs to be incurred in connection with the TCE, 1,1-DCA and Tifton facility environmental matters. The Company, subject to EPD's response to J.P. Stevens revised CSR and compliance status certification and EPD's response to the Tifton site, believes the accrual for environmental costs at January 31, 1999 is adequate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1998 Form 10-K for a discussion of the Company's financial condition as of November 1, 1998, including a discussion of the Company's anticipated liquidity and working capital requirements during its 1999 fiscal year.

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

Recent Events

1999 Realignment

As described in Note 1 to the Consolidated Financial Statements contained in the 1998 Form 10-K, the Company has incurred net losses of $19.0 million, $7.0 million and $17.8 million in fiscal years 1998, 1997 and 1996, respectively. Net sales declined from $199.0 million in fiscal year 1997 to $149.6 million in fiscal year 1998. Management has responded to these losses, the decline in sales and the resulting adverse impact on the Company's liquidity by implementing a business plan designed to align the Company's manufacturing capacity and overhead with expected market demand.

In October 1998, the Company's Board of Directors approved the closing of its Louisville, Georgia plant, realignment of the Company's remaining manufacturing facilities located in Georgia and further reductions of its selling, styling and administrative costs (the "1999 Realignment"). Implementation of the 1999 Realignment was substantially complete as of January 31, 1999. As a result of the 1999 Realignment, the Company incurred approximately $1.2 million in severance expense which was recognized as a restructuring item during the thirteen week period ended January 31, 1999 (the "1999 First Quarter"). Further, the Company incurred costs of approximately $0.1 million during the 1999 First Quarter related to the relocation of certain machinery and equipment. Such costs were charged to cost of goods sold during the 1999 First Quarter.

Financial Condition and Liquidity

The Company's business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for apparel manufacturers to produce apparel for retail sale during the fall and winter months. This results in a seasonal sales order and billing pattern which historically generates higher sales during the Company's second and third fiscal quarters compared to the Company's first and fourth fiscal quarters. This sales pattern places seasonal constraints on the Company's manufacturing operations which results in increased working capital requirements in the Company's first fiscal quarter relating to the manufacture of certain components of inventory which are sold in the Company's second and third fiscal quarter. Further, the industry practice of providing coating fabric customers with favorable billing terms (referred to as "dating") which permit payment 60 (sixty) days from July 1 for invoices billed in January through June encourages such coating fabric customers to place orders in advance of their actual need. This enables the Company to manufacture and bill certain coating fabric customers during the Company's first fiscal quarter.

Reference is made to Note 9 to the Consolidated Financial Statements contained in the 1998 Form 10-K. The Company funds its operating needs through borrowings under it's Amended and Restated Loan and Security Agreement (the "Loan and Security Agreement") which was entered into between the Company and a syndicate of financial institutions led by BankAmerica Business Credit, Inc. ("BABC") on July 23, 1997. The Loan and Security Agreement, as subsequently amended, provides for a revolving line of credit (including a $15.0 million letter of credit), subject to a base borrowing formula of up to $70 million. Under the Loan and Security Agreement, as of January 31, 1999, the Company owed $19.2 million in term loans (the "Term Loan Facility"). Subsequently, on February 8, 1999, the Loan and Security Agreement was amended and the Company agreed, among other things, to prepay $5.6 million of the Term Loan Facility through borrowings under the Revolving Loan Facility. The $5.6 million had previously been reserved from the revolving line of credit availability under the base borrowing formula. Further, the Company agreed to increase its monthly Term Loan

Facility principal payment from $374,000 to $450,000 beginning March 1, 1999. The Company agreed to repay a portion of the Term Loan Facility in the future if subsequently obtained appraised orderly liquidation values for the Company's property, plant and equipment securing the Term Loan Facility fall below 83.1% in relation to the outstanding amount owed under the Term Loan Facility.

The Company's availability under its Revolving Loan Facility was approximately $1.6 million at January 31, 1999 as compared to $21.7 million at February 1, 1998. At February 28, 1999, the Company's availability under its Revolving Loan Facility was $2.0 million. At January 31, 1999, the Company was in compliance with the applicable covenants under its Loan and Security Agreement. However, as a result of the uncertainties concerning the Company's ability to continue as a going concern, the long-term amount due under the Revolving Loan Facility and Term-Loan Facility ($40.1 million) has been classified in the current portion of long-term debt at January 31, 1999 for financial reporting purposes.

The Company's ability to maintain adequate availability to meet its operating needs and to fund the 1999 Realignment is dependent on achieving future sales consistent with management expectations for fiscal year 1999 and successful implementation of its cost reductions. The majority of the Company's customers are in the domestic apparel industry which has continued to suffer an economic decline as a result of higher levels of imports and changing fashion trends. If these trends continue, the Company's results of operations and financial condition will continue to deteriorate, likely at a faster rate than previously experienced. Expected cash flow from operations is dependent upon achieving sales targets during fiscal year 1999, which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Further, the collectibility of accounts receivable is dependent upon the state of the economy and, in particular, the financial condition of the apparel industry. Also, continuing refinement of the Company's strategies in response to evolving circumstances could materially change the Company's working capital and capital expenditures requirements. There can be no assurance that the company will be able to achieve an adequate level of sales consistent with management's expectations for fiscal year 1999 to enable the Company to generate sufficient funds to meet its operating needs or to fund its 1999 Realignment. Further, there can be no assurance that the 1999 Realignment will be successfully implemented. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During the thirteen-week period ended January 31, 1999 (the "1999 First Quarter"), operations provided $3.9 million of cash, whereas $9.5 million was used by operations during the thirteen-week period ended February 1, 1998 (the "1998 First Quarter"). This $13.4 million increase in cash provided by operations in the 1999 First Quarter was primarily due to a $13.4 million decrease in cash used by inventory during the 1999 First Quarter as compared to the 1998 First Quarter. The decrease in cash used by inventory during the 1999 First Quarter as compared to the 1998 First Quarter resulted from the Company curtailing its manufacturing operations during the 1999 First Quarter. This was in response to significantly lower receipt of customer sales orders during the 1999 First Quarter as compared to the 1998 First Quarter for product to be delivered in the Company's second and third fiscal quarters as well as the Company's decision to exit certain product lines in connection with the 1998 Restructuring (see Note 1 to the 1998 Form 10-K ) and reduced worsted manufacturing capacity resulting from the 1999 Realignment (see Note 2 to these Financial Statements).

Investing activities used $0.8 million in the 1999 First Quarter as compared to $0.5 million in the 1998 First Quarter. The Company expects spending for capital expenditures, principally plant and equipment, in fiscal year 1999 to be approximately the same as fiscal year 1998 due to costs incurred in connection with the Company's leasehold improvements at the Company's new headquarters in New York and renewal or betterments of plant and equipment and compliance with environmental regulations.

As a result of the foregoing, during the 1999 First Quarter, $3.2 million was used by financing activities whereas during the 1998 First Quarter $9.6 million was provided by financing activities.

The sales order backlog at February 28, 1999 was $33.9 million whereas at the comparable time a year earlier the sales order backlog was $54.5 million. The composition of the sales order backlog at February 28, 1999 reflects a weaker order position in all major product lines except specialty fabrics which increased by $0.9 million when compared to a year earlier due to an increase in orders for fabrics used in baseball caps. Of the approximate $20.6 million decline in the sales order backlog at February 28, 1999 as compared to the comparable time a year earlier, approximately $10.9 million related to menswear fabrics and government fabrics. Approximately $7.6 million of this decline related to the Company's decision to exit men's suits and government businesses. Menswear fabrics further declined primarily due to an over capacity in global worsted wool manufacturing and fashion trends. The order position for coating fabrics at February 28, 1999 has declined by $6.2 million over the comparable time a year earlier. The decrease in coating fabric sales order backlog is primarily due to the unseasonably warm winter experienced throughout much of the U.S. in 1997-1998. As a result, initial coating fabric orders have been delayed by retailers, which has delayed orders from apparel manufacturers. The womenswear fabric sales order backlog at February 28, 1999 declined by $4.9 million over the comparable time a year earlier. The decline in the backlog of sales orders for women's fabrics is twofold. First, an over capacity of woolen flannel manufacturing coupled with excessive women's wool flannel apparel inventory at retail has lead to a decline in demand for the Company's women's wool flannel fabrics. Second, the reduction in the Company's worsted fabrics manufacturing capacity has caused the Company to limit somewhat its women's worsted product offerings.

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Based on wool costs incurred during the 1999 First Quarter and the Company's forward purchase commitments, the Company expects wool costs to decrease approximately 20% in fiscal year 1999 as compared to fiscal year 1998.

Year 2000 Matters

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is in the process of updating or replacing its computerized systems to ensure its systems are "Year 2000" compliant and to improve the Company's overall manufacturing, planning and inventory related systems. The Company is utilizing both internal and external resources to upgrade or replace its existing computerized systems. Costs associated with upgrading existing systems to address the Year 2000 matter will be expensed in the period incurred, whereas costs associated with the replacement of existing systems will be capitalized in the period incurred. During the 1999 First Quarter, the Company capitalized $0.2 million in costs associated with the replacement of existing systems.

The Company expects its Year 2000 upgrade project and the replacement of its manufacturing planning and inventory related systems to be completed during the second quarter of calendar year 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes, and any inability to implement such changes could have a material adverse effect on the Company.

The Company has not completed its assessment of the Year 2000 compliance of its vendors and customers, nor of the possible consequences to the Company of the failure of one or more of its vendors and customers to become Year 2000 compliant on a timely basis. The Company expects to complete such assessment before the end of the third quarter of calendar year 1999. It is possible that if a substantial number of the Company's customers failed to implement Year 2000 compliant billing or payment systems, for example, their payments to the Company might be disrupted which might adversely affect the Company's cash flow. The Company will discuss these matters with its key vendors and customers during 1999 to attempt to ascertain whether and to what extent such problems are likely to occur. It is not clear, however, what, if any measures the Company could take to deal with such eventualities while still maintaining customer and vendor relationships. The Company does not believe that it has other relationships with vendors and suppliers which, if disrupted, due to the failure of such vendors and suppliers to deal adequately with their own Year 2000 compliance issues, would have a material adverse effect on the Company.

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

Results of Operations

The 1999 First Quarter Compared to the 1998 First Quarter

         The Company's business is seasonal, accordingly, results for these interim periods are not indicative of results for a full fiscal year. Net sales for the 1999 First Quarter were $18.5 million, a decrease of 36.3% from the 1998 First Quarter. Total yards of fabric sold decreased 40.2% from the 1998 First Quarter to the 1999 First Quarter and the average per yard selling price decreased to $7.26 per yard from $7.43 per yard due to shifts in product mix and sales price decline. The decrease in sales was primarily due to womenswear fabric sales which were approximately $8.9 million lower in the 1999 First Quarter as compared to the 1998 First Quarter and menswear fabric sales which were approximately $4.5 million lower in the 1999 First Quarter as compared to the 1998 First Quarter. These decreases were somewhat offset by increases in specialty fabric sales of $0.7 million, coating fabric sales of $0.5 million and government fabric sales of $0.2 million during the 1999 First Quarter as compared to the 1998 First Quarter. Additionally, the Company added sales of $1.5 million for FAI during the 1999 First Quarter. Menswear fabric sales declined due, in part, to the Company's decision made in March 1998 to exit the men's top dyed suit business. Overall, the Company expects men's woolen fabric sales to be slightly lower in fiscal year 1999 as compared to fiscal year 1998 due to fashion trends and increased competition from imports. Women's woolen and worsted fabric sales were lower in the 1999 First Quarter as compared to the 1998 First Quarter. Based on current backlog of sales orders for women's woolen and worsted sales, market trends and increased competitive pressures, the Company expects overall women's woolen and worsted fabric sales to be significantly lower in fiscal year 1999 as compared to fiscal year 1998. Currently, the Company expects coating fabric sales in fiscal year 1999 to be approximately equal to fiscal year 1998.

         Cost of goods sold decreased $6.7 million to $19.1 million during the 1999 First Quarter primarily as a result of the decline in sales and change in product mix. Gross profit decreased $3.9 million from a profit of $3.3 million in the 1998 First Quarter compared to a loss of $0.6 million in the 1999 First Quarter, and gross profit margin for the 1999 First Quarter was (3.0%) compared to 11.4% for the 1998 First Quarter. This decline in the gross profit margin is due to fixed manufacturing costs which are not absorbed when manufacturing operations are running at volumes below full capacity. As a result of operating below full capacity, $3.1 million in fixed manufacturing costs were unabsorbed during the 1999 First Quarter as compared to $0.5 million during the 1998 First Quarter.

         Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 5.4% to $3.4 million in the 1999 First Quarter compared to $3.6 million in the 1998 First Quarter. However, included in selling, general and administrative expenses during the 1999 First Quarter is $0.8 million related to FAI. The majority of the decrease in selling, general and administrative expenses exclusive of FAI during the 1999 First Quarter was primarily due to a decrease in human resource related expenses as the Company reduced its overhead in response to lower sales.

         The provision for uncollectible accounts decreased to $0.1 million in the 1999 First Quarter as compared to $0.2 million in the 1998 First Quarter. See Note 3 to the Consolidated Financial Statements contained in the 1998 Form 10-K for a discussion of the Company's accounting policies regarding the establishment of its allowance for uncollectible accounts.

         Interest expense for the 1999 First Quarter was $1.4 million as compared to $1.5 million in the 1998 First Quarter due to comparable debt levels for each period.

         As a result of the foregoing, a loss before reorganization and restructuring items and income taxes of $5.5 million was realized in the 1999 First Quarter as compared to a loss before reorganization items and income taxes of $2.0 million in the 1998 First Quarter. Loss before depreciation and amortization, reorganization and restructuring items, interest expense and income taxes during the 1999 First Quarter was $3.0 million as compared to income before depreciation and amortization, reorganization items, interest expense and income taxes of $0.7 million during the 1998 First Quarter.

         Restructuring items were $1.2 million during the 1999 First Quarter due to severance expenses incurred as a result of the 1999 Realignment (see Note 2 to these Financial Statements).

         During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. For the 1999 First Quarter, no income tax benefit was recognized from the realization of a net operating loss. During the 1998 First Quarter, the Company recognized an income tax benefit of $0.8 million at an effective income tax rate of 39% which was reversed in a subsequent interim period.

         As a result of the foregoing, net loss for the 1999 First Quarter was $6.7 million as compared to a net loss of $1.3 million in the 1998 First Quarter.

         PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K:


(a)  Exhibits

        11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

        15.1 Independent Accountants' Review Report, dated March 10, 1999 from Deloitte & Touche LLP to Forstmann & Company, Inc.

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




                                                 FORSTMANN & COMPANY, INC.
                                                 -------------------------
                                                 (Registrant)




                                                 /s/ Rodney Peckham
                                                 -------------------------
                                                 Rodney Peckham
                                                 Executive Vice President
                                                 Finance, Administration and
                                                 Strategic Planning

March 16, 1999
--------------
    Date

                                  EXHIBIT INDEX



Exhibit                                                               Sequential
  No.          Description                                             Page No.
-------        ------------------------------------------------       ----------
11.1           Statement re computation of per share earnings -
               not required since such computation can be clearly determined from the material contained herein.

15.1           Independent Accountants' Review Report, dated
               March 10, 1999, from Deloitte & Touche
               LLP to Forstmann & Company, Inc.                           23

                                                                    Exhibit 15.1
INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Forstmann & Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Forstmann & Company, Inc. and subsidiary (the "Company") as of January 31, 1999 and the related condensed consolidated statements of operations and cash flows for the thirteen weeks ended January 31, 1999 and February 1, 1998 and the condensed consolidated statement of changes in shareholders' equity for the thirteen weeks ended January 31, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 1998 Form 10-K (not presented herein) and in Note 2 to these condensed consolidated financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 to the 1998 Form 10-K and 2 to these condensed consolidated financial statements.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of November 1, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from November 3, 1997 to November 1, 1998 (not presented herein); and in our report dated February 8, 1999, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 1, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Deloitte & Touche LLP
Atlanta, Georgia
March 10, 1999