Form 10-Q
period 1999-05-02
FORSTMANN & CO INC
filed 1999-06-16
CIK 798246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 1999
                               -----------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________

                        Commission File Number: 1-9474

                            FORSTMANN & COMPANY, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  GEORGIA                                    58-1651326
       -------------------------------                   ------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)


   498 Seventh Avenue, New York, New York                      10018
  ----------------------------------------                   ----------
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

As of June 16, 1999 there was 4,418,887 shares of Common Stock outstanding.

Total number of pages: 30 pages.

PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements

                            FORSTMANN & COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THIRTEEN WEEKS ENDED MAY 2, 1999 AND MAY 3, 1998
           AND THE TWENTY-SIX WEEKS ENDED MAY 2, 1999 AND MAY 3, 1998
                                   (unaudited)



                                              Thirteen           Thirteen      Twenty-Six      Twenty-Six
                                             Weeks Ended        Weeks Ended   Weeks Ended     Weeks Ended
                                             May 2, 1999        May 3, 1998   May 2, 1999     May 3, 1998
                                             -----------        -----------   -----------     -----------


Net sales ................................   $ 27,042,000    $ 49,625,000   $ 45,540,000    $ 78,642,000

Cost of goods sold .......................     24,593,000      41,718,000     43,645,000      67,423,000
                                             ------------    ------------   ------------    ------------

Gross profit .............................      2,449,000       7,907,000      1,895,000      11,219,000

Selling, general and
   administrative expenses ...............      2,789,000       3,176,000      6,184,000       6,766,000

Provision for uncollectible
   accounts ..............................        179,000         347,000        300,000         571,000

Restructuring items (gain) ...............       (629,000)        312,000        556,000         312,000
                                             ------------    ------------   ------------    ------------

Operating income (loss) ..................        110,000       4,072,000     (5,145,000)      3,570,000

Interest expense .........................      1,387,000       1,611,000      2,794,000       3,151,000
                                             ------------    ------------   ------------    ------------

Income (loss) before reorganization
   items, income taxes
   and extraordinary gain ................     (1,277,000)      2,461,000     (7,939,000)        419,000

Reorganization items .....................         40,000          35,000         54,000          55,000
                                             -------------    ------------   ------------    ------------

Income (loss) before income taxes
   and extraordinary gain ................     (1,317,000)      2,426,000     (7,993,000)        364,000

Income tax provision .....................           --           946,000           --           142,000
                                             ------------    ------------   ------------    ------------

Income (loss) before extraordinary
   gain ..................................     (1,317,000)      1,480,000     (7,993,000)        222,000

Extraordinary item - gain
   on debt discharge .....................        314,000            --          314,000            --
                                             ------------    ------------   ------------    ------------

Net income (loss) ........................   $ (1,003,000)   $  1,480,000   $ (7,679,000)   $    222,000
                                             ============    ============   ============    ============






                           (continued on next page)

FORSTMANN & COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




                                                  Thirteen       Thirteen         Twenty-Six      Twenty-Six
                                                 Weeks Ended    Weeks Ended       Weeks Ended     Weeks Ended
                                                    May 2,         May 3,           May 2,          May 3,
                                                    1999           1998             1999            1998
                                                    ----           ----             ----            ----

Per share and share information:
   Income (loss) before extraordinary
    gain per common share
     - basic and diluted .....................$     (.30)       $     .34         $    (1.82)           .05
   Extraordinary gain
     per common share
      - basic and diluted ......................     .07                --               .07             --
                                              ----------        ----------        ----------       ----------

   Income (loss) per common share
    - basic and diluted ......................$    (.23)        $      .34        $    (1.75)      $     .05
                                              ==========        ==========        ==========       ==========

  Weighted average common
      shares outstanding - basic               4,391,458         4,384,436         4,389,639       4,384.436
                                              ==========        ==========        ==========      ==========

  Weighted average common
     shares outstanding-diluted .............  4,391,458         4,398,489         4,389,639       4,389,255
                                              ==========        ==========        ==========      ==========


See notes to condensed consolidated financial statements


                          FORSTMANN & COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       MAY 2, 1999 AND NOVEMBER 1, 1998
                                 (unaudited)

                                                                   May 2,        November 1,
                                                                   1999             1998
                                                                   ----             ----
ASSETS
Current Assets:
  Cash .....................................................   $     15,000    $    143,000
  Cash restricted for settlement of unpaid claims ..........           --           327,000
  Accounts receivable, net of allowance of
     $1,609,000 and $1,309,000 .............................     28,586,000      31,434,000
  Inventories ..............................................     32,198,000      38,818,000
  Current deferred tax assets ..............................           --              --
  Other current assets .....................................        189,000         281,000
  Property, plant and equipment
    held for sale ..........................................      6,904,000            --
                                                               ------------    ------------
      Total current assets .................................     67,892,000      71,003,000

Property, plant and equipment, net .........................     15,232,000      22,235,000
Other assets ...............................................      2,130,000       2,005,000
                                                               ------------    ------------
      Total ................................................   $ 85,254,000    $ 95,243,000
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .....................   $ 49,814,000    $  7,619,000
  Accounts payable .........................................      3,181,000       3,151,000
  Accrued liabilities ......................................      7,531,000       9,238,000
                                                               ------------    ------------
    Total current liabilities ..............................     60,526,000      20,008,000

Long-term debt .............................................        712,000      43,565,000
Deferred tax liabilities ...................................           --              --
                                                               ------------    ------------
    Total liabilities ......................................     61,238,000      63,573,000

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 per value, 1,000,000
    shares authorized, nil outstanding .....................           --              --
  Common stock, $.01 par value, 35,000,000
    shares authorized, 4,418,887 and 4,387,819 shares issued
    and outstanding ........................................         44,189          43,878
  Additional paid-in capital ...............................     50,347,811      50,323,122
  Retained deficit since July 23, 1997 .....................    (26,376,000)    (18,697,000)
                                                               ------------    ------------
    Total shareholders' equity .............................     24,016,000      31,670,000
                                                               ------------    ------------
    Total ..................................................   $ 85,254,000    $ 95,243,000
                                                               ============    ============
See notes to condensed consolidated financial statements ...


                          FORSTMANN & COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY-SIX WEEKS ENDED MAY 2, 1999 AND MAY 3, 1998
                                 (unaudited)

                                                             May 2,           May 3,
                                                             1999             1998
                                                             ----             ----
Net  income (loss) ...................................   $ (7,679,000)   $    222,000
                                                         ------------    ------------
Adjustments to reconcile net income (loss)
 to net cash  provided (used)
 by operating activities:
    Depreciation and amortization ....................      2,143,000       2,633,000
    Income tax provision .............................           --           142,000
    Provision for uncollectible accounts .............        300,000         571,000
    Increase in market reserves ......................         36,000       1,080,000
    Loss from disposal, abandonment and
      impairment of machinery and equipment
      and other assets ...............................           --             2,000
   Gain associated with restructuring
      equipment lease liability ......................       (647,000)           --
   Gain associated with NY office lease surrender ....           --          (987,000)
    Extraordinary gain on debt discharge .............       (314,000)           --
    Other ............................................        145,000            --
    Changes in current assets and current liabilities:
        Accounts receivable ..........................      2,548,000      (7,911,000)
        Inventories ..................................      6,464,000      (9,360,000)
        Other current assets .........................         92,000         225,000
        Accounts payable .............................         30,000        (429,000)
        Accrued liabilities ..........................     (1,465,000)       (876,000)
        Accrued interest payable .....................        409,000          44,000
                                                         ------------    ------------

  Total adjustments ..................................      9,741,000     (14,866,000)
                                                         ------------    ------------

    Net cash provided (used) by operations ...........      2,062,000     (14,644,000)
                                                         ------------    ------------








                           (continued on next page)

                            FORSTMANN & COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE TWENTY-SIX WEEKS ENDED MAY 2, 1999 AND MAY 3, 1998
                                   (unaudited)


                                                                   May 2,          May 3,
                                                                   1999            1998
                                                                   ----            ----
Cash flows used by investing activities:
  Capital expenditures ....................................     (1,622,000)     (1,425,000)
  Investment in other assets, primarily
     computer information systems .........................       (407,000)       (355,000)
  Net proceeds from disposal of machinery
    and equipment .........................................         98,000           1,000
                                                               -----------     -----------

    Net cash used by investing activities .................     (1,931,000)     (1,779,000)
                                                               -----------     -----------

Cash flows from financing activities:
  Net borrowings under the Revolving Loan Facility               8,929,000      24,566,000
  Repayment of Term Loan Facility .........................     (8,585,000)     (6,612,000)
  Repayment of Deferred Interest Rate Notes ...............             --      (1,571,000)
  Repayment of other financing arrangements ...............       (692,000)       (378,000)
  Deferred financing costs ................................       (238,000)        (23,000)
                                                               -----------     -----------
   Net cash provided (used) by financing activities .......       (586,000)     15,982,000
                                                               -----------     -----------
Net decrease in cash ......................................       (455,000)       (441,000)

Cash and restricted cash at beginning of period ...........        470,000       1,051,000
                                                               -----------     -----------

Cash and restricted cash at end of period .................    $    15,000     $   610,000
                                                               ===========     ===========



See notes to condensed consolidated financial statements.

                        FORSTMANN & COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                  FOR THE TWENTY-SIX WEEKS ENDED MAY 2, 1999
                                 (unaudited)



                                                        Additional                          Total
                                          Common         Paid-In          Retained       Shareholders'
                                          Stock          Capital           Deficit         Equity
                                          -----          -------           -------         ------
Balance, November 1, 1998                $43,878      $50,323,122      $(18,697,000)     $31,670,000

Director shares awarded ............         311           24,689                --           25,000

Net loss ...........................          --              --         (7,679,000)      (7,679,000)
                                         -------      -----------      ------------      -----------

Balance, May 2, 1999 ...............     $44,189      $50,347,811      $(26,376,000)     $24,016,000
                                         =======      ===========      ============      ===========


See notes to condensed consolidated financial statements


                            FORSTMANN & COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 2, 1999
                                   (unaudited)


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

      As a result of the 1999 Realignment, the Company incurred approximately $1.2 million in severance expense which was recognized as a restructuring item during the thirteen weeks ended January 31, 1999. During the thirteen weeks ended May 2, 1999 (the "1999 Second Quarter"), the Company recognized a gain of $0.6 million associated with the reduction of the operating lease cancellation liability previously established during fiscal year 1998. Such gain resulted from an agreement reached with a lessor to exchange certain idle equipment covered under a lease agreement for equipment in operation and owned by the Company. This agreement allows the Company to sell such idle equipment. Further, the Company incurred costs of approximately $0.1 million during the twenty-six week period ended May 2, 1999 (the "1999 Period") related to the relocation of certain machinery and equipment. Such costs were charged to cost of goods sold during the 1999 Period.

      The operating results for fiscal year 1998, the effect of the 1998 Restructuring and the 1999 Realignment and the formation of Forstmann Apparel, Inc. ("FAI"), including the purchase of substantially all of the assets of Arenzano Trading Company, Inc. (see Note 4 to the 1998 Form 10-K), have negatively impacted the Company's borrowing availability under its Revolving Loan Facility (herein defined). The Company's availability under its Revolving Loan Facility was approximately $1.5 million at May 2, 1999 as compared to $25.5 million at May 3,1998. As of May 30, 1999 borrowing availability under the Revolving Loan Facility was $1.3 million. The Company's ability to maintain adequate availability to meet its operating needs is dependent on achieving future sales consistent with management's expectations for fiscal year 1999 and successful implementation of its cost reductions. The majority of the Company's customers are in the domestic apparel industry which has continued to suffer an economic decline as a result of higher levels of imports and changing fashion trends. Expected cash flow from operations is dependent upon achieving sales expectations during fiscal year 1999, which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Further, the collectibility of accounts receivable is dependent upon the state of the economy and, in particular, the financial condition of the apparel industry. Also, continuing refinement of the Company's strategies in response to evolving circumstances could materially change the Company's working capital and capital expenditures requirements. There can be no assurance that the Company will be able to achieve an adequate level of sales consistent with management's expectations for fiscal year 1999 to enable the Company to generate sufficient funds to meet its operating needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. On April 30, 1999 the Company entered into a letter of intent with Newco Holdings LLC ("Newco") which provides for the sale of the ladies suit business and certain assets, and the assumption of certain liabilities, of FAI by Newco. Consummation of the sale is expected to occur in June 1999. The assets of FAI to be sold consist primarily of leasehold improvements, furniture and fixtures and computer systems. The Company expects to incur a gain on the sale of FAI which will be recognized when the sale is consummated. Net sales of FAI for the 1999 Second Quarter and the 1999 Period were $2.4 million and $3.9 million, respectively. Net loss of FAI for the 1999 Second Quarter and 1999 Period was $0.9 million and $1.9 million, respectively. FAI rcognized a loss before depreciation and amortization, interest expense and income taxes of $0.8 million in the 1999 Second Quarter and $1.7 million in the 1999 Period.

     Assets and liabilities of FAI to be disposed of consist of the following (in thousands):

                                                    May 2,        November 1,
                                                    1999             1998
                                                    ----             ----
     Leasehold improvements and
       furniture and fixtures ................     $ 326             $ 290
     Other assets ............................        77               103
                                                    -----            -----
          Total assets .......................     $ 403             $ 393
                                                   -----             -----
     Capital lease obligations ...............        30                32
     Licensing agreement .....................       441               670
                                                   -----             -----
          Total liabilities ............           $ 471             $ 702
                                                   -----             -----
     Net liabilities to be
        disposed of ..........................     $ (68)            $(309)
                                                   =====             =====

4. One of the Company's customers accounted for approximately 8% of the Company's revenues for the 1999 Period and another customer accounted for approximately 8% of gross accounts receivable at May 2, 1999. No other customer represented more than 8% of revenues for the 1999 Period or 6% of gross accounts receivable at May 2, 1999. One of the Company's major customers has indicated that due to general, adverse trends in the apparel industry, it will reduce the amount of its orders to the Company significantly during fiscal year 1999.

5. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):


                                                      May 2,     November 1,
                                                      1999          1998
                                                      ----          ----

          Raw materials and supplies .....          $  5,922      $ 10,218
          Work in process ................            20,209        19,390
          Finished products ..............             9,224        12,331
          Less market reserves ...........            (3,157)       (3,121)
                                                    --------      --------
          Total ...................     .             32,198        38,818
          Difference between LIFO
            carrying value and current
            replacement cost .............               452            --
                                                    --------      --------
          Current replacement cost .......          $ 32,650      $ 38,818
                                                    ========      ========

6. The Company had property, plant and equipment held for sale of $6.9 million as of May 2, 1999 which related to assets previously idled in connection with the 1998 Restructuring and 1999 Realignment (see Note 1 to the 1998 Form 10-K and Note 2 to these Condensed Consolidated Financial Statements). Such assets are stated at fair value, based on appraised values, and will not be depreciated in future periods.

7.   Other assets consist of (in thousands):

                                                      May 2,     November 1,
                                                      1999         1998
                                                      ----         ----
          Computer information systems,
            net of accumulated amortization
            of $261 and $93 .....................    $1,131       $  909
          Deferred financing costs, net of
            accumulated amortization of
            $1,094 and $774......................       974        1,086
          Other, net ............................        25           10
                                                     ------       ------
          Total ........                             $2,130       $2,005
                                                     ======       ======

8. Accrued liabilities consist of (in thousands):

                                                        May 2,       November 1,
                                                        1999           1998
                                                        ----           ----
             Salaries, wages and related
               payroll taxes                          $  503          $  606
             Incentive compensation                       50             290
             Vacation and holiday                      1,545           1,243
             Interest on long-term debt                  548             143
             Medical insurance premiums                1,416           1,416
             Professional fees                            13             105
             Environmental remediation                   176             292
             Deferred rental and other
               lease obligations                         632              --
             Loss on open wool purchase commitments      420           1,537
             Restructuring items                       1,260           1,796
             Other                                       968           1,810
                                                    --------         -------
             Total                                  $  7,531         $ 9,238
                                                    ========         =======


9. Long-term debt consists of (in thousands):

                                                     May 2,          November 1,
                                                     1999              1998
                                                     ----              ----


           Revolving Loan Facility                  36,837           $27,908
           Term Loan Facility                       11,758            20,343
           Other note                                  274               374
           Capital lease obligations                 1,138             1,890
           Licensing agreement                         519               669
                                                  --------           -------
           Total debt                               50,526            51,184
           Current portion of long-term debt       (49,814)           (7,619)
                                                  --------           -------
           Total long-term debt                   $    712           $43,565
                                                  ========           =======


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

     As of February 8, 1999, the Company and its lenders amended the Loan and Security Agreement, waived certain financial covenant defaults arising from the Company's financial results for fiscal year 1998 and, among other things, set new financial covenants for fiscal year 1999. However, there can be no assurance that the Company will be able to comply with the amended financial covenants during fiscal year 1999. In connection with the amendment, the Company agreed to prepay $5.6 million of the Term Loan Facility through borrowings under the Revolving Loan Facility. Additionally, the Company agreed to increase its monthly Term Loan Facility principal payment from $374,000 to $450,000 beginning March 1, 1999. Further, based on the Company's declining working capital needs in light of declining revenues, the Company and its lenders agreed to reduce the Revolving Loan Facility commitment from $85 million to $70 million. This reduction is expected to reduce the Company's unused line fee by approximately $75,000 per annum. The Company further agreed to repay a portion of its Term Loan Facility in the future if subsequently obtained appraised orderly liquidation values for the Company's property, plant and equipment securing the Term Loan Facility fall below 83.1% in relation to the outstanding amount owed under the Term Loan Facility. In connection with entering into the amendment to the Loan and Security Agreement the Company agreed to pay BABC for the benefit of the lenders, $200,000 payable in four equal monthly installments commencing March 31, 1999 of which the March, April and May installments were timely paid. Additionally, BABC as Agent, retains the right to withhold up to approximately $1,694,000 in aggregate availability which arose from the expiration of certain letters of credit previously outstanding as a security deposit for the Company's former New York headquarters lease.

     At May 2, 1999, the Company's loan availability as defined in the Loan and Security Agreement, in excess of outstanding advances and letters of credit, was approximately $1.5 million. At May 2, 1999, the Company was not in compliance with the minimum EBITDA covenant contained in the Loan and Security Agreement. As a result of uncertainty surrounding the outcome of such covenant violation as well as additional uncertainties, as more thoroughly discussed in Note 2 to the Condensed Consolidated Financial Statements, concerning the Company's ability to continue as a going concern, the long-term amount due under the Revolving Loan Facility and Term Loan Facility ($43.2 million) has been included in the current portion of long-term debt at May 2, 1999.

     On March 22, 1999 the Company entered into a 9% Senior Secured Note with ABB Industrial Systems, Inc. ("ABB") for the principal amount of $290,000 in settlement of ABB's secured claim in the Company's bankruptcy (see Note 9 to the 1998 Form 10-K). The note is payable in 60 consecutive monthly installments in the amount of $6,019.91 commencing on April 1, 1999. Additionally, the Company paid $60,000 in respect of ABB's secured claim and issued common stock based on the formula set forth in the Company's Plan of Reorganization in respect of ABB's unsecured claim during the 1999 Second Quarter. The Company recognized an extraordinary gain on debt discharge of $314,000 during the 1999 Second Quarter relating to ABB's unsecured claim.

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

10. Statements of Financial Accounting Standards No. 128, "Earnings Per Share," became effective during fiscal year 1998 and requires two presentations of earnings per share -"basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

     The numerator in calculating both basic and diluted earnings per share for each period is the reported net income (loss). The denominator used in calculating both basic and diluted is the weighted average common shares outstanding as there were no potentially dilutive shares for either period.

11. As discussed in Note 13 to the Consolidated Financial Statements contained in the 1998 Form 10-K, the Company has accrued certain estimated costs for environmental matters.

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

     At May 2, 1999, the Company had $0.2 million accrued for costs to be incurred in connection with the TCE, 1,1-DCA and Tifton facility environmental matters. The Company, subject to EPD's response to J.P. Stevens revised CSR and compliance status certification and EPD's response to the Tifton site, believes the accrual for environmental costs at May 2, 1999 is adequate.

12. Restructuring items related to the Company's 1998 Restructuring and 1999 Realignment have been segregated and included in normal operations during the thirteen and twenty-six weeks ended May 2, 1999 and May 3, 1998 and consist of (in thousands):

                                                    Thirteen Weeks Ended
                                                     May 2,        May 3,
                                                     1999          1998
                                                     ----          ----

     Gain associated with reduction of
        operating lease cancellation liability       $(647)        $  --
     Severance and "stay-put" bonus expense             13           967
     Gain associated with New York office
        lease surrender ......................          --          (658)
     Other ...................................           5             3
                                                     -----         -----
     Total ..............................            $(629)        $ 312
                                                     =====         =====


                                                    Twenty-Six Weeks Ended
                                                     May 2,          May 3,
                                                     1999            1998
                                                     ----            ----

     Gain associated with reduction of operating
        lease cancellation liability                $ (647)        $  --
     Severance and "stay-put"
        bonus expense                                1,195           967
     Gain associated with New York office
        lease surrender                                 --          (658)
     Other                                               8             3
                                                    -------        ------
     Total                                          $  556         $ 312
                                                    ======         =====

During the thirteen weeks ended January 31, 1999, the Company incurred approximately $1.2 million in severance expense as a result of the 1999 Realignment which was recognized as a restructuring item during the thirteen weeks ended January 31, 1999. During the 1999 Second Quarter, the Company recognized a gain of $0.6 million associated with the reduction of the operating lease cancellation liability previously established during fiscal year 1998. Such gain resulted from an agreement reached with a lessor to exchange certain idle equipment covered under a lease agreement for equipment in operation and owned by the Company. This agreement allows the Company to sell such idle equipment. This item was recognized as a restructuring item during the 1999 Second Quarter.

During the thirteen weeks ended May 3, 1998, the Company recognized as restructuring items severance expense of approximately $0.8 million and expense of approximately $0.2 million for stay-put bonuses (see Note 1 to the 1998 Form 10-K).

In anticipation of entering into the lease surrender agreement (see Note 13 to the 1998 Form 10-K), the Company wrote-down property, plant and equipment by approximately $1.1 million associated with the future abandonment of leasehold improvements and furniture and fixtures, wrote-down the estimated deferred rent liability at January 1, 1999 by approximately $2.1 million and accrued approximately $0.3 million for broker's commission. These items resulted in a $0.7 million gain which was recorded as a restructuring item during the thirteen weeks ended May 3, 1998.

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

In October 1998, the Company's Board of Directors approved the closing of its Louisville, Georgia plant, realignment of the Company's remaining manufacturing facilities located in Georgia and further reductions of its selling, styling and administrative costs (the "1999 Realignment"). Implementation of the 1999 Realignment was substantially complete as of January 31, 1999. As a result of the 1999 Realignment, the Company incurred approximately $1.2 million in severance expense and recognized a gain of $0.6 million associated with the reduction of the operating lease cancellation liability previously established during fiscal year 1998. Such gain resulted from an agreement reached with a lessor to exchange certain idle equipment covered under a lease agreement for equipment in operation and owned by the Company. This agreement allows the Company to sell such idle equipment. These items were recognized as restructuring items during the twenty-six week period ended May 2, 1999 (the "1999 Period"). Further, the Company incurred costs of approximately $0.1 million during the 1999 Period related to the relocation of certain machinery and equipment. Such costs were charged to cost of goods sold during the 1999 Period.

Sale of FAI

On April 30, 1999 the Company entered into a letter of intent with Newco Holdings LLC ("Newco") which provides for the sale of the ladies suit business and certain assets, and the assumption of certain liabilities, of FAI by Newco. Consummation of the sale is expected to occur in June 1999. The assets of FAI to be sold consist primarily of leasehold improvements, furniture and fixtures and computer systems. The Company expects to incur a gain on the sale of FAI which will be recognized when the sale is consummated. (See Note 3 to the Condensed Consolidated Financial Statements).

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

Reference is made to Note 9 to the Consolidated Financial Statements contained in the 1998 Form 10-K. The Company funds its operating needs through borrowings under its Amended and Restated Loan and Security Agreement (the "Loan and Security Agreement") which was entered into between the Company and a syndicate of financial institutions led by BankAmerica Business Credit, Inc. ("BABC") on July 23, 1997. The Loan and Security Agreement, as subsequently amended, provides for a revolving line of credit (including a $15.0 million letter of credit facility), subject to a base borrowing formula of up to $70 million. On February 8, 1999, the Loan and Security Agreement was amended and the Company agreed, among other things, to prepay $5.6 million of the Term Loan Facility through borrowings under the Revolving Loan Facility. The $5.6 million had previously been reserved from the revolving line of credit availability under the base borrowing formula. Further, the Company agreed to increase its monthly Term Loan Facility principal payment from $374,000 to $450,000 beginning March 1, 1999. The Company agreed to repay a portion of the Term Loan Facility in the future if subsequently obtained appraised orderly liquidation values for the Company's property, plant and equipment securing the Term Loan Facility fall below 83.1% in relation to the outstanding amount owed under the Term Loan Facility.

The Company's availability under its Revolving Loan Facility was approximately $1.5 million at May 2, 1999 as compared to $25.5 million at May 3, 1998. At May 30, 1999, the Company's availability under its Revolving Loan Facility was $1.3 million. At May 2, 1999, the Company was not in compliance with the minimum EDITDA covenant contained in its Loan and Security Agreement. As a result of uncertainty surrounding the outcome of such covenant violation as well as additional uncertainties concerning the Company's ability to continue as a going concern, the long-term amount due under the Revolving Loan Facility and Term-Loan Facility ($43.2 million) has been classified in the current portion of long-term debt at May 2, 1999 for financial reporting purposes.

The Company's ability to maintain adequate availability to meet its operating needs is dependent on achieving future sales consistent with management expectations for fiscal year 1999 and successful implementation of its cost reductions. The majority of the Company's customers are in the domestic apparel industry which has continued to suffer an economic decline as a result of higher levels of imports and changing fashion trends. If these trends continue, the Company's results of operations and financial condition will continue to deteriorate, likely at a faster rate than previously experienced. Expected cash flow from operations is dependent upon achieving sales targets during fiscal year 1999, which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Further, the collectibility of accounts receivable is dependent upon the state of the economy and, in particular, the financial condition of the apparel industry. Also, continuing refinement of the Company's strategies in response to evolving circumstances could materially change the Company's working capital and capital expenditures requirements. There can be no assurance that the Company will be able to achieve an adequate level of sales consistent with management's expectations for fiscal year 1999 to enable the Company to generate sufficient funds to meet its operating needs.

During the twenty-six week period ended May 2, 1999 (the "1999 Period"), operations provided $2.1 million of cash, whereas $14.6 million was used by operations during the twenty-six week period ended May 3, 1998 (the "1998 Period"). This $16.7 million increase in cash provided by operations in the 1999 Period was primarily due to a $15.8 million decrease in inventory during the 1999 Period as compared to the 1998 Period. The decrease in inventory during the 1999 Period as compared to the 1998 Period resulted from the Company curtailing its manufacturing operations during the 1999 Period. This was in response to significantly lower receipt of customer sales orders during the 1999 Period as compared to the 1998 Period for product to be delivered in the Company's second and third fiscal quarters as well as the Company's decision to exit certain product lines in connection with the 1998 Restructuring (see Note 1 to the 1998 Form 10-K ) and reduced worsted manufacturing capacity resulting from the 1999 Realignment (see Note 2 to the Condensed Consolidated Financial Statements). Accounts receivable declined by $2.6 million during the 1999 Period, whereas accounts receivable increased by $7.9 million during the 1998 Period. The decrease in accounts receivable primarily relates to a decrease in sales during the 1999 Period when compared to the 1998 Period. Combined, the decrease in inventory and accounts receivable during the 1999 Period resulted in

$9.0 million being provided during the 1999 Period as compared to $17.3 million being used during the 1998 Period. This $26.3 million increase in cash provided was somewhat offset by a $7.9 million higher net loss and a $0.6 million increase in cash used by accrued liabilities during the 1999 Period when compared to the 1998 Period.

Investing activities used $1.9 million in the 1999 Period as compared to $1.8 million in the 1998 Period. The Company expects spending for capital expenditures, principally plant and equipment, in fiscal year 1999 to be approximately the same as fiscal year 1998 due to costs incurred in connection with the Company's leasehold improvements at the Company's new headquarters in New York and renewal or betterments of plant and equipment and compliance with environmental regulations.

As a result of the foregoing, during the 1999 Period, $0.6 million was used by financing activities whereas during the 1998 Period $16.0 million was provided by financing activities.

The sales order backlog at May 30, 1999 was $21.7 million whereas at the comparable time a year earlier the sales order backlog was $58.0 million. The composition of the sales order backlog at May 30, 1999 reflects a weaker order position in all product lines. Of the approximate $36.3 million decline in the sales order backlog at May 30, 1999 as compared to the comparable time a year earlier, approximately $25.1 million related to womenswear fabrics. The decline in the backlog of sales orders for women's fabrics is twofold. First, an over capacity of woolen flannel manufacturing coupled with excessive women's wool flannel apparel inventory at retail has lead to a decline in demand for the Company's women's wool flannel fabrics. Second, the reduction in the Company's worsted fabrics manufacturing capacity has caused the Company to limit somewhat its women's worsted product offerings. The menswear fabric and government fabric sales order backlog at May 30, 1999 declined by $6.5 million over the comparable time a year earlier. Approximately $6.0 million of this decline related to the Company's decision to exit men's suits and government businesses. Menswear fabrics further declined primarily due to an over capacity in global worsted wool manufacturing and fashion trends. The order position for coating fabrics at May 30, 1999 has declined by $4.1 million over the comparable time a year earlier. The decrease in coating fabric sales order backlog is primarily due to the unseasonably warm winter experienced throughout much of the U.S. in 1997-1998. As a result, initial coating fabric orders have been delayed by retailers, which has delayed orders from apparel manufacturers. The specialty fabric sales order backlog at May 30, 1999 declined by $0.5 million over the comparable time a year earlier due to a decrease in orders for fabrics used in baseball caps.

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company's forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company's results of operations for financial reporting purposes. Based on wool costs incurred during the 1999 Period and the Company's forward purchase commitments, the Company expects wool costs to decrease approximately 11% in fiscal year 1999 as compared to fiscal year 1998.

Year 2000 Matters

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is in the process of updating or replacing its computerized systems to ensure its systems are "Year 2000" compliant and to improve the Company's overall manufacturing, planning and inventory related systems. The Company is utilizing both internal and external resources to upgrade or replace its existing computerized systems. Costs associated with upgrading existing systems to address the Year 2000 matter will be expensed in the period incurred, whereas costs associated with the replacement of existing systems will be capitalized in the period incurred. During the 1999 Period, the Company capitalized $0.4 million in costs associated with the replacement of existing systems.

The Company expects its Year 2000 upgrade project and the replacement of its manufacturing and inventory related systems to be completed during the third quarter of calendar year 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes, and any inability to implement such changes could have a material adverse effect on the Company.

The Company has not completed its assessment of the Year 2000 compliance of its vendors and customers, nor of the possible consequences to the Company of the failure of one or more of its vendors and customers to become Year 2000 compliant on a timely basis. The Company expects to complete such assessment before the end of the third quarter of calendar year 1999. It is possible that if a substantial number of the Company's customers fail to implement Year 2000 compliant billing or payment systems, for example, their payments to the Company might be disrupted which might adversely affect the Company's cash flow. The Company will discuss these matters with its key vendors and customers during the remainder of 1999 to attempt to ascertain whether and to what extent such problems are likely to occur. It is not clear, however, what, if any measures the Company could take to deal with such eventualities while still maintaining customer and vendor relationships. The Company does not believe that it has other relationships with vendors and suppliers which, if disrupted, due to the failure of such vendors and suppliers to deal adequately with their own Year 2000 compliance issues, would have a material adverse effect on the Company.

The Company has completed an assessment of its manufacturing processes and identified which processes are dependent on third-party provided software that may need to be modified in order to be Year 2000 compliant. The Company intends to notify such third-party providers before the end of the third quarter of calendar year 1999 to determine whether such software needs to be modified in order to be Year 2000 compliant. Where software modifications are required, the Company will engage the appropriate third-party software providers to make such Year 2000 compliant modifications. Should the Company be unable to obtain the appropriate software modifications, the Company believes it can alter its manufacturing processes to supplement any processes idled by noncompliance with the Year 2000.

Results of Operations

The Twenty-Six Weeks Ended May 2, 1999 the ("1999 Period") Compared to The Twenty-Six Weeks Ended May 3, 1998 the ("1998 Period")

The Company's business is seasonal, accordingly, results for these interim periods are not indicative of results for a full fiscal year. Net sales for the 1999 Period were $45.5 million, a decrease of 42.1% from the 1998 Period. Total yards of fabric sold decreased 46.8% from the 1998 Period to the 1999 Period and the average per yard selling price decreased to $7.51 per yard from $7.55 per yard due to shifts in product mix and sales price decline. The decrease in sales was primarily due to womenswear fabric sales which were approximately $23.2 million lower in the 1999 Period as compared to the 1998 Period and menswear fabric sales which were approximately $12.8 million lower in the 1999 Period as compared to the 1998 Period. Additionally, coating fabric sales were approximately $1.5 million lower during the 1999 Period as compared to the 1998 Period. These decreases were nominally offset by increases in specialty fabric sales of $0.2 million and government fabric sales of $0.4 million during the 1999 Period as compared to the 1998 Period. Additionally, the Company added sales of $3.9 million for FAI during the 1999 Period. Menswear fabric sales declined due, in part, to the Company's decision made in March 1998 to exit the men's top dyed suit business. Overall, the Company expects men's woolen fabric sales to be lower in fiscal year 1999 as compared to fiscal year 1998 due to fashion trends and increased competition from imports. Women's woolen and worsted fabric sales were lower in the 1999 Period as compared to the 1998 Period. Based on current backlog of sales orders for women's woolen and worsted sales, market trends and increased competitive pressures, the Company expects overall women's woolen and worsted fabric sales to be significantly lower in fiscal year 1999 as compared to fiscal year 1998. Currently, the Company expects coating fabric sales in fiscal year 1999 to be slightly lower than in fiscal year 1998.

Cost of goods sold decreased $23.8 million to $43.6 million during the 1999 Period primarily as a result of the decline in sales and change in product mix. Gross profit decreased $9.3 million from $11.2 million in the 1998 Period to $1.9 million in the 1999 Period, and gross profit margin for the 1999 Period was 4.2% compared to 14.3% for the 1998 Period. This decline in the gross profit margin is due to fixed manufacturing costs which are not absorbed when manufacturing operations are running at volumes below full capacity. As a result of operating below full capacity, $5.8 million in fixed manufacturing costs were unabsorbed during the 1999 Period as compared to $1.1 million during the 1998 Period.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 8.6% to $6.2 million in the 1999 Period compared to $6.8 million in the 1998 Period. However, included in selling, general and administrative expenses during the 1999 Period is $1.6 million related to FAI. The majority of the decrease in selling, general and administrative expenses exclusive of FAI during the 1999 Period was primarily due to a decrease in human resource related expenses as the Company reduced its overhead in response to lower sales. Additionally, expense associated with professional services and incentive compensation were lower during the 1999 Period when compared to the 1998 Period.

The provision for uncollectible accounts decreased to $0.3 million in the 1999 Period as compared to $0.6 million in the 1998 Period. See Note 3 to the Consolidated Financial Statements contained in the 1998 Form 10-K for a discussion of the Company's accounting policies regarding the establishment of its allowance for uncollectible accounts.

Interest expense for the 1999 Period was $2.8 million as compared to $3.2 million in the 1998 Period. The decrease in interest expense during the 1999 Period is mainly attributable to a lower Term Loan Facility balance which was somewhat offset by a higher average Revolving Loan Facility balance and added interest expense of $0.2 million associated with FAI during the 1999 Period as compared to the 1998 Period.

As a result of the foregoing, a loss before reorganization and restructuring items, income taxes and extraordinary gain of $7.4 million was realized in the 1999 Period as compared to income before reorganization and restructuring items and income taxes of $0.7 million in the 1998 Period. Loss before depreciation and amortization, reorganization and restructuring items, interest expense, income taxes and extraordinary gain during the 1999 Period was $2.8 million as compared to income before depreciation and amortization, reorganization and restructuring items, interest expense and income taxes of $5.9 million during the 1998 Period.

Restructuring items were $0.6 million during the 1999 Period and $0.3 million during the 1998 Period (see Note 12 to the Condensed Consolidated Financial Statements).

During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. For the 1999 Period, no income tax benefit was recognized from the realization of a net operating loss. During the 1998 Period, the Company recognized an income tax provision of $0.1 million at an effective income tax rate of 39% which was reversed in a subsequent interim period.

An extraordinary gain on debt discharge of $0.3 million was recognized during the 1999 Period as a result of the settlement reached with ABB Industrial
Systems, Inc. regarding its bankruptcy claim (see Note 9 to the Condensed Consolidated Financial Statements).

As a result of the foregoing, net loss for the 1999 Period was $7.7 million as compared to net income of $0.2 million in the 1998 Period. The operating results of FAI for the 1999 Period has been included in normal operations. FAI recognized a net loss of $1.9 million during the 1999 Period. As discussed in
Note 3 to the Condensed Consolidated Financial Statements, the Company has entered into a letter of intent which provides for the sale of the ladies suit business and certain assets, and the assumption of certain liabilities, of FAI by Newco Holdings LLC.

The Thirteen Weeks Ended May 2, 1999 (the "1999 Second Quarter") Compared to The Thirteen Weeks Ended May 3, 1998 (the "1998 Second Quarter")

Net sales for the 1999 Second Quarter were $27.0 million, a decrease of 45.5% from the 1998 Second Quarter. Total yards of fabric sold decreased 50.8% during the 1999 Second Quarter. However, the average per yard selling price increased to $7.70 per yard from $7.62 per yard due to shifts in product mix. Sales declined in all major product lines except for government fabric sales. Additionally, the Company added sales of $2.4 million for FAI during the 1999 Second Quarter. The decrease in net sales during the 1999 Second Quarter is attributable to the reasons discussed above in the 1999 Period compared to the 1998 Period.

Cost of goods sold decreased $17.1 million to $24.6 million during the 1999 Second Quarter primarily as a result of lower sales. Gross profit decreased $5.5 million or 69.0% to $2.4 million in the 1999 Second Quarter, and gross profit margin for the 1999 Second Quarter was 9.1% compared to 15.9% for the 1998 Second Quarter.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 12.2% to $2.8 million in the 1999 Second Quarter compared to $3.2 million in the 1998 Second Quarter. However, included in selling, general and administrative expenses during the 1999 Second Quarter is $0.8 million related to FAI. The reduction in selling, general and administrative expenses during the 1999 Second Quarter exclusive of FAI is attributable to the reasons discussed above in the 1999 Period compared to the 1998 Period.

The provision for uncollectible accounts was $0.2 million during the 1999 Second Quarter when compared to $0.3 million during the 1998 Second Quarter.

A restructuring gain of $0.6 million was recognized in the 1999 Second Quarter as compared to expense of $0.3 million in the 1998 Second Quarter. Reference is made to Note 12 to the Condensed Consolidated Financial Statements for a discussion of restructuring items incurred during the 1999 Second Quarter and the 1998 Second Quarter.

Interest expense for the 1999 Second Quarter was $1.4 million or $0.2 million lower than the 1998 Second Quarter. This decrease is attributable to a lower Term Loan Facility balance during the 1999 Second Quarter as compared to the 1998 Second Quarter which was somewhat offset by added interest expense of $0.1 million related to FAI during the 1999 Second Quarter.

As a result of the foregoing, a loss before reorganization and restructuring items, income taxes and extraordinary gain of $1.9 million was realized in the 1999 Second Quarter as compared to income before reorganization and restructuring items and income taxes of $2.8 million in the 1998 Second Quarter. Income before depreciation and amortization, reorganization and restructuring items, interest expense, income taxes and extraordinary gain during the 1999 Second Quarter was $0.3 million as compared to $5.5 million during the 1998 Second Quarter.

During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, for the 1999 Second Quarter, no income tax benefit was recognized from the realization of net operating losses. During the 1998 Second Quarter, the Company recognized an income tax provision of $0.9 million at an effective income tax rate of 39% which was reversed in a subsequent interim period.


An extraordinary gain on debt discharge of $0.3 million was recognized during the 1999 Second Quarter as a result of the settlement reached with ABB Industrial Systems, Inc. regarding its bankruptcy claim (see Note 9 to the Condensed Consolidated Financial Statements).

As a result of the foregoing, a net loss of $1.0 million was recognized in the 1999 Second Quarter compared to net income of $1.5 million in the 1998 Second Quarter. The operating results of FAI for the 1999 Second Quarter has been included in normal operations. FAI recognized a net loss of $0.9 million during the 1999 Second Quarter. As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company has entered into a letter of intent which provides for the sale of the ladies suit business and certain assets, and the assumption of certain liabilities, of FAI by Newco Holdings LLC.

      PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:


(a)  Exhibits

      11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

      15.1 Independent Accountants' Review Report, dated June 11, 1999 from Deloitte & Touche LLP to Forstmann & Company, Inc.

(b)  Current Reports on Form 8-K

          None

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FORSTMANN & COMPANY, INC.
                                        ----------------------------
                                        (Registrant)



                                        /s/Gary E.Schafer
                                        ----------------------------
                                        Gary E. Schafer

June 16, 1999
-------------
   Date

EXHIBIT INDEX





Exhibit                                                             Sequential
  No.                     Description                                Page No.


11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

15.1      Independent Accountants' Review Report,
          dated June 11, 1999 from Deloitte & Touche LLP
          to Forstmann & Company, Inc.                                 29

                                                                    Exhibit 15.1
INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders of Forstmann & Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Forstmann & Company, Inc. and subsidiary (the "Company") as of May 2, 1999 and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six weeks ended May 2, 1999 and May 3, 1998 and the condensed consolidated statement of changes in shareholders' equity for the twenty-six weeks ended May 2, 1999. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements contained in the 1998 Form 10-K (not presented herein) and in Note 2 to these condensed consolidated financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements contained in the 1998 Form 10-K and Note 2 to these condensed consolidated financial statements.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of November 1, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from November 3, 1997 to November 1, 1998 (not presented herein); and in our report dated February 8, 1999, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 1, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Atlanta, Georgia
June 11, 1999