Form 10-Q
period 1999-08-01
FORSTMANN & CO INC
filed 1999-09-15
CIK 798246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 1999
                               --------------
       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________

                         Commission File Number: 1-9474

                FORSTMANN & COMPANY, INC. (DEBTOR-IN-POSSESSION)
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          GEORGIA                        58-1651326
               -------------------------------      -------------------
               (State or other jurisdiction of       (I.R.S. Employer
                incorporation or organization)       Identification No.)

           498 Seventh Avenue, New York, New York          10018
           --------------------------------------         -------
          (Address of principal executive offices)       (Zip Code)

       (Registrant's telephone number, including area code) (212)642-6900
                                                            -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     X   Yes            No
                                                  ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.       X   Yes            No
                                ---
As of September 15,1999 there was 4,422,844 shares of Common Stock outstanding.
 .

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

               FORSTMANN & COMPANY, INC. (DEBTOR-IN-POSSESSION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN WEEKS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998
       AND THE THIRTY-NINE WEEKS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998
                                  (unaudited)



                              Thirteen      Thirteen       Thirty-Nine    Thirty-Nine
                             Weeks Ended   Weeks Ended     Weeks Ended    Weeks Ended
                               August 1,     August 2,       August 1,      August 2,
                                1999          1998            1999           1998
                                ----          ----            ----           ----

Net sales                    $23,390,000    $38,996,000    $68,930,000  $ 117,638,000

Cost of goods sold            22,558,000     37,021,000     66,203,000    104,444,000
                              ----------     ----------     ----------    -----------

Gross profit                     832,000      1,975,000      2,727,000     13,194,000

Selling, general and
   administrative expenses     2,206,000      3,167,000      8,390,000      9,933,000

Provision for uncollectible
   accounts                      169,000         67,000        469,000        638,000

Restructuring items            2,788,000      1,254,000      3,344,000      1,566,000
                               ---------      ---------      ---------      ---------

Operating (loss) income       (4,331,000)    (2,513,000)    (9,476,000)     1,057,000

Interest expense               1,517,000      1,764,000      4,311,000      4,915,000
                               ---------      ---------      ---------      ---------

Loss before reorganization
   items, income taxes
   and extraordinary gain     (5,848,000)    (4,277,000)   (13,787,000)    (3,858,000)

Reorganization items           1,346,000         25,000      1,400,000         80,000
                               ---------         ------      ---------         ------

Loss before income taxes
   and extraordinary gain     (7,194,000)    (4,302,000)   (15,187,000)    (3,938,000)

Income tax benefit                    --       (142,000)            --             --
                               ---------      ----------    ----------      ----------

Loss before extraordinary
   gain                       (7,194,000)    (4,160,000)   (15,187,000)    (3,938,000)

Extraordinary item - gain
   on debt discharge                  --             --        314,000             --
                             -----------    -----------   ------------    ------------

Net loss                     $(7,194,000)   $(4,160,000   $(14,873,000    $(3,938,000)
                             ===========    ===========   ============    ===========




                            (continued on next page)

FORSTMANN & COMPANY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)


                                    Thirteen     Thirteen    Thirty-Nine   Thirty-Nine
                                   Weeks Ended  Weeks Ended  Weeks Ended   Weeks Ended
                                    August 1,    August 2,    August 1,     August 2,
                                      1999         1998         1999          1998
                                      ----         ----         ----          ----


Per share and share information:
   Loss before extraordinary
    gain per common share
     - basic and diluted ......      $ (1.63)     $ (.95)     $ (3.45)       $ (.90)

   Extraordinary gain
     per common share
      - basic and diluted ......          --          --      $   .07             --
                                     -------       ------      -------       -------
   Loss per common share
    - basic and diluted .......      $ (1.63)     $ (.95)     $ (3.38)      $  (.90)

  Weighted average common
      shares outstanding, basic
      and diluted .............    4,418,887    4,386,390    4,399,388    4,385,087
                                   =========    =========    =========    =========



See notes to condensed consolidated financial statements

                FORSTMANN & COMPANY, INC. (DEBTOR-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      AUGUST 1, 1999 AND NOVEMBER 1, 1998
                                  (unaudited)

                                                      August 1,       November 1,
                                                        1999            1998
                                                        ----            ----
ASSETS
Current Assets:
  Cash                                              $   204,000      $   143,000
  Cash restricted for settlement of unpaid claims            --          327,000
  Accounts receivable, net of allowance of
     $1,778,000 and $1,309,000                       27,551,000       31,434,000
  Inventories                                        23,499,000       38,818,000
  Current deferred tax assets                                --               --
  Other current assets                                  604,000          281,000
  Property, plant and equipment
    held for sale                                     2,649,000               --
                                                    -----------      -----------
      Total current assets                           54,507,000       71,003,000

Property, plant and equipment, net                   14,476,000       22,235,000
Other assets                                          1,920,000        2,005,000
      Total                                         $70,903,000      $95,243,000
                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt              $43,318,000      $ 7,619,000
  Accounts payable                                      191,000        3,151,000
  Accrued liabilities                                 4,022,000        9,238,000
                                                    -----------        ---------
    Total current liabilities                        47,531,000       20,008,000

Long-term debt                                          265,000       43,565,000
Deferred tax liabilities                                     --               --
                                                    -----------      -----------
    Total liabilities not subject
       to compromise                                 47,796,000       63,573,000

Liabilities subject to compromise                     6,284,000               --

Shareholders' Equity:
  Preferred stock, $0.01 per value, 1,000,000
    shares authorized, nil outstanding                       --               --
  Common stock, $.01 par value, 35,000,000
    shares authorized, 4,422,844
      and 4,387,819 shares
    issued and outstanding                               44,228           43,878
  Additional paid-in capital                         50,348,772       50,323,122
  Retained deficit since July 23, 1997              (33,570,000)     (18,697,000)
                                                    -----------      -----------
    Total shareholders' equity                       16,823,000       31,670,000
                                                    -----------      -----------
    Total                                           $70,903,000      $95,243,000
                                                    ===========      ===========

See notes to condensed consolidated financial statements.

                           FORSTMANN & COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THIRTY-NINE WEEKS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998
                                  (unaudited)


                                                              August 1,      August 2,
                                                                1999           1998
                                                                ----           ----

Net loss ...............................................   $(14,873,000)   $ (3,938,000)
                                                           ------------    ------------
  Adjustments to reconcile
  net loss to net cash provided (used) by
  operating activities:
    Depreciation and amortization ......................      3,162,000       4,081,000
    Write-off of deferred financing costs ..............        782,000            --
    Provision for uncollectible accounts ...............        469,000         638,000
    Increase (decrease) in inventory
       market reserves .................................       (521,000)      2,650,000
    Loss from disposal, abandonment
      and impairment of machinery
      and equipment and other assets ...................      2,747,000         720,000
    Gain associated with NY office lease
       surrender .......................................             --        (987,000)
    Gain associated with restructuring
        lease liability ................................       (647,000)             --
    Extraordinary gain on discharge of debt ............       (314,000)             --
    Other ..............................................        549,000              --
    Changes in current assets
       and current liabilities:
        Accounts receivable ............................      3,414,000      (4,603,000)
        Inventories ....................................     15,317,000      (7,712,000)
        Other current assets ...........................       (323,000)        494,000
        Accounts payable ...............................     (2,960,000)        566,000
        Accrued liabilities ............................     (4,565,000)     (2,371,000)
        Deferred income taxes ..........................             --          13,000
Operating liabilities subject
      to compromise ....................................      5,791,000              --
                                                              ---------      ----------

  Total adjustments ....................................     22,901,000      (6,511,000)
                                                             ----------      ----------
    Net cash provided (used) by
      operating activities .............................      8,028,000     (10,449,000)
                                                             ----------      ----------

                            (continued on next page)

                FORSTMANN & COMPANY, INC. (DEBTOR-IN-POSSESSION)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       FOR THE THIRTY-NINE WEEKS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998
                                  (unaudited)


                                                              August 1,        August 2,
                                                                1999             1998
                                                                ----             ----
Cash flows used in investing activities:
  Capital expenditures ................................     (1,782,000)     (2,421,000)
  Investment in other assets, primarily
     computer information systems .....................       (620,000)     (1,784,000)
  Net proceeds from disposal of
    property, plant and equipment .....................      1,798,000           6,000
                                                           -----------           -----

    Net cash used in investing activities .............       (604,000)     (4,199,000)
                                                           -----------       ---------

Cash flows from financing activities:
   Net borrowings under the
       Revolving Loan Facility ........................      5,052,000      24,240,000
   Repayment of Term Loan Facility ....................    (10,842,000)     (7,736,000)
   Repayment of Deferred Interest Rate Notes ..........             --      (1,571,000)
   Repayment of other financing arrangements(1,008,000)       (619,000)
   Deferred financing costs ...........................       (892,000)        (34,000)
                                                           -----------       ---------

    Net cash (used) provided by
      financing activities ............................     (7,690,000)     14,280,000
                                                           -----------     -----------

Net decrease in cash ..................................       (266,000)       (368,000)

Cash and restricted cash at beginning of period .......        470,000       1,051,000

Cash and restricted cash at end of period$ ............        204,000     $   683,000

Supplemental  disclosure  of  cash-flow  information
   relating to the Chapter 11 proceedings:
   Cash paid during the period for
      professional fees ...............................    $   525,000     $   379,000
                                                           ===========     ===========



See notes to condensed consolidated financial statements

                  FORSTMANN & COMPANY, INC. (DEBTOR-IN-POSSESSION)
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                 FOR THE THIRTY-NINE WEEKS ENDED AUGUST 1, 1999
                                  (unaudited)



                                                  Additional                         Total
                                       Common      Paid-In       Retained         Shareholders'
                                        Stock      Capital        Deficit            Equity
                                        -----      -------        -------            ------

Balance, November 1, 1998             $43,878    $50,323,122   $(18,697,000)     $31,670,000

Director shares awarded                   350         25,650             --           26,000

Net loss                                   --             --    (14,873,000)     (14,873,000)
                                      -------    -----------   ------------      -----------
Balance, August 1, 1999               $44,228    $50,348,772   $(33,570,000)     $16,823,000
                                      =======    ===========   ============      ===========


See notes to condensed consolidated financial statements.

                  FORSTMANN & COMPANY, INC. (DEBTOR-IN-POSSESSION)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 1, 1999
                                    (unaudited)


1. Forstmann & Company, Inc. ("the Company") is a leading designer, marketer and manufacturer of innovative, high quality woolen, worsted and other fabrics which are used primarily in the production of brand-name and private label apparel for men and women, as well as, specialty fabrics for use in billiard and gaming tables, sports caps and school uniforms. The apparel industry represents the majority of the Company's customers.

2. As described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1998 (the "1998 Form 10-K"), the Company incurred net losses of $19.0 million, $7.0 million and $17.8 million in fiscal years 1998, 1997 and 1996, respectively. Net sales declined from $199.0 million in fiscal year 1997 to $149.6 million in fiscal year 1998. Management responded to these losses, the decline in sales and the resulting adverse impact on the Company's liquidity by implementing a business plan designed to align the Company's manufacturing capacity and overhead with expected market demand. In October 1998, the Company's Board of Directors approved the closing of its Louisville, Georgia plant, realignment of the Company's remaining manufacturing facilities located in Georgia and further reductions of its selling, styling and administrative costs (the "1999 Realignment"). Implementation of the 1999 Realignment was substantially complete as of January 31, 1999.

      The operating results for fiscal year 1998, the effect of the 1998 Restructuring (see Note 1 to the Consolidated Financial Statements contained in the 1998 Form 10-K) and the 1999 Realignment and the formation of Forstmann Apparel, Inc. ("FAI"), including the purchase of substantially all of the assets of Arenzano Trading Company, Inc. (see
      Note 4 to the Consolidated Financial Statements contained in the 1998 Form 10-K), negatively impacted the Company's borrowing availability under its Revolving Loan Facility (herein defined). The Company's availability under its Revolving Loan Facility was exhausted in mid-July 1999 as compared to $17.3 million at August 2, 1998. As a result, on July 23, 1999, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The Bankruptcy Filing was effected to facilitate a possible merger, equity investment or sale of the Company. The Company has been in discussions with several interested parties to acquire or invest in the Company. However, there can be no assurance that the Company will be able to consummate a merger, equity investment or sale of the Company.
      Additionally, as of August 29, 1999 borrowing availability under the Revolving Loan Facility was $0.6 million. The Company's ability to maintain adequate availability to meet its operating needs is dependent on achieving future sales consistent with management's expectations for fiscal year 1999 and successful implementation of its cost reductions. The majority of the Company's customers are in the domestic apparel industry which has continued to suffer an economic decline as a result of higher levels of imports and changing fashion trends. Expected cash flow from operations is dependent upon achieving sales expectations during fiscal year 1999, which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Further, the collectibility of accounts receivable is dependent in large part upon the financial condition of the apparel industry. Also, continuing refinement of the Company's strategies in response to evolving circumstances could materially change the Company's working capital and capital expenditures requirements. There can be no assurance that the Company will be able to achieve an adequate level of sales consistent with management's expectations for fiscal year 1999 to enable the Company to generate sufficient funds to meet its operating needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      The Company's financial statements have been prepared in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting of Entities in Reorganization Under the Bankruptcy Code". The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceeding, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in these Condensed Consolidated Financial Statements. Further, resolution of the Company's liquidity problems could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of the assets, or amounts and reclassification of liabilities that might be necessary as a result of the bankruptcy proceeding.

      Under Chapter 11, absent authorization of the Bankruptcy Court, efforts to collect on claims against the Company in existence prior to the Bankruptcy Filing are stayed while the Company continues business operations as a debtor-in-possession. Unsecured claims against the Company in existence prior to the Bankruptcy Filing are reflected as "Liabilities Subject to Compromise". See Note 12 to the these Condensed Consolidated Financial Statements. Additional claims (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). Resolution of the Company's liquidity problems may require certain compromises of liabilities (including Secured Claims) that, as of August 1, 1999, are not classified as "Liabilities Subject to Compromise". The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. As of August 1, 1999, the Company estimates that the amount of Liabilities Subject to Compromise approximates $6.3 million. Parties holding Secured Claims have the right to move the court for relief from the stay, which relief may be granted upon satisfaction of certain statutory requirements. Secured Claims are collateralized by substantially all of the assets of the Company, including, accounts receivable, inventories and property, plant and equipment.

      During the thirteen weeks ended August 1, 1999 (the "1999 Third Quarter"), the Company wrote off deferred financing cost of $0.8 million associated with the Loan and Security Agreement (herein defined) and incurred $0.3 million in severance expense. These items were recognized as reorganization items during the 1999 Third Quarter. Any additional asset impairment or costs directly related to the reorganization proceeding will be reflected as reorganization items in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a reorganization liability.

      As a result of the 1999 Realignment, the Company wrote down property, plant and equipment by $2.7 million during the 1999 Third Quarter based upon appraised values. This item was recognized as a restructuring item during the 1999 Third Quarter. Additionally, the Company incurred approximately $1.2 million in severance expense which was recognized as a restructuring item during the thirteen weeks ended January 31, 1999. During the thirteen weeks ended May 2, 1999, the Company recognized a gain of $0.6 million associated with the reduction of the operating lease cancellation liability previously established during fiscal year 1998. Such gain resulted from an agreement reached with a lessor to exchange certain idle equipment covered under a lease agreement for equipment in operation and owned by the Company and was recognized as a restructuring item during the thirteen weeks ended May 2, 1999. This agreement allowed the Company to sell such idle equipment. Further, the Company incurred costs of approximately $0.1 million during the thirty-nine week period ended August 1, 1999 (the "1999 Period") related to the relocation of certain machinery and equipment. Such costs were charged to cost of goods sold during the 1999 Period.

3. On April 30, 1999 the Company entered into a letter of intent with Newco Holdings LLC ("Newco") which provided for the sale of the ladies suit business and certain assets, and the assumption of certain liabilities, of FAI by Newco. Consummation of the sale was expected to occur in June 1999. However, the letter of intent expired without Newco fulfilling its obligations under the letter of intent in order for a sale to be consummated. The Company has also filed for Chapter 11 bankruptcy protection for FAI and has ceased its operations.

4. One of the Company's customers accounted for approximately 9% of the Company's revenues for the 1999 Period and another customer accounted for approximately 8% of gross accounts receivable at August 1, 1999. No other customer represented more than 8% of revenues for the 1999 Period or 7% of gross accounts receivable at August 1, 1999. One of the Company's major customers has significantly reduced the amount of its orders to the Company during the 1999 Period due to general, adverse trends in the apparel industry.

5. Inventories are stated at the lower of cost, determined principally by the LIFO method, or market and consist of (in thousands):

                                                 August 1,           November 1,
                                                   1999                 1998
                                                   ----                 ----

             Raw materials and supplies         $ 3,411              $10,218
             Work in process                     14,925               19,390
             Finished products                    7,763               12,331
             Less market reserves                (2,600)              (3,121)
             Total                               23,499               38,818
             Difference between LIFO
               carrying value and current
               replacement cost                      --                   --
                                                -------              -------
             Current replacement cost           $23,499              $38,818

6. The Company had property, plant and equipment held for sale of $2.6 million as of August 1, 1999 which related to assets previously idled in connection with the 1998 Restructuring and 1999 Realignment (see Note 1 to the the Consolidated Financial Statements contained in the 1998 Form 10-K and Note 2 to these Condensed Consolidated Financial Statements). Such assets are stated at fair value, based on appraisals, and will not be depreciated in future periods.

7. Other assets consist of (in thousands):
                                                       August 1,     November 1,
                                                         1999           1998
                                                         ----           ----
             Computer information systems,
               net of accumulated amortization
               of $356 and $93                         $1,248         $  909
             Deferred financing costs, net of
               accumulated amortization of
               $39 and  $744                              648          1,086
             Other, net                                    24             10
                                                       ------         ------
             Total                                     $1,920         $2,005
                                                       ======         ======

8. Accrued liabilities consist of (in thousands):

                                                         August 1,     November 1,
                                                           1999           1998
                                                           ----           ----


             Salaries, wages and related
               payroll taxes                             $  488          $  606
             Incentive compensation                          99             290
             Vacation and holiday                           417           1,243
             Interest on long-term debt                     179             143
             Medical insurance premiums                   1,416           1,416
             Professional fees                               94             105
             Environmental remediation                      151             292
             Loss on open wool purchase
               commitments                                  469           1,537
             Restructuring items                             --           1,796
             Other                                          709           1,810
                                                         ------          ------
             Total                                       $4,022          $9,238
                                                         ======          ======

9. Long-term debt consists of (in thousands):

                                                     August 1,         November 1,
                                                       1999               1998
                                                       ----               ----

           Revolving Loan Facility                    $32,960            $27,908
           Term Loan Facility                           9,500             20,343
           Other note                                      71                374
           Capital lease obligations                    1,052              1,890
           Licensing agreement                            493                669
           Total debt                                  44,076             51,184
           Current portion of long-term debt          (43,318)            (7,619)
           Licensing agreement included in
             liabilitiessubject to compromise            (493)                --
                                                      -------            -------
           Total long-term debt                       $   265            $43,565
                                                      =======            =======


     The Company is in default of substantially all of its debt agreements (other than the Loan and Security Agreement). All outstanding unsecured debt of the Company has been presented in these Condensed Consolidated Financial Statements as "Liabilities Subject to Compromise".

     Reference is made to Note 9 to the Consolidated Financial Statements contained in the 1998 Form 10-K. On July 23, 1997, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement was amended on July 23, 1999 to provide the Company debtor-in-possession financing. The Loan and Security Agreement, as subsequently amended, provides for a revolving line of credit (including a $3.0 million letter of credit facility), subject to a borrowing base formula, of up to $40 million (the "Revolving Loan Facility") and a term loan of $9.5 million (the "Term Loan Facility"). In connection with the amendment, the Company agreed to commence monthly Term Loan Facility principal payments of $500,000 on November 1, 1999 with the balance due on July 31, 2000. Additionally, the Company and its lenders agreed to reduce the Revolving Loan Facility commitment to $19 million from November 1, 1999 through January 1, 2000 with a seasonal increase to $40 million thereafter. The amendment sets new financial covenants for fiscal year 1999 and thereafter. However, there can be no assurance that the Company will be able to comply with such financial covenants. The Loan and Security Agreement, as subsequently amended, expires on July 31, 2000. In connection with entering into the amendment to the Loan and Security Agreement, the Company agreed to pay BABC for the benefit of the lenders, $650,000 due on the earlier of October 31, 1999 or upon sale of the Company.

     At August 1, 1999, the Company's loan availability as defined in the Loan and Security Agreement, in excess of outstanding advances and letters of credit, was approximately $1.1 million.

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

     On March 22, 1999 the Company entered into a 9% Senior Secured Note with ABB Industrial Systems, Inc. ("ABB") for the principal amount of $290,000 in settlement of ABB's secured claim in the Company's previous bankruptcy (see Note 9 to the Consolidated Financial Statements contained in the 1998 Form 10-K). The note is payable in 60 consecutive monthly installments in the amount of $6,019.91 commencing on April 1, 1999. Additionally, the Company paid $60,000 in respect of ABB's secured claim and issued common stock based on the formula set forth in the Company's Plan of
     Reorganization in respect of ABB's unsecured claim during the thirteen weeks ended May 2, 1999. The Company recognized an extraordinary gain on debt discharge of $314,000 during the 1999 Period relating to ABB's unsecured claim.

10.  Statements of Financial  Accounting  Standards No. 128,  "Earnings Per
     Share, "became effective during fiscal year 1998 and requires two presentations of earnings per share -"basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

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

     Since both the Company and Stevens had been required to perform the same work at all three of these sites, the Company and Stevens agreed to allocate responsibilities between themselves pursuant to an Agreement Concerning Performance of Work ("Agreement") dated January 24, 1997. The Agreement required the Company to prepare and submit to EPD the CSR for the TCE and 1,1-DCA sites, while requiring Stevens to prepare and submit to EPD a CSR for the Burn Area site. The Agreement does not commit either party to perform corrective action at these sites. Stevens submitted a CSR for the Burn Area site. During fiscal year 1998, EPD and Stevens corresponded regarding the Stevens CSR. On August 6, 1999 EPD notified Stevens that EPD concurred with the CSR certification that the Former Burn Area is in compliance with the Type 4 risk reduction standards. Stevens has been requested to submit a plan which outlines the activities needed to maintain compliance with Type 4 risk reduction standards. Upon submittal of an approved plan, the Site will be reclassified to a Class III and removed from the Hazardous Sites Inventory.

     The Company submitted a CSR for the TCE and 1,1-DCA sites, which certified compliance with risk reduction standards for both sites. EPD indicated that it did not agree to the certification with respect to the TCE site. After extensive discussions with EPD concerning the issue, the Company submitted a revised Corrective Action Plan ("CAP") on October 31, 1997 which has been approved by EPD. The revised CAP calls for continued operation of the Company's existing groundwater recovery system, as well as one additional groundwater recovery well and a groundwater collection trench near the former dry cleaning basement. The Company has completed installation of the recovery well and the groundwater collection trench. In addition to the installation of these two systems, the CAP requires the submission of an Annual Corrective Action Status Report to EPD. The Company submitted the report to EPD on July 28, 1999.

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

     By letter dated December 21, 1998, EPD requested that the Company submit a CSR for the site by June 21, 1999. EPD indicated that it had sent Burlen a similar request. The Company submitted the CSR on June 21, 1999, which certifies compliance with a Risk Reduction Standard. EPD is reviewing the CSR and has not responded to the submittal as of August 9, 1999.

     At August 1, 1999, the Company had $0.2 million accrued for costs to be incurred in connection with the TCE, 1,1-DCA and Tifton facility environmental matters. The Company, subject to EPD's response to J.P. Stevens' revised CSR and compliance status certification and EPD's response to the Tifton site, believes the accrual for environmental costs at August 1, 1999 is adequate.

12. Liabilities subject to compromise consist of the following at August 1, 1999 (in thousands):

                                                        1999
                                                        ----
     Trade accounts payable                            $3,613
     Priority tax claim                                    54
     Accrued severance                                    278
     Deferred rental and other
       lease obligations                                1,298
     Licensing Agreement                                  493
     Other                                                548
                                                       ------
         Total                                         $6,284
                                                       ======

     Unsecured claims against the Company in existence prior to the Bankruptcy Filing are included in "Liabilities Subject to Compromise". Additional claims (Liabilities Subject to Compromise) may arise or become fixed subsequent to the filing date resulting from rejection of executory contracts, including leases, from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed and unliquidated amounts and from the determination of unsecured deficiency claims in respect of claims secured by the Company's assets ("Secured Claims"). Consequently, the amount included in the balance sheet as Liabilities Subject to Compromise may be subject to further adjustments. A plan of reorganization may require certain compromise of liabilities that, as of August 1, 1999, are not classified as Liabilities Subject to Compromise. The Company's ability to compromise Secured Claims without the consent of the holder is subject to greater restrictions than in the case of unsecured claims. Parties holding Secured Claims have the right to move the court for relief from the stay, which relief may be granted upon satisfaction of certain statutory requirements. Secured Claims are collateralized by substantially all of the assets of the Company, including, accounts receivable, inventories and property, plant and equipment.

13. Restructuring items related to the Company's 1998 Restructuring and 1999 Realignment have been segregated and included in normal operations during the thirteen and thirty-nine weeks ended August 1, 1999 and August 2, 1998 and consist of (in thousands):

                                                       Thirteen Weeks Ended
                                                       --------------------
                                                       August 1,  August 2,
                                                         1999       1998
                                                         ----       ----
     Severance and "stay-put" bonus expense
        and related employee benefits                     25       $  205
     Loss associated with New York office
        lease surrender                                   --          283
     Professional fees                                    16           47
     Loss on impairment of machinery and
        equipment and other assets                     2,747          719
                                                      ------       ------
          Total                                       $2,788       $1,245
                                                      ======       ======


                                                    Thirty-Nine Weeks Ended
                                                    -----------------------
                                                      August 1,   August 2,
                                                        1999        1998
                                                        ----        ----

     Gain associated with reduction of operating
        lease cancellation liability                  $ (647)      $   --
     Severance and "stay-put" bonus expense
        and related employee benefits                  1,220        1,172
     Gain associated with New York office
        lease surrender                                   --         (375)
     Professional fees                                    24           50
     Loss on impairment of machinery and
        equipment and other assets                     2,747          719
                                                      ------       ------
          Total                                       $3,344       $1,566
                                                      ======       ======

     During the thirteen weeks ended August 1, 1999, certain of the Company's property, plant and equipment was rendered further impaired. The Company currently estimates that the fair value of such equipment is $2.7 million below its current net book value based upon appraised values. As a result, the Company recognized a loss on impairment of $2.7 million as a restructuring item during the thirteen weeks ended August 1, 1999.

         During the thirteen weeks ended January 31, 1999, the Company incurred approximately $1.2 million in severance expense as a result of the 1999 Realignment (see Note 2 to these Condensed Consolidated Financial
     Statements) which was recognized as a restructuring item during the thirteen weeks ended January 31, 1999. During the thirteen weeks ended May 2, 1999, the Company recognized a gain of $0.6 million associated with the reduction of the operating lease cancellation liability previously established during fiscal year 1998. Such gain resulted from an agreement reached with a lessor to exchange certain idle equipment covered under a lease agreement for equipment in operation and owned by the Company. This agreement allowed the Company to sell such idle equipment. This item was recognized as a restructuring item during the thirteen weeks ended May 2, 1999.

     During the 1998 Third Quarter, certain of the Company's machinery and equipment was rendered impaired. The Company estimated that the fair value of such equipment was $0.7 million below its net book value. Accordingly, the Company recognized a loss on impairment of $0.7 million as a restructuring item during the 1998 Third Quarter.

     During the thirty-nine weeks ended August 2, 1998, the Company recognized as restructuring items severance expense of approximately $0.8 million and expense of approximately $0.4 million for stay put bonuses related to the 1998 Restructuring (see Note 1 to the Consolidated Financial Statement contained in the 1998 Form 10-K).

     In connection with entering into the lease surrender agreement (see Note 13 to the Consolidated Financial Statements contained in the 1998 Form 10-K), the Company wrote-down property, plant and equipment by approximately $1.1 million associated with the future abandonment of leasehold improvements and furniture and fixtures, wrote-down the estimated deferred rent liability at January 1, 1999 by approximately $2.1 million, accrued $0.5 million for broker's commission and accrued approximately $0.1 million for lease cancellation liability. These items resulted in a $0.4 million gain which was recorded as a restructuring item during the thirty-nine weeks ended August 2, 1998.

14. In accordance with SOP 90-7, professional fees, asset impairments and reorganization charges directly related to the current and prior Bankruptcy Filing and related reorganization proceedings have been segregated from normal operations during the thirteen and thirty-nine weeks ended August 1, 1999 and August 2, 1998 and consist of (in thousands):




                                                    Thirteen  Weeks Ended
                                                    ---------------------
                                                     August 1,  August 2,
                                                       1999       1998
                                                       ----       ----


     Write-off of deferred financing costs           $  782       $ --
     Professional fees                                  243         19
     Severance expense                                  297         --
     Other                                               24          6
                                                     ------       ----
       Total                                         $1,346       $ 25
                                                     ======       ====


                                                  Thirty-Nine Weeks Ended
                                                  -----------------------
                                                   August 1,    August 2,
                                                     1999          1998
                                                     ----          ----

     Write-off of deferred financing costs           $  782       $ --
     Professional fees                                  297         45
     Severance expense                                  297         --
     Other                                               24         35
                                                    -------       ----
       Total                                         $1,400       $ 80
                                                     ======       ====

Item 2. MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 7 - AManagement=s Discussion and Analysis of Financial Condition and Results of Operations@ contained in the 1998 Form 10-K for a discussion of the Company=s financial condition as of November 1, 1998, including a discussion of the Company=s anticipated liquidity and working capital requirements during its 1999 fiscal year.

Forward Looking Statements

Certain matters discussed in this Quarterly Report under Item 2 are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: The Company's Bankruptcy proceeding, demand for the Company=s products, competition, the Company's production needs, wool market conditions, foreign currency exchange rates, the adequacy of the Company's current financing, any unexpected financing requirements, and changes in the general economic climate.

Recent Events

1999 Realignment and Bankruptcy Filing

As described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1998 (the "1998 Form 10-K"), the Company incurred net losses of $19.0 million, $7.0 million and $17.8 million in fiscal years 1998, 1997 and 1996, respectively. Net sales declined from $199.0 million in fiscal year 1997 to $149.6 million in fiscal year 1998. Management responded to these losses, the decline in sales and the resulting adverse impact on the Company's liquidity by implementing a business plan designed to align the Company's manufacturing capacity and overhead with expected market demand. In October 1998, the Company's Board of Directors approved the closing of its Louisville, Georgia plant, realignment of the Company's remaining manufacturing facilities located in Georgia and further reductions of its selling, styling and administrative costs (the "1999 Realignment"). Implementation of the 1999 Realignment was substantially complete as of January 31, 1999.

The operating results for fiscal year 1998, the effect of the 1998 Restructuring (see Note 1 to the Consolidated Financial Statements contained in the 1998 Form 10-K) and the 1999 Realignment and the formation of Forstmann Apparel, Inc. ("FAI"), including the purchase of substantially all of the assets of Arenzano Trading Company, Inc. (see Note 4 to the Consolidated Financial Statements contained in the 1998 Form 10-K), negatively impacted the Company's borrowing availability under its Revolving Loan Facility (herein defined). The Company's availability under its Revolving Loan Facility was exhausted in mid-July 1999 as compared to $17.3 million at August 2, 1998. As a result, on July 23, 1999, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Filing"). The Bankruptcy Filing was effected to facilitate a possible merger, equity investment or sale of the Company. The Company has been in discussions with several interested parties to acquire or invest in the Company. However, there can be no assurance that the Company will be able to consummate a merger, equity investment or sale of the Company. Additionally, as of August 29, 1999 borrowing availability under the Revolving Loan Facility was $0.6 million. The Company's ability to maintain adequate availability to meet its operating needs is dependent on achieving future sales consistent with management's expectations for fiscal year 1999 and successful implementation of its cost reductions. The majority of the Company's customers are in the domestic apparel industry which has continued to suffer an economic decline as a result of higher levels of imports and changing fashion trends. Expected cash flow from operations is dependent upon achieving sales expectations during fiscal year 1999, which are influenced by market conditions, including apparel sales at retail, that are beyond the control of the Company. Further, the collectibility of accounts receivable is dependent in large part upon the financial condition of the apparel industry. Also, continuing refinement of the Company's strategies in response to evolving circumstances could materially change the Company's working capital and capital expenditures requirements. There can be no assurance that the Company will be able to achieve an adequate level of sales consistent with management's expectations for fiscal year 1999 to enable the Company to generate sufficient funds to meet its operating needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During the thirteen weeks ended August 1, 1999 (the "1999 Third Quarter"), the Company wrote off deferred financing cost of $0.8 million associated with the Loan and Security Agreement (herein defined) and incurred $0.3 million in severance expense. These items were recognized as reorganization items during the 1999 Third Quarter. Any additional asset impairment or costs directly related to the reorganization proceeding will be reflected as reorganization items in the period the Company becomes committed to plans which impair the valuation of the Company's assets or incurs a reorganization liability.

As a result of the 1999 Realignment, the Company wrote down property, plant and equipment by $2.7 million during the 1999 Third Quarter based upon appraised values. This item was recognized as a restructuring item during the 1999 Third Quarter. Additionally, the Company incurred approximately $1.2 million in severance expense which was recognized as a restructuring item during the thirteen weeks ended January 31, 1999. During the thirteen weeks ended May 2, 1999, the Company recognized a gain of $0.6 million associated with the reduction of the operating lease cancellation liability previously established during fiscal year 1998. Such gain resulted from an agreement reached with a lessor to exchange certain idle equipment covered under a lease agreement for equipment in operation and owned by the Company and was recognized as a restructuring item during the thirteen weeks ended May 2, 1999. This agreement allowed the Company to sell such idle equipment. Further, the Company incurred costs of approximately $0.1 million during the thirty-nine week period ended August 1, 1999 (the "1999 Period") related to the relocation of certain machinery and equipment. Such costs were charged to cost of goods sold during the 1999 Period.

Sale of FAI

On April 30, 1999 the Company entered into a letter of intent with Newco Holdings LLC ("Newco") which provided for the sale of the ladies suit business and certain assets, and the assumption of certain liabilities, of FAI by Newco. Consummation of the sale was expected to occur in June 1999. However, the letter of intent expired without Newco fulfilling its obligations under the letter of intent in order for a sale to be consummated. The Company has also filed for Chapter 11 bankruptcy protection for FAI and has ceased its operations.

Financial Condition and Liquidity

The Company is in default of substantially all of its debt agreements (other than the Loan and Security Agreement). All outstanding unsecured debt of the Company has been presented in these Condensed Consolidated Financial Statements as "Liabilities Subject to Compromise".

Reference is made to Note 9 to the Consolidated Financial Statements contained in the 1998 Form 10-K. On July 23, 1997, the Company entered into the Loan and Security Agreement with a syndicate of financial institutions led by BABC. The Loan and Security Agreement was amended on July 23, 1999 to provide the Company debtor-in-possession financing. The Loan and Security Agreement, as subsequently amended, provides for a revolving line of credit (including a $3.0 million letter of credit facility), subject to a borrowing base formula, of up to $40 million (the "Revolving Loan Facility") and a term loan of $9.5 million (the "Term Loan Facility"). In connection with the amendment, the Company agreed to commence monthly Term Loan Facility principal payments of $500,000 on November 1, 1999 with the balance due at maturity. Additionally, the Company and its lenders agreed to reduce the Revolving Loan Facility commitment to $19 million from November 1, 1999 through January 1, 2000 with a seasonal increase to $40 million thereafter. The amendment sets new financial covenants for fiscal year 1999 and thereafter. However, there can be no assurance that the Company will be able to comply with such financial covenants. The Loan and Security Agreement, as subsequently amended, expires on July 31, 2000. In connection with entering into the amendment to the Loan and Security Agreement, the Company agreed to pay BABC for the benefit of the lenders, $650,000 due on October 31, 1999 or upon sale of the Company.

At August 1, 1999, the Company's loan availability as defined in the Loan and Security Agreement, in excess of outstanding advances and letters of credit, was approximately $1.1 million.

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

The Company=s business is seasonal, with the vast majority of orders for woolen fabrics placed from December through April for apparel manufacturers to produce apparel for retail sale during the fall and winter months. This results in a seasonal sales order and billing pattern which historically generates higher sales during the Company=s second and third fiscal quarters compared to the Company=s first and fourth fiscal quarters. This sales pattern places seasonal constraints on the Company=s manufacturing operations which results in increased working capital requirements in the Company's first fiscal quarter relating to the manufacture of certain components of inventory which are sold in the Company's second and third fiscal quarter. Further, the industry practice of providing coating fabric customers with favorable billing terms (referred to as Adating@) which permit payment 60 (sixty) days from July 1 for invoices billed in January through June encourages such coating fabric customers to place orders in advance of their actual need. This enables the Company to manufacture and bill certain coating fabric customers during the Company=s first fiscal quarter.

During the thirty-nine weeks ended August 1, 1999 (the A1999 Period@), operations provided $8.0 million of cash, whereas $10.4 million was used by operations during the thirty-nine weeks ended August 2, 1998 (the A1998 Period@). This $18.5 million increase in cash provided by operations in the 1999 Period was primarily due to a $23.0 million decrease in inventory during the 1999 Period as compared to the 1998 Period. The decrease in inventory during the 1999 Period as compared to the 1998 Period resulted from the Company curtailing its manufacturing operations during the 1999 Period. This was in response to significantly lower receipt of customer sales orders during the 1999 Period as compared to the 1998 Period for product to be delivered in the Company's second and third fiscal quarters, as well as, the Company's decision to exit certain product lines in connection with the 1998 Restructuring (see Note 1 to the 1998 Form 10-K ) and reduced worsted manufacturing capacity resulting from the 1999 Realignment (see Note 2 to these Condensed Consolidated Financial Statements). Accounts receivable declined by $3.4 million during the 1999 Period, whereas accounts receivable increased by $4.6 million during the 1998 Period. The decrease in accounts receivable primarily relates to a decrease in sales during the 1999 Period when compared to the 1998 Period. Combined, the decrease in inventory and accounts receivable during the 1999 Period resulted in $18.7 million being provided during the 1999 Period as compared to $12.3 million being used during the 1998 Period. This $31.0 million increase in cash provided was somewhat offset by a $10.9 million higher net loss during the 1999 Period when compared to the 1998 Period.

Investing activities used $0.6 million in the 1999 Period as compared to $4.2 million in the 1998 Period. The Company expects spending for capital expenditures, principally plant and equipment, in fiscal year 1999 to be significantly lower than fiscal year 1998 due to caps contained in the amended Loan and Security Agreement.

As a result of the foregoing, during the 1999 Period, $7.7 million was used by financing activities whereas during the 1998 Period $14.3 million was provided by financing activities.

            The sales order backlog at August 29, 1999 was $13.5 million whereas at the comparable time a year earlier the sales order backlog was $42.1 million. The composition of the sales order backlog at August 29, 1999 reflects a weaker order position in all product lines. Of the approximate $28.6 million decline in the sales order backlog at August 29, 1999 as compared to the comparable time a year earlier, approximately $20.2 million relates to womenswear fabrics. The decline in the backlog of sales orders for women's fabrics is twofold. First, an over capacity of woolen flannel manufacturing coupled with excessive women's wool flannel apparel inventory at retail has lead to a decline in demand for the Company's women's wool flannel fabrics. Second, the reduction in the Company's worsted fabrics manufacturing capacity has caused the Company to limit somewhat its women's worsted product offerings. The menswear fabric and government fabric sales order backlog at August 29, 1999 declined by $4.6 million over the comparable time a year earlier. Approximately $4.2 million of this decline relates to the Company's decision to exit men's suits and government businesses. Menswear fabrics further declined primarily due to an over capacity in global worsted wool manufacturing and fashion trends. The order position for coating fabrics at August 29, 1999 has declined by $2.0 million over the comparable time a year earlier. The decrease in coating fabric sales order backlog is primarily due to the unseasonably warm winter experienced throughout much of the U.S. in 1997-1998. As a result, initial coating fabric orders have been delayed by retailers, which has delayed orders from apparel manufacturers. The specialty fabric sales order backlog at August 29, 1999 declined by $1.8 million over the comparable time a year earlier due to a decrease in orders for fabrics used in baseball caps.

The Company purchases a significant amount of its raw wool inventory from Australia. Since all of the Company=s forward purchase commitments for raw wool are denominated in U.S. dollars, there is no actual currency exposure on outstanding contracts. However, future changes in the relative exchange rates between the United States and Australian dollars can materially affect the Company=s results of operations for financial reporting purposes. Based on wool costs incurred during the 1999 Period and the Company=s forward purchase commitments, the Company expects wool costs to decrease approximately 11% in fiscal year 1999 as compared to fiscal year 1998.

Year 2000 Matters

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is in the process of updating or replacing its computerized systems to ensure its systems are "Year 2000" compliant and to improve the Company's overall manufacturing, planning and inventory related systems. The Company is utilizing both internal and external resources to upgrade or replace its existing computerized systems. Costs associated with upgrading existing systems to address the Year 2000 matter will be expensed in the period incurred, whereas costs associated with the replacement of existing systems will be capitalized in the period incurred. During the 1999 Period, the Company capitalized $0.6 million in costs associated with the replacement of existing systems.

The Company expects its Year 2000 upgrade project and the replacement of its manufacturing and inventory related systems to be completed during the fourth quarter of calendar year 1999. In the third quarter of calendar year 1999 over 80% of the completed Company software application systems were rigorously tested and proven Year 2000 compliant in a Year 2000 date range computer environment. While the Company is confident the remaining Year 2000 upgrade tasks will be completed and tested in the fourth quarter of calendar year 1999, there can be no assurance that there will not be a delay in, or increased costs associated with the implementation of such changes. Any inability to implement such changes could have a material adverse effect on the Company.

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

     The Company has completed an assessment of its manufacturing processes, and all mill equipment from DCS/SCADA systems to field devices had been inventoried. All critical items have been tested and 98% are compliant. The remaining 2% (one item of equipment)is scheduled for Year 2000 upgrade by early December 1999. The assessment of non-critical items is 85% complete, with 100% Year 2000 compliance and will be completed by the calendar year end.

Results of Operations

The Thirty-Nine Weeks Ended August 1, 1999 ("1999 Period") Compared to The Thirty-Nine Weeks Ended August 2, 1998 ("1998 Period")

The Company=s business is seasonal, accordingly, results for these interim periods are not indicative of results for a full fiscal year. Net sales for the 1999 Period were $68.9 million, a decrease of 41.4% from the 1998 Period. Total yards of fabric sold decreased 42.7% from the 1998 Period to the 1999 Period and the average per yard selling price decreased to $7.41 per yard from $7.57 per yard due to shifts in product mix and sales price decline. The decrease in sales was primarily due to womenswear fabric sales which were approximately $29.0 million lower in the 1999 Period as compared to the 1998 Period and menswear fabric sales which were approximately $18.2 million lower in the 1999 Period as compared to the 1998 Period. Additionally, coating fabric sales were approximately $2.4 million lower during the 1999 Period as compared to the 1998 Period and specialty fabric sales were approximately $1.2 million lower during the 1999 Period as compared to the 1998 Period. These decreases were nominally offset by an increase in government fabric sales of $0.2 million during the 1999 Period as compared to the 1998 Period. Additionally, sales for FAI were $3.9 million during the 1999 Period as compared to $1.6 million during the 1998 Period. Menswear fabric sales declined due, in part, to the Company's decision made in March 1998 to exit the men's top dyed suit business. Overall, the Company expects men's woolen fabric sales to be lower in fiscal year 1999 as compared to fiscal year 1998 due to fashion trends and increased competition from imports. Women's woolen and worsted fabric sales were lower in the 1999 Period as compared to the 1998 Period. Based on current backlog of sales orders for women's woolen and worsted sales, market trends and increased competitive pressures, the Company expects overall women's woolen and worsted fabric sales to be significantly lower in fiscal year 1999 as compared to fiscal year 1998. Currently, the Company expects coating fabric sales in fiscal year 1999 to be slightly lower than in fiscal year 1998.

Cost of goods sold decreased $38.2 million to $66.2 million during the 1999 Period primarily as a result of the decline in sales and change in product mix. Gross profit decreased $10.5 million from $13.2 million in the 1998 Period to $2.7 million in the 1999 Period, and gross profit margin for the 1999 Period was 4.0% compared to 11.2% for the 1998 Period. This decline in the gross profit margin is due to fixed manufacturing costs which are not absorbed when manufacturing operations are running at volumes below full capacity. As a result of operating below full capacity, $7.9 million in fixed manufacturing costs were unabsorbed during the 1999 Period as compared to $2.8 million during the 1998 Period.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 15.5% to $8.4 million in the 1999 Period compared to $9.9 million in the 1998 Period. However, included in selling, general and administrative expenses during the 1999 Period is $2.0 million related to FAI as compared to $0.8 million during the 1998 Period. The majority of the decrease in selling, general and administrative expenses exclusive of FAI during the 1999 Period was primarily due to a decrease in human resource related expenses as the Company reduced its overhead in response to lower sales. Additionally, expense associated with professional services was lower during the 1999 Period when compared to the 1998 Period.

The provision for uncollectible accounts decreased to $0.5 million in the 1999 Period as compared to $0.6 million in the 1998 Period. See Note 3 to the Consolidated Financial Statements contained in the 1998 Form 10-K for a discussion of the Company's accounting policies regarding the establishment of its allowance for uncollectible accounts.

Interest expense for the 1999 Period was $4.3 million as compared to $4.9 million in the 1998 Period. The decrease in interest expense during the 1999 Period is mainly attributable to a lower Term Loan Facility balance which was somewhat offset by a higher average Revolving Loan Facility balance and $0.2 million higher interest expense associated with FAI during the 1999 Period as compared to the 1998 Period.

As a result of the foregoing, a loss before reorganization and restructuring items, income taxes and extraordinary gain of $10.4 million was realized in the 1999 Period as compared to $2.3 million in the 1998 Period. Loss before depreciation and amortization, reorganization and restructuring items, interest expense, income taxes and extraordinary gain during the 1999 Period was $3.0 million as compared to income before depreciation and amortization, reorganization and restructuring items, interest expense and income taxes of $6.3 million during the 1998 Period.

Restructuring items were $3.3 million during the 1999 Period and $1.6 million during the 1998 Period (see Note 13 to these Condensed Consolidated Financial Statements).

Reorganization items were $1.4 million during the 1999 Period and $0.1 million during the 1998 Period (see Note 14 to these Condensed Consolidated Financial Statements).

During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. For the 1999 Period and the 1998 Period, no income tax benefit was recognized from the realization of a net operating loss.

An extraordinary gain on debt discharge of $0.3 million was recognized during the 1999 Period as a result of the settlement reached with ABB Industrial
Systems, Inc. regarding its bankruptcy claim (see Note 9 to these Condensed Consolidated Financial Statements).

As a result of the foregoing, net loss for the 1999 Period was $14.9 million as compared to $3.9 million in the 1998 Period.

The Thirteen Weeks Ended August 1, 1999 (the "1999 Third Quarter") Compared to The Thirteen Weeks Ended August 2, 1998 (the "1998 Third Quarter")

Net sales for the 1999 Third Quarter were $23.4 million, a decrease of 40.0% from the 1998 Third Quarter. Total yards of fabric sold decreased 34.0% during the 1999 Third Quarter. The average per yard selling price decreased to $7.24 per yard from $7.62 per yard due to shifts in product mix and sales price decline. Sales declined in all major product lines. The decrease in net sales during the 1999 Third Quarter is attributable to the reasons discussed above in the 1999 Period compared to the 1998 Period.

Cost of goods sold decreased $14.5 million to $22.6 million during the 1999 Third Quarter primarily as a result of lower sales. Gross profit decreased $1.1 million or 57.9% to $0.8 million in the 1999 Third Quarter, and gross profit margin for the 1999 Third Quarter was 3.6% compared to 5.1% for the 1998 Third Quarter. The decrease in gross profit margin during the 1999 Third Quarter is attributable to the reasons discussed above in the 1999 Period compared to the 1998 Period.

Selling, general and administrative expenses, excluding the provision for uncollectible accounts, decreased 30.3% to $2.2 million in the 1999 Third Quarter compared to $3.2 million in the 1998 Third Quarter. Included in selling, general and administrative expenses during the 1999 Third Quarter is $0.3 million related to FAI as compared to $0.8 million during the 1998 Third Quarter. The reduction in selling, general and administrative expenses during the 1999 Third Quarter exclusive of FAI is primarily attributable to a decrease in human resource related expenses as the Company reduced its overhead in response to lower sales.

The provision for uncollectible accounts was $0.2 million during the 1999 Third Quarter when compared to $0.1 million during the 1998 Third Quarter.

Interest expense for the 1999 Third Quarter was $1.5 million or $0.2 million lower than the 1998 Third Quarter. This decrease is attributable to a lower Term Loan Facility balance during the 1999 Third Quarter as compared to the 1998 Third Quarter.

As a result of the foregoing, a loss before reorganization and restructuring items, income taxes and extraordinary gain of $3.1 million was realized in the 1999 Third Quarter as compared to $3.0 million in the 1998 Third Quarter. Loss before depreciation and amortization, reorganization and restructuring items, interest expense, income taxes and extraordinary gain during the 1999 Third Quarter was $0.3 million as compared to income before depreciation and amortization, reorganization and restructuring items, interest expense and income taxes of less than $0.1 million during the 1998 Third Quarter.

Restructuring items of $2.8 million was recognized in the 1999 Third Quarter as compared to $1.3 million in the 1998 Third Quarter. Reference is made to Note 13 to these Condensed Consolidated Financial Statements for a discussion of restructuring items incurred during the 1999 Third Quarter and the 1998 Third Quarter.

Reorganization items were $1.3 million during the 1999 Third Quarter as compared to $25,000 during the 1998 Third Quarter (see Note 14 to these Condensed Consolidated Financial Statements).

During fiscal year 1995, the Company fully utilized its net operating loss carrybacks as permitted by the Internal Revenue Code. Accordingly, for the 1999 Third Quarter, no income tax benefit was recognized from the realization of net operating losses. During the 1998 Third Quarter, the Company recognized an income tax benefit of $0.1 million which related to the reversal of the provision recorded during the twenty-six weeks ended May 3, 1998.

As a result of the foregoing, a net loss of $7.2 million was recognized in the 1999 Third Quarter compared to $4.2 million in the 1998 Third Quarter.

      PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:


(a)  Exhibits

        4.1 Amendment No. 2 to Amended and Restated Loan and Security Agreement (DIP Financing Amendment) dated as of July 23, 1999.

      11.1 Statement re computation of per share earnings - not required since such computation can be clearly determined from the material contained herein.

      15.1 Independent Accountants' Review Report, dated September 3, 1999 from
            Deloitte & Touche LLP to Forstmann & Company, Inc.

      99.1  Press release re Chapter 11 Filing dated as of July 23, 1999.

(b)  Current Reports on Form 8-K

          None

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         FORSTMANN & COMPANY, INC.
                                         ---------------------------------
                                         (Registrant)




                                         /s/Gary E. Schafer
                                         ---------------------------------
                                         Gary E. Schafer
                                         Chief Financial Officer
September 15, 1999
------------------
     Date

EXHIBIT INDEX




Exhibit                                                              Sequential
  No.         Description                                              Page No.


 4.1      Amendment No. 2 to Amended and Restated                        33
          Loan and Security Agreement (DIP Financing
          Amendment) dated as of July 23, 1999.

11.1 Statement re computation of per share earnings not required since such computation can be clearly determined from the material contained herein.

15.1      Independent Accountants' Review Report,                        56
          dated  September  3, 1999 from  Deloitte &
          Touche LLP to  Forstmann & Company, Inc.

99.1      Press release re Chapter 11 Filing dated as                    57
          of July 23, 1999.